Form 10-Q
period 1996-03-31
OAKLEY INC
filed 1996-05-13
CIK 946356

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                    For the Quarterly Period Ended March 31, 1996

                                          or

             ( )Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                For the Transition Period From _________ To _________

                           Commission File Number:  1-13848

                                     OAKLEY, INC.

                (Exact name of registrant as specified in its charter)

             Washington                                95-3194947
             ----------                                ----------
   (State or other jurisdiction of                (IRS Employer ID No.)
    incorporation or organization)


              10 Holland
           Irvine, California                               92718
           ------------------                               -----
         (Address of principal                            (Zip Code)
           executive offices)


                                    (714) 951-0991
                                    --------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X       No
                     -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share               35,700,525 shares
- --------------------------------------               -----------------
              (Class)                          (Outstanding on May 10, 1996)

                                     OAKLEY, INC.
                                  INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of December 31, 1995
 and March 31, (unaudited)..............................................       3

Consolidated Statements of Income for the three-month periods
 ended March 31, 1995 and 1996 (unaudited)..............................       4

Consolidated Statements of Cash Flows for the three-month periods
 ended March 31, 1995 and 1996 (unaudited)..............................       5

Notes to Consolidated Financial Statements..............................       6

ITEM 2 - Management's Discussion and Analysis of Results of
Operations and Financial Condition.....................................    7-10

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings..............................................      11

ITEM 2 - Changes in Securities..........................................      11

ITEM 3 - Defaults Upon Senior Securities................................      11

ITEM 4 - Submission of Matters to a Vote of Security Holders............      11

ITEM 5 - Other Information..............................................      11

ITEM 6 - Exhibits and Reports on Form 8-K...............................   12-13

Signatures..............................................................      14

Exhibits................................................................      15

                                     OAKLEY, INC.

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS

                                          December 31,1995      March 31, 1996
                                         ------------------    -----------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                $        9,760       $       16,879
   Accounts receivable, less allowance
    for doubtful accounts of $591 (1995),
    $618 (1996)                                     19,288               24,775
   Inventories                                      20,488               22,548
   Other receivables                                   348                1,514
   Deferred income taxes                             3,562                3,534
   Prepaid expenses                                  1,731                2,019
                                         ------------------    -----------------
    Total current assets                            55,177               71,269

PROPERTY AND EQUIPMENT, net                         38,888               43,613
OTHER ASSETS                                           316                  319
DEFERRED TAX ASSET                                     190                  190
DEPOSITS                                             3,154                1,479
                                         ------------------    -----------------
TOTAL ASSETS                                $       97,725       $      116,870
                                         ------------------    -----------------
                                         ------------------    -----------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  S distribution notes                      $          263       $          -
  Accounts payable                                   7,123                8,571
  Accrued expenses and other current
   liabilities                                       6,601                6,844
  Income taxes payable                               2,029                8,713
                                         ------------------    -----------------

    Total current liabilities                       16,016               24,128

SHAREHOLDERS' EQUITY

  Preferred stock, par value $.01 per
   share: 10,000,000 shares authorized;
   no shares issued                                    -                    -
  Common stock, par value $.01 per share:
   100,000,000 shares authorized;
   35,700,000 issued and outstanding                   357                  357
Additional paid-in capital                          64,427               64,429
Retained earnings                                   16,998               27,971
Foreign currency translation adjustment                (73)                 (15)
                                         ------------------    -----------------
  Total shareholders' equity                        81,709               92,742

TOTAL LIABILITIES AND                    ------------------    -----------------
 SHAREHOLDERS' EQUITY                       $       97,725       $      116,870
                                         ------------------    -----------------
                                         ------------------    -----------------


             See accompanying notes to consolidated financial statements.

                                     OAKLEY,INC.

                          CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                    1995              1996
                                                --------------     -------------


Net sales                                        $    36,615        $    48,706
Cost of goods sold                                    11,356             14,642
                                                --------------     -------------
     Gross profit                                     25,259             34,064


Operating expenses:
     Research and development                          6,660                949
     Selling                                           7,470             10,091
     Shipping and warehousing                          1,001              1,423
     General and administrative                        3,692              3,948
                                                --------------     -------------
        Total operating expenses                      18,823             16,411


                                                --------------     -------------
Operating income                                       6,436             17,653
Interest expense (income), net                            30               (189)
                                                --------------     -------------
Income before provision for income taxes               6,406             17,842
Provision for income taxes                               270              6,869
                                                --------------     -------------
Net income                                        $    6,136        $    10,973
                                                --------------     -------------
                                                --------------     -------------


    Net income per share                                            $      0.31
                                                                   -------------
                                                                   -------------


Weighted average common shares used in the
 calculation of net income per share                                     35,916
                                                                   -------------
                                                                   -------------


             See accompanying notes to consolidated financial statements

                                     OAKLEY, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS) (UNAUDITED)

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                    1995              1996
                                                --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $     6,136        $    10,973
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                      1,772              1,876
   Gain on disposition of equipment                     (12)               (98)
   Deferred compensation                                -                    2
   Changes in assets and liabilities:
    Accounts receivable                              (3,124)            (5,487)
    Inventories                                      (3,270)            (2,060)
    Deferred income taxes                               -                   28
    Other receivables                                   590             (1,166)
    Prepaid expenses                                    242               (288)
    Other assets                                       (285)                (3)
    Accounts payable                                 (1,811)             1,448
    Due to shareholders                               6,493                -
    Accrued expenses and other current
      liabilities                                       170                243
   Income taxes payable                                 -                6,684
                                                --------------     -------------
   Net cash provided by operating activities          6,901             12,152

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                           (1,495)             1,675
  Acquisitions of property and equipment             (3,026)            (6,696)
  Proceeds from sale of equipment                        12                193
                                                --------------     -------------
  Net cash used in investing activities         $    (4,509)       $    (4,828)
                                                --------------     -------------
                                                --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of bank borrowings                      (1,265)               -
  Dividends paid                                     (1,000)              (263)

   Net cash used in financing activities             (2,265)              (263)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  28                 58

NET INCREASE IN CASH AND CASH EQUIVALENTS               155              7,119
CASH AND CASH EQUIVALENTS, beginning of period        1,692              9,760
                                                --------------     -------------
CASH AND CASH EQUIVALENTS, end of period        $     1,847        $    16,879
                                                --------------     -------------
                                                --------------     -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
    Interest                                    $        36        $         3
                                                --------------     -------------
                                                --------------     -------------

    Income taxes                                $       -          $       157
                                                --------------     -------------
                                                --------------     -------------


    See accompanying notes to consolidated financial statements

                                     OAKLEY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying consolidated financial statements of Oakley, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of December 31, 1995 and March 31, 1996, the statements of income for the three month periods ended March 31, 1995 and 1996 and the statements of cash flows for the three month periods ended March 31, 1995 and 1996. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1996.

NOTE 2 - INITIAL PUBLIC OFFERING
In August 1995, the Company completed an initial public offering of 3,300,000 shares of the Company's common stock for $23.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $69.1 million.

NOTE 3 - INCOME TAXES
Prior to August 14, 1995, Oakley, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the periods through August 14, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5% to Oakley, Inc.'s pretax earnings plus the foreign taxes related to Oakley Europe. Effective August 14, 1995, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $1.6 million of deferred income tax assets on August 14, 1995.

NOTE 4 - CREDIT AGREEMENT
Oakley, Inc. has a line of credit to allow maximum borrowings of $18.0 million. At March 31, 1996, there was no balance outstanding on the line of credit.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS
The following table sets forth operating results for the 1996 period and pro forma operating results for the 1995 period indicated. Pro forma operating results reflect adjustments to the historical operating results for (i) the elimination of bonuses paid to the two principal executive officers in excess of $0.5 million in the aggregate (the estimated bonuses payable for each quarter of 1995 under the Performance Bonus Plan adopted by the Company in August 1995),
(ii) the elimination of all depreciation expense associated with aircraft owned by the Company, which aircraft were distributed to the two principal shareholders in August 1995 as part of the S corporation distribution and (iii) Federal and state income taxes as if the Company had been taxed as a C corporation for all periods prior to the Company's initial public offering.

                           CONSOLIDATED STATEMETS OF INCOME
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                -------------------------------
                                                    1995                1996
                                                ----------          ----------
Net Sales                                       $   36,615          $   48,706
Cost of goods sold                                  11,356              14,642
                                                ----------          ----------
    Gross profit                                    25,259              34,064

Operating expenses:
    Research and development                           730                 949
    Selling                                          7,116              10,091
    Shipping and warehousing                         1,001               1,423
    General and administrative                       2,609               3,948
                                                ----------          ----------
         Total operating expenses                   11,456              16,411
                                                ----------          ----------
Operating income                                    13,803              17,653

Interest expense (income), net                          30                (189)
                                                ----------          ----------
Income before provision for income taxes            13,733              17,842
Provision for income taxes                           5,507               6,869
                                                ----------          ----------
Net income                                      $    8,266          $   10,973
                                                ----------          ----------
                                                ----------          ----------

Earnings per share                              $     0.26          $     0.31

Weighted average shares outstanding                 32,400              35,916


Three Months Ended March 31, 1996 and 1995

NET SALES
Net sales increased to $48.7 million for the three months ended March 31, 1996 from $36.6 million for the three months ended March 31, 1995, an increase of $12.1 million, or 33.1%. This increase was principally the result of substantially higher sales in the 1996 period for the EYE JACKET sunglasses, sales from TRENCHCOAT sunglasses (introduced in late 1995) and significant sales increases of WIRES. These increases were partially offset by moderate sales decreases in M FRAMES and ZEROS sunglasses and significant sales decreases in FROGSKINS, the Company's most mature product offering.
The decline in FROGSKINS sales was attributable in part to a 50% reduction in the number of models offered. The Company's international sales grew 71.7% to $18.2 million, or 37.4% of net sales, in the 1996 period from $10.6 million, or 29.0% of net sales, in the comparable 1995 period. This increase was principally a result of substantially increased sales in the continental European markets in which the Company sells on a direct basis and higher sales to distributors in most of the Company's other foreign markets.

GROSS PROFIT
Gross profit increased to $34.1 million for the three months ended March 31, 1996 from $25.3 million for the three months ended March 31, 1995, an increase
of $8.8 million, or 34.8%.   As a percentage of net sales, gross profit
increased to 70.0% in the 1996 period from 69.1% in the 1995 period as a result of a lower lens reject rate, a higher average selling price (resulting from a shift in product mix and higher international prices), a reduction in inventory shrinkage, better margins in the Company's direct European operation and greater manufacturing throughput, partially offset by slightly higher prices on raw materials, increases in sales to international distributors at favorable prices and higher sales returns and discounts as a percentage of sales.

OPERATING EXPENSES
Operating expenses decreased to $16.4 million for the three months ended March 31, 1996 from $18.8 million for the three months ended March 31, 1995, a decrease of $2.4 million. This decrease resulted primarily from the reduction in the level of bonuses payable since the Company's initial public offering in August 1995. On a pro forma basis as discussed above, operating expenses increased to $16.4 million in the 1996 period from $11.5 million in the 1995 period, an increase of $4.9 million, or 42.6%. Selling expenses increased $3.0 million in the 1996 period principally as a result of additional personnel in sports marketing, advertising and sales, higher warranty costs and higher depreciation on the Company's store displays, partially offset by, as a percentage of sales, lower sports marketing and advertising expenses, lower trade show expenses and lower professional fees. Warranty expense in 1996 benefited from the initiation in mid-year 1995 of a $9.39 warranty processing charge per unit, which contributed offsetting income of $0.2 million in the 1996 period. Shipping expenses increased $0.4 million in the 1996 period to $1.4 million from $1.0 million in the 1995 period. As a percentage of net sales, shipping expenses increased to 2.9% in the 1996 period from 2.7% in the 1995 period as a result of significantly higher average shipping costs in the Company's direct European operation, partially offset by lower average shipping costs in domestic markets. General and administrative expenses increased $1.3 million in the 1996 period from the 1995 period as the Company added the personnel and infrastructure necessary in response to its growth, including increased salaries, insurance and other expenses associated with being a public company, partially offset by lower professional fees. In addition, general and administrative expenses increased as a result of a significant investment in
management information systems, both in personnel and hardware/software.   As a
percentage of net sales, general and administrative expenses increased to 8.0% of net sales in the 1996 period from 7.1% in the 1995 period.

OPERATING INCOME
The Company's operating income grew to $17.7 million for the three months ended March 31, 1996 from $6.4 million for the three months ended March 31, 1995, an increase of $11.3 million. On a pro forma basis as discussed above, operating income increased to $17.7 million for the 1996 period from $13.8 million for the comparable 1995 period, an increase of $3.9 million, or 28.3%. This increase was a result of the Company's net sales growth and an improvement in its gross margin, partially offset by higher operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had interest expense of $3,000 and interest income of $192,000 for the three months ended March 31, 1996, as compared with interest expense of $36,000 and interest income of $6,000 for the comparable 1995 period.

INCOME TAXES
Prior to August 14, 1995, Oakley, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the periods through August 14, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5% to Oakley, Inc.'s pretax earnings plus the foreign taxes related to Oakley Europe. Effective August 14, 1995, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $1.6 million of deferred income tax assets on August 14, 1995. The Company recorded a provision for income taxes of $6.9 million for the three months ended March 31, 1996, as compared to $0.3 million for the comparable 1995 period. On a pro forma basis as discussed above, the Company's provision for income taxes was $5.5 million for the 1995 period.

NET INCOME
The Company's net income increased to $11.0 million for the three months ended March 31, 1996 from $6.1 million for the three months ended March 31, 1995, an increase of $4.9 million. On a pro forma basis as discussed above, net income increased to $11.0 million for the 1996 period from $8.3 million for the 1995 period, an increase of $2.7 million, or 32.5%.


LIQUIDITY AND CAPITAL RESOURCES
The Company historically has financed its operations almost entirely with cash flow generated from operations. Cash provided by operating activities rose to $12.2 million for the three months ended March 31, 1996 from $6.9 million for the comparable 1995 period. On a pro forma basis as discussed above, cash provided by operating activities was $8.4 million for the three months ended March 31, 1995. At March 31, 1996, working capital was $47.1 million. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment, and changes in inventory levels. To supplement cash flow from operations, if necessary, the Company maintains an $18.0 million revolving credit facility to be used for general working capital purposes. The credit agreement relating to such facility contains typical covenants with respect to the conduct of the Company's business and requires the maintenance of various financial levels and ratios. At March 31, 1996, there was no balance outstanding on the line of credit. The Company believes that available cash, cash flow from operations and available borrowings will be sufficient to meet operating needs and capital expenditures, including the cost of constructing the Company's new headquarters/manufacturing facility, for the foreseeable future.

Capital expenditures (other than for the construction of the Company's new facility) for the three months ended March 31, 1996 totaled $4.8 million. The Company estimates that its capital expenditures (other than for the Company's new facility) will total $16.5 million for 1996, including approximately $4.5 million relating to the development and production of the X METAL line. In April

1995, the Company purchased land for $8.2 million on which it is constructing a larger headquarters/manufacturing facility. The Company currently estimates that the cost to construct and equip such facility will be approximately $32.0 million, of which $5.1 million was spent in 1995 and $1.9 million was spent in the first quarter of 1996. The remainder is expected to be spent by late 1996 or early 1997 when the Company expects to relocate to such facility.

Prior to the Company's initial public offering in August 1995, as a result of the Company's treatment as an S Corporation for Federal and state income tax purposes, the Company historically has provided its shareholders with funds for the payment of income taxes on the earnings of the Company which have been included in the taxable income of the shareholders. In addition, the Company historically has paid dividends to shareholders to provide them with a return on their investment. The Company paid dividends of $1.0 million in the 1995 period. Upon consummation of such offering, the Company's S corporation status was terminated. In August 1995, the Company declared a distribution of its previously undistributed S corporation earnings, which was paid through the distribution of aircraft and S distribution notes. The actual amount of the S distribution notes was $19.3 million, all of which had been repaid by March 31, 1996.


SEASONALITY
Historically, the Company's sales, in the aggregate, generally have been higher in the period from March to September, the period during which sunglass use is typically highest. As a result, operating margins are typically lower in the first and fourth quarters as fixed operating costs are spread over generally lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross margins at significantly lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross margin in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, the success of the Company's products introduced since late 1993 and the Company's international expansion have mitigated the impact of seasonality.


BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. The Company's backlog has increased since mid-1995 primarily due to an increase in market demand. At March 31, 1996, the Company had a backlog of $18.7 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $1.8 million.


INFLATION
The Company does not believe inflation has had a material impact on the Company in the past although there can be no assurance that this will be the case in the future.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
              None

ITEM 2.  Changes in Securities
              None

ITEM 3.  Defaults Upon Senior Securities
              None

ITEM 4.  Submission of Matters to a Vote of Security-Holders
              None

ITEM 5.  Other Information
              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

    *3.1      Articles of Incorporation of the Company
    *3.2      Bylaws of the Company
    *10.1     Credit Agreement (the "Credit Agreement"), dated June 20, 1995, between Oakley, Inc., Wells Fargo Bank, National Association, and the Lenders named therein
    *10.2     Collateral Account Agreement, dated June 20, 1995, between
              Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    *10.3     Security Agreement, dated June 20, 1995, between Oakley, Inc. and
              Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    *10.4     Security Agreement and Chattel Mortgage, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    *10.5     Trademark Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    *10.6     Patent Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    *10.7     Subordination Agreement, dated June 20, 1995, between Oakley,
              Inc., Buffalo Works, Inc., James H. Jannard and Mike D. Parnell
   **10.8     Credit Agreement (the "Amended and Restated Credit Agreement"),
              dated August 15, 1995, between Oakley, Inc., Wells Fargo Bank,
              National Association, as agent and the Lenders named therein
   **10.9     Collateral Account Agreement, dated August 15, 1995, between
              Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit
              Agreement
   **10.10    Guaranty, dated August 15, 1995, by the Guarantors named therein and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
   **10.11    Shareholder Pledge Agreement (original and English translation), dated August 15, 1995 between Oakley, Inc. and Wells Fargo Bank,
              National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
   **10.12    Subordination Agreement, dated August 15, 1995 between the
              Initial Subordinated Creditors named therein and Wells Fargo
              Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
   **10.13    Promissory Note, dated August 8, 1995 between Oakley, Inc. and
              James H. Jannard
   **10.14    Promissory Note, dated August 8, 1995 between Oakley, Inc. and M.
              and M. Parnell Revocable Trust
  ***10.15    Termination and Release Agreement, dated as of August 15, 1995 between Oakley, Inc. and Wells Fargo Bank, National Association, as agents for the Lenders party to the Credit Agreement
  ***10.16    First Amendment to Amended and Restated Credit Agreement dated
              November 22, 1995 by and among Oakley, Inc., Wells Fargo Bank,
              National Association, as agent and the Lenders named therein
   **10.17    Agreement, dated July 17, 1995, between Oakley, Inc. and Michael
              Jordan
    *10.18    Lease, dated September 15, 1988, between OO Partnership and
              Oakley, Inc.
  ***10.19    First Amendment to Lease dated December 31, 1995, by and between
              Oakley, Inc., and OO Partnership

    *10.20    Agreement, dated July 31, 1995, between OO Partnership and
              Oakley, Inc.
    *10.21    Lease, dated March 5, 1990, between Weyerhauser Mortgage Company and Oakley, Inc., as amended
    *10.22    Sublease, dated August 17, 1992, between Western Digital
              Corporation and Oakley, Inc., as amended
    *10.23    Purchase Agreement and Escrow Instructions, dated December 9,
              1994, between Oakley, Inc. and Foothill Ranch Development
              Corporation
  ***10.24    Oakley, Inc. 1995 Stock Incentive Plan
  ***10.25    Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan
  ***10.26    Oakley, Inc. Executive Officer Performance Bonus Plan
    *10.27    Employment Agreement, dated as of August 1, 1995, between Oakley,
              Inc. and Jim Jannard
    *10.28    Employment Agreement, dated as of August 1, 1995, between Oakley,
              Inc. and Mike Parnell
    *10.29    Employment Agreement, dated as of August 1, 1995, between Oakley,
              Inc. and Link Newcomb
  ***10.30    Indemnification Agreement, dated August 1, 1995, between Oakley,
              Inc. and Jim Jannard
    *10.31    Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers
    *10.32    Standard Form of Agreement between Owner and Project Manager, dated December 30, 1994, between Oakley, Inc. and Snyder Langston
    *10.33    Lease Agreement, dated January 26, 1995, between Oakley Europe, sarl and Investipierre 7 (In French with English translation)
  ***10.34    Aircraft Lease Agreement, dated August 10, 1995, between Oakley,
              Inc. and X, Inc.
  ***10.35    Aircraft Lease Agreement, dated August 10, 1995, between Oakley,
              Inc. and Time Tool Incorporated
    *10.36    Registration Rights Agreement, dated August 1, 1995, between
              Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable
              Trust
  ***10.37    Indemnification Agreement, dated August 9, 1995, between Oakley,
              Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
     27.1     Financial Data Schedule

* Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

** Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

*** Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1995.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Oakley, Inc.


May 10, 1996                           /s/ JIM JANNARD
                                       ---------------------
                                       Jim Jannard
                                       Chairman and President



May 10, 1996                           /s/ LINK NEWCOMB
                                       ---------------------
                                       Link Newcomb
                                       Executive Vice President and
                                       Chief Financial Officer


May 10, 1996                           /s/ DONNA GORDON
                                       ---------------------
                                       Donna Gordon
                                       Vice President of Finance