Form 10-Q
period 1996-06-30
OAKLEY INC
filed 1996-08-08
CIK 946356

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     For the Quarterly Period Ended June 30, 1996

                                          or

             ( )Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                  For the Transition Period From ________To ________

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

              Yes      X          No
                   ----------          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                35,701,525 Shares
- --------------------------------------                -----------------
           (Class)                             (Outstanding on August 5, 1996)

                                     OAKLEY, INC.
                                  INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of December 31, 1995
   and June 30, 1996 (unaudited) . . . . . . . . . . . . . . . . . .          3

Consolidated Statements of Income for the three-month and six-month periods
  ended June 30, 1995 and 1996 (unaudited) . . . . . . . . . . . . .          4

Consolidated Statements of Cash Flows for the six-month periods
  ended June 30, 1995 and 1996 (unaudited) . . . . . . . . . . . . .          5

Notes to Consolidated Financial Statements . . . . . . . . . . . . .          6

ITEM 2 - Management's Discussion and Analysis of Results of Operations
and Financial Condition. . . . . . . . . . . . . . . . . . . . . . .       7-12

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . .         13

ITEM 2 - Changes in Securities . . . . . . . . . . . . . . . . . . .         13

ITEM 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . .         13

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . .         13

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . .         13

ITEM 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .      14-15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17

                                     OAKLEY, INC

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS

                                                               December 31, 1995       June 30, 1996
                                                               -----------------       -------------
                                                                                        (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                        $      9,760        $      9,590
  Accounts receivable, less allowance for
   doubtful accounts of $591 (1995), $436 (1996)                         19,288              28,836
  Inventories                                                            20,488              21,641
  Other receivables                                                         348               1,364
  Deferred income taxes                                                   3,562               3,494
  Prepaid expenses                                                        1,731               3,017
                                                                   ------------        ------------
    Total current assets                                                 55,177              67,942

PROPERTY AND EQUIPMENT, net                                              38,888              55,743
OTHER ASSETS                                                                316                 319
DEFERRED TAX ASSET                                                          190                 190
DEPOSITS                                                                  3,154               1,777
                                                                   ------------        ------------
TOTAL ASSETS                                                       $     97,725        $    125,971
                                                                   ------------        ------------
                                                                   ------------        ------------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  S distribution notes                                             $        263        $          -
  Accounts payable                                                        7,123               9,052
  Accrued expenses and other current liabilities                          6,601               6,995
  Income taxes payable                                                    2,029               1,537
                                                                   ------------        ------------
    Total current liabilities                                            16,016              17,584

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share:  10,000,000
   shares authorized; no shares issued                                        -                   -
  Common stock, par value $.01 per share:  100,000,000
   shares authorized; 35,700,000 (1995),
   35,700,525 (1996) issued and outstanding                                 357                 357
  Additional paid-in capital                                             64,427              64,436
  Retained earnings                                                      16,998              43,709
  Foreign currency translation adjustment                                   (73)               (115)
                                                                   ------------        ------------
    Total shareholders' equity                                           81,709             108,387

TOTAL LIABILITIES AND                                              ------------        ------------
  SHAREHOLDERS' EQUITY                                             $     97,725         $   125,971
                                                                   ------------        ------------
                                                                   ------------        ------------



                 See accompanying notes to consolidated financial statements

                                     OAKLEY, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                  Three Months Ended          Six Months Ended
                                                       June 30,                    June 30,
                                             -------------------------    ------------------------
                                                  1995          1996          1995          1996
                                              ---------     ---------     ---------     ----------

Net sales                                    $  45,686     $  62,764     $  82,301     $ 111,470
Cost of goods sold                              11,595        18,109        22,951        32,751
                                              ---------     ---------     ---------     ---------
    Gross profit                                34,091        44,655        59,350        78,719


Operating expenses:
    Research and development                     8,450         1,012        15,110         1,961
    Selling                                      9,668        12,466        17,138        22,557
    Shipping and warehousing                     1,117         1,537         2,118         2,960
    General and administrative                   4,499         4,091         8,191         8,039
                                              ---------     ---------     ---------     ---------
         Total operating expenses               23,734        19,106        42,557        35,517


                                              ---------     ---------     ---------     ---------
Operating income                                10,357        25,549        16,793        43,202


Interest expense (income), net                     244          (113)          274          (302)
                                              ---------     ---------     ---------     ---------
Income before provision for income taxes        10,113        25,662        16,519        43,504
Provision for income taxes                         521         9,924           791        16,793
                                              ---------     ---------     ---------     ---------
Net income                                   $   9,592     $  15,738     $  15,728     $  26,711
                                              ---------     ---------     ---------     ---------
                                              ---------     ---------     ---------     ---------

     Net income per share                                  $    0.44                   $    0.74
                                                            ---------                   ---------
                                                            ---------                   ---------

Weighted average common shares used in the                    35,994                      35,958
  calculation of net income per share                       ---------                   ---------
                                                            ---------                   ---------


    See accompanying notes to consolidated financial statements.

                                     OAKLEY, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS) (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                          1995               1996
                                                                                      ----------     ----------

   CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                        $  15,728      $  26,711

   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                        3,752          3,816
    Gain on disposition of equipment                                                         -            (99)
    Deferred compensation                                                                    -              9
    Changes in assets and liabilities:
     Accounts receivable                                                                (5,919)        (9,548)
     Inventories                                                                        (6,571)        (1,153)
     Deferred income taxes                                                                   -             68
     Other receivables                                                                    (176)        (1,016)
     Prepaid expenses                                                                     (301)        (1,286)
     Other assets                                                                         (285)            (3)
     Accounts payable                                                                   (1,195)         1,929
     Due to shareholders                                                                 9,284              -
     Accrued expenses and other current liabilities                                      3,275            394
     Income taxes payable                                                                    -           (492)
                                                                                      ----------     ----------
     Net cash provided by operating activities                                          17,592         19,330

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposits                                                                               (396)         1,377
   Acquisitions of property and equipment                                              (18,443)       (20,792)
   Proceeds from sale of equipment                                                           -            220
                                                                                      ----------     ----------
    Net cash used in investing activities                                              (18,839)       (19,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings                                                        47,000              -
   Repayments of bank borrowings                                                       (10,300)             -
   Dividends paid                                                                      (36,000)          (263)
                                                                                      ----------     ----------

    Net cash provided by (used in) financing activities                                    700           (263)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     55            (42)
                                                                                      ----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (492)          (170)
CASH AND CASH EQUIVALENTS, beginning of period                                           1,692          9,760
                                                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, end of period                                             $   1,200      $   9,590
                                                                                      ----------     ----------
                                                                                      ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest                                                                        $     318      $       5
                                                                                      ----------     ----------
                                                                                      ----------     ----------

     Income taxes                                                                    $       -      $  17,217
                                                                                      ----------     ----------
                                                                                      ----------     ----------



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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of December 31, 1995 and June 30, 1996, the statements of income for the three and six month periods ended June 30, 1995 and 1996 and the statements of cash flows for the six month periods ended June 30, 1995 and 1996. The results of operations for the three and six month period ended June 30, 1996 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1996.

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

NOTE 4 - CREDIT AGREEMENT
Oakley, Inc. has a line of credit to allow maximum borrowings of $18.0 million. At June 30, 1996, there was no balance outstanding on the line of credit.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS
The following table sets forth operating results for the 1996 periods and pro forma operating results for the 1995 periods indicated. Pro forma operating results reflect adjustments to the historical operating results for (i) the elimination of bonuses paid to the two principal executive officers in excess of $0.5 million per quarter in the aggregate (the estimated bonuses payable for each quarter of 1995 under the Performance Bonus Plan adopted by the Company in August 1995), (ii) the elimination of all depreciation expense associated with aircraft owned by the Company, which aircraft were distributed to the two principal shareholders in August 1995 as part of the S corporation distribution and (iii) Federal and state income taxes as if the Company had been taxed as a C corporation for all periods prior to the Company's initial public offering.

                          CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                    1995           1996           1995           1996
                                                  ----------     ----------     ----------     ----------
Net sales                                         $   45,686     $   62,764     $   82,301     $  111,470
Cost of goods sold                                    11,595         18,109         22,951         32,751
                                                  ----------     ----------     ----------     ----------
     Gross profit                                     34,091         44,655         59,350         78,719

Operating expenses:
     Research and development                            778          1,012          1,508          1,961
     Selling                                           8,980         12,466         16,096         22,557
     Shipping and warehousing                          1,117          1,537          2,118          2,960
     General and administrative                        3,141          4,091          5,750          8,039
                                                  ----------     ----------     ----------     ----------
          Total operating expenses                    14,016         19,106         25,472         35,517
                                                  ----------     ----------     ----------     ----------
Operating income                                      20,075         25,549         33,878         43,202

Interest expense (income), net                           244           (113)           274           (302)
                                                  ----------     ----------     ----------     ----------
Income before provision for income taxes              19,831         25,662         33,604         43,504
Provision for income taxes                             7,935          9,924         13,442         16,793
                                                  ----------     ----------     ----------     ----------
Net income                                        $   11,896      $  15,738      $  20,162     $   26,711
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

Earnings per share                                $     0.37      $    0.44      $    0.62     $     0.74

Weighted average shares outstanding                   32,400         35,994         32,400         35,958


THREE MONTHS ENDED JUNE 30, 1996 AND 1995

NET SALES
Net sales increased to $62.8 million for the three months ended June 30, 1996 from $45.7 million for the three months ended June 30, 1995, an increase of $17.1 million, or 37.4%. This increase was principally the result of substantially higher sales in the 1996 period for the EYE JACKET and WIRES sunglasses and the introduction of new sunglasses, including TRENCHCOATS in late 1995, sports-specific M FRAMES and ZEROS in March 1996 and STRAIGHT JACKETS in May 1996. These increases were partially offset by moderate sales decreases in existing styles of M FRAMES and significant sales decreases in FROGSKINS, the Company's most mature product offering. The decline in FROGSKINS sales was attributable in part to a 50% reduction in the number of models offered. The Company's international sales grew 42.2% to $20.9 million, or 33.3% of net sales, in the 1996 period from $14.7 million, or 32.2% of net sales, in the comparable 1995 period. This increase was principally a result of substantially increased sales in the continental European markets in which the Company sells on a direct basis and higher sales to distributors throughout the rest of the world, with the strongest growth in Europe and Southeast Asia.

GROSS PROFIT
Gross profit increased to $44.7 million for the three months ended June 30, 1996 from $34.1 million for the three months ended June 30, 1995, an increase of
$10.6 million, or 31.1%.   As a percentage of net sales, gross profit decreased
to 71.2% in the 1996 period from 74.6% in the 1995 period as a result of a shift in product mix, higher prices on raw materials, an inventory writeoff of $0.6 million (principally unusable raw materials), increases in sales to international distributors at lower margins and higher sales returns and discounts as a percentage of net sales, partially offset by improvements in manufacturing efficiencies.

OPERATING EXPENSES
Operating expenses decreased to $19.1 million for the three months ended June 30, 1996 from $23.8 million for the three months ended June 30, 1995, a decrease of $4.7 million. This decrease resulted primarily from the reduction in the level of bonuses payable since the Company's initial public offering in August 1995. On a pro forma basis as discussed previously, operating expenses increased to $19.1 million in the 1996 period from $14.0 million in the 1995 period, an increase of $5.1 million, or 36.4%. Selling expenses increased $3.5 million in the 1996 period principally as a result of higher advertising costs, additional personnel in sports marketing, advertising and sales and higher depreciation on the Company's store displays, partially offset by, as a percentage of net sales, lower sports marketing costs, lower commissions and lower warranty costs. Warranty expense in 1996 benefited from the initiation in mid-year 1995 of a $9.39 warranty processing charge per unit, which contributed offsetting income of $0.3 million in the 1996 period. Shipping expenses increased $0.4 million in the 1996 period to $1.5 million from $1.1 million in the 1995 period. As a percentage of net sales, shipping expenses were unchanged at 2.4% in the 1996 period from the 1995 period. General and administrative expenses increased $1.0 million in the 1996 period from the 1995 period as the Company added the personnel and infrastructure necessary in response to its growth, including increased salaries, higher costs associated with management information systems, increased insurance and other expenses associated with being a public company. As a percentage of net sales, general and administrative expenses decreased to 6.5% of net sales in the 1996 period from 6.9% in the 1995 period as the Company leveraged its expenses on higher sales.

OPERATING INCOME
The Company's operating income grew to $25.5 million for the three months ended June 30, 1996 from $10.4 million for the three months ended June 30, 1995, an increase of $15.1 million. On a pro forma basis as discussed previously, operating income increased to $25.5 million for the 1996 period from $20.1 million for the comparable 1995 period, an increase of $5.4 million, or 26.9%. This increase was a result of the Company's net sales growth and a reduction in operating expenses as a percentage of net sales, partially offset by higher cost of goods sold as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had interest expense of $2,000 and interest income of $115,000 for the three months ended June 30, 1996, as compared with interest expense of $282,000 and interest income of $38,000 for the comparable 1995 period.

INCOME TAXES
Prior to August 14, 1995, Oakley, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the periods through August 14, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5% to Oakley, Inc.'s pretax earnings plus the foreign taxes related to Oakley Europe. Effective August 14, 1995, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $1.6 million of deferred income tax assets on August 14, 1995. The Company recorded a provision for income taxes of $9.9 million for the three months ended June 30, 1996, as compared to $0.5 million for the comparable 1995 period. On a pro forma basis as discussed above, the Company's provision for income taxes was $7.9 million for the 1995 period.

NET INCOME
The Company's net income increased to $15.7 million for the three months ended June 30, 1996 from $9.6 million for the three months ended June 30, 1995, an increase of $6.1 million. On a pro forma basis as discussed previously, net income increased to $15.7 million for the 1996 period from $11.9 million for the 1995 period, an increase of $3.8 million, or 31.9%.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

NET SALES
Net sales increased to $111.5 million for the six months ended June 30, 1996 from $82.3 million for the six months ended June 30, 1995, an increase of $29.2 million, or 35.5%. This increase was principally the result of substantially higher sales in the 1996 period for the EYE JACKET and WIRES sunglasses and the introduction of new sunglasses, including TRENCHCOATS in late 1995, sports-specific M FRAMES and ZEROS in March 1996 and STRAIGHT JACKETS in May of 1996. These increases were partially offset by moderate sales decreases in existing styles of M FRAMES and ZEROS sunglasses and significant sales decreases in FROGSKINS, the Company's most mature product offering. The decline in FROGSKINS sales was attributable in part to a 50% reduction in the number of models offered. The Company's international sales grew 54.5% to $39.1 million, or 35.1% of net sales, in the 1996 period from $25.3 million, or 30.7% of net sales, in the comparable 1995 period. This increase was principally a result of substantially increased sales in the continental European markets in which the Company sells on a direct basis and higher sales to distributors throughout the rest of the world, with the strongest growth in Europe, Southeast Asia and Australia.

GROSS PROFIT
Gross profit increased to $78.7 million for the six months ended June 30, 1996 from $59.4 million for the six months ended June 30, 1995, an increase of $19.3
million, or 32.5%.   As a percentage of net sales, gross profit decreased to
70.6% in the 1996 period from 72.1% in the 1995 period as a result of a shift in product mix, higher prices on raw materials, increases in sales to international distributors at lower margins and higher sales returns and discounts as a percentage of net sales, partially offset by higher average selling prices and greater manufacturing throughput.

OPERATING EXPENSES
Operating expenses decreased to $35.5 million for the six months ended June 30, 1996 from $42.6 million for the six months ended June 30, 1995, a decrease of $7.1 million. This decrease resulted primarily from the reduction in the level of bonuses payable since the Company's initial public offering in August 1995. On a pro forma basis as discussed previously, operating expenses increased to $35.5 million in the 1996 period from $25.5 million in the 1995 period, an increase of $10.0 million, or 39.2%. Selling expenses increased $6.5 million in the 1996 period principally as a result of higher advertising costs, additional personnel in sports marketing, advertising and sales and higher depreciation on the Company's store displays, partially offset by, as a percentage of net sales, lower sports marketing costs, lower commissions and lower warranty costs. Warranty expense in 1996 benefited from the initiation in mid-year 1995 of a $9.39 warranty processing charge per unit, which contributed offsetting income of $0.5 million in the 1996 period. Shipping expenses increased $0.9 million in the 1996 period to $3.0 million from $2.1 million in the 1995 period. As a percentage of net sales, shipping expenses increased to 2.7% in the 1996 period from 2.6% in the 1995 period as a result of higher average shipping costs in the Company's direct European operation, partially offset by lower average shipping costs in domestic markets. General and administrative expenses increased $2.3 million in the 1996 period from the 1995 period as the Company added the personnel and infrastructure necessary in response to its growth, including increased salaries, higher costs associated with management information systems, increased insurance and other expenses associated with being a public company. As a percentage of net sales, general and administrative expenses increased to 7.1% of net sales in the 1996 period from 7.0% in the 1995 period.

OPERATING INCOME
The Company's operating income grew to $43.2 million for the six months ended June 30, 1996 from $16.8 million for the six months ended June 30, 1995, an increase of $26.4 million. On a pro forma basis as discussed previously, operating income increased to $43.2 million for the 1996 period from $33.9 million for the comparable 1995 period, an increase of $9.3 million, or 27.4%. This increase was a result of the Company's net sales growth, partially offset by higher cost of goods sold and operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had interest expense of $5,000 and interest income of $307,000 for the six months ended June 30, 1996, as compared with interest expense of $318,000 and interest income of $44,000 for the comparable 1995 period.

INCOME TAXES
Prior to August 14, 1995, Oakley, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the periods through August 14, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5% to Oakley, Inc.'s pretax earnings plus the foreign taxes related to Oakley Europe. Effective August 14, 1995, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $1.6 million of deferred income tax assets on August 14, 1995. The Company recorded a provision for income taxes of $16.8 million for the six months ended June 30, 1996, as compared to $0.8 million for the comparable 1995 period. On a pro forma basis as discussed above, the Company's provision for income taxes was $13.4 million for the 1995 period.

NET INCOME
The Company's net income increased to $26.7 million for the six months ended June 30, 1996 from $15.7 million for the six months ended June 30, 1995, an increase of $11.0 million. On a pro forma basis as discussed previously, net income increased to $26.7 million for the 1996 period from $20.2 million for the 1995 period, an increase of $6.5 million, or 32.2%.

LIQUIDITY AND CAPITAL RESOURCES
The Company historically has financed its operations almost entirely with cash flow generated from operations. Cash provided by operating activities rose to $19.3 million for the six months ended June 30, 1996 from $17.6 million for the comparable 1995 period. On a pro forma basis as discussed previously, cash provided by operating activities was $20.6 million for the six months ended June 30, 1995. At June 30, 1996, working capital was $50.4 million. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment, and changes in inventory levels. To supplement cash flow from operations, if necessary, the Company maintains an $18.0 million revolving credit facility to be used for general working capital purposes. The credit agreement relating to such facility contains typical covenants with respect to the conduct of the Company's business and requires the maintenance of various financial levels and ratios. At June 30, 1996, there was no balance outstanding on the line of credit. The Company believes that available cash, cash flow from operations and available borrowings will be sufficient to meet operating needs and capital expenditures, including the cost of constructing the Company's new headquarters/manufacturing facility, for the foreseeable future.

Capital expenditures (other than for the construction of the Company's new facility) for the six months ended June 30, 1996 totaled $12.6 million. The Company anticipates that capital expenditures (other than for the Company's new facility) will total $17.5 million for 1996, including a facility for the development and production of the X METAL line which was purchased in June 1996 for approximately $4.5 million. In April 1995, the Company purchased land for $8.2 million on which it is constructing a larger headquarters/manufacturing facility. The Company currently estimates that the cost to construct such facility will be approximately $33.4 million. The Company also anticipates incurring approximately $8.0 million of additional costs relating to the new facility, including design and engineering fees and furniture and other build-out costs. Of such amounts, $5.1 million was spent in 1995 and $8.2 million was spent in the first half of 1996. The remainder is expected to be spent by late 1996 or early 1997 when the Company expects to relocate to such facility.

Prior to the Company's initial public offering in August 1995, as a result of the Company's treatment as an S Corporation for Federal and state income tax purposes, the Company historically had provided its shareholders with funds for the payment of income taxes on the earnings of the Company which have been included in the taxable income of the shareholders. In addition, the Company historically had paid dividends to shareholders to provide them with a return on their investment. The Company paid dividends of $36.0 million for the six month period ended June 30, 1995. Upon consummation of such offering, the Company's S corporation status was terminated. In August 1995, the Company declared a distribution of its previously undistributed S corporation earnings, which was paid through the distribution of aircraft and S distribution notes. The actual amount of the S distribution notes was $19.3 million, all of which had been repaid by March 31, 1996.


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


BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. The Company's backlog has increased since mid-1995 primarily due to an increase in market demand. At June 30, 1996, the Company had a backlog of $34.9 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $9.7 million.


INFLATION
The Company does not believe inflation has had a material impact on the Company in the past although there can be no assurance that this will be the case in the future.


FORWARD-LOOKING STATEMENTS
The preceding Management's Discussion and Analysis contains various "forward-looking statements", within the meaning of Federal and state securities laws including those identified by the words "believes," "anticipates," "expects" and similar expressions. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include, but are not limited to, the Company's continued ability to develop and introduce innovative products, changing consumer preferences, actions by competitors, manufacturing capacity constraints and the availability of raw materials, the effect of economic conditions, dependence on certain customers and other risks identified from time to time in the Company's Securities and Exchange Commission filings. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
              None

ITEM 2.  CHANGES IN SECURITIES
              None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Registrant's Annual Meeting of Shareholders was held on June 29, 1996.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect five Directors. All such nominees were elected.

(c) The matters voted at the meeting and the results were as follows:

    (1) To elect five Directors to serve as such until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

                                                For              Withheld
                                                ---              --------
         Director #1 - Jim Jannard          33,785,183          158,610
         Director #2 - Mike Parnell         33,785,083          158,710
         Director #3 - Irene Miller         33,784,983          158,810
         Director #4 - Orin Smith           33,785,083          158,710
         Director #5 - Michael Jordan       33,784,620          159,173

    (2) To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 1996.

                          For            Against             Abstain
                          ---            -------             -------
                      33,933,884         4,475               5,434


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

    *10.20    Agreement, dated July 31, 1995, between OO Partnership and
              Oakley, Inc.
    *10.21    Lease, dated March 5, 1990, between Weyerhauser Mortgage Company and Oakley, Inc., as amended
    *10.22    Sublease, dated August 17, 1992, between Western Digital
              Corporation and Oakley, Inc., as amended
    *10.23    Purchase Agreement and Escrow Instructions, dated December 9,
              1994, between Oakley, Inc. and Foothill Ranch Development
              Corporation
  ***10.24    Oakley, Inc. 1995 Stock Incentive Plan
  ***10.25    Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan
  ***10.26    Oakley, Inc. Executive Officer Performance Bonus Plan
    *10.27    Employment Agreement, dated as of August 1, 1995, between Oakley,
              Inc. and Jim Jannard
    *10.28    Employment Agreement, dated as of August 1, 1995, between Oakley,
              Inc. and Mike Parnell
    *10.29    Employment Agreement, dated as of August 1, 1995, between Oakley,
              Inc. and Link Newcomb
  ***10.30    Indemnification Agreement, dated August 1, 1995, between Oakley,
              Inc. and Jim Jannard
    *10.31    Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers
    *10.32    Standard Form of Agreement between Owner and Project Manager, dated December 30, 1994, between Oakley, Inc. and Snyder Langston
    *10.33    Lease Agreement, dated January 26, 1995, between Oakley Europe, sarl and Investipierre 7 (In French with English translation)
  ***10.34    Aircraft Lease Agreement, dated August 10, 1995, between Oakley,
              Inc. and X, Inc.
  ***10.35    Aircraft Lease Agreement, dated August 10, 1995, between Oakley,
              Inc. and Time Tool Incorporated
    *10.36    Registration Rights Agreement, dated August 1, 1995, between
              Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable
              Trust
  ***10.37    Indemnification Agreement, dated August 9, 1995, between Oakley,
              Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
     10.38    Indemnification Agreement, dated June 6, 1996, between Oakley,
              Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
     27.1     Financial Data Schedule

* Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

** Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

*** Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1995.

The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Oakley, Inc.


August 5, 1996                          /s/ JIM JANNARD
                                        --------------------
                                        Jim Jannard
                                        Chairman and President



August 5, 1996                          /s/ LINK NEWCOMB
                                        --------------------
                                        Link Newcomb
                                        Executive Vice President and
                                        Chief Financial Officer


August 5, 1996                          /s/ DONNA GORDON
                                        --------------------
                                        Donna Gordon
                                        Vice President of Finance