Form 10-Q
period 1996-09-30
OAKLEY INC
filed 1996-11-12
CIK 946356

                            SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, DC  20549

                                        FORM 10-Q



                (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                  For the Quarterly Period Ended September 30, 1996

                                           or

                ( )Transition Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                For the Transition Period From         To
                                              ---------  ----------

                             Commission File Number:  1-13848

                                       OAKLEY, INC.

                  (Exact name of registrant as specified in its charter)

                  Washington                                  95-3194947
                  ----------                                  ----------
        (State or other jurisdiction of                   (IRS Employer ID No.)
        incorporation or organization)


                 10 Holland
            Irvine, California                                  92618
            ------------------                                  -----
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

              Yes      X          No
                    ------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 Per Share           71,057,804 Shares
--------------------------------------           -----------------
               (Class)                   (Outstanding on November 6, 1996)

                                     OAKLEY, INC.
                                  INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of December 31, 1995
   and September 30, 1996 (unaudited)........................................ 3

Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1995 and 1996 (unaudited).............................. 4

Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1996(unaudited)............................... 5

Notes to Consolidated Financial Statements................................... 6

ITEM 2 - Management's Discussion and Analysis of Results of Operations
and Financial Condition................................................... 7-12


PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings.................................................. 13

ITEM 2 - Changes in Securities.............................................. 13

ITEM 3 - Defaults Upon Senior Securities.................................... 13

ITEM 4 - Submission of Matters to a Vote of Security Holders................ 13

ITEM 5 - Other Information.................................................. 13

ITEM 6 - Exhibits and Reports on Form 8-K................................ 14-15

Signatures.................................................................. 16

Exhibits.................................................................... 17

                                     OAKLEY, INC.

                              CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                       ASSETS

                                         December 31, 1995   September 30, 1996
                                         -----------------   ------------------
                                                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents              $           9,760    $          22,996
  Accounts receivable, less allowance
   for doubtful accounts of $591
   (1995), $517 (1996)                              19,288               24,128
  Inventories                                       20,488               21,237
  Other receivables                                    348                2,101
  Deferred income taxes                              3,562                3,494
  Prepaid expenses                                   1,731                3,751
                                         -----------------   ------------------
    Total current assets                            55,177               77,707

PROPERTY AND EQUIPMENT, net                         38,888               61,809
OTHER ASSETS                                           316                  671
DEFERRED TAX ASSET                                     190                  190
DEPOSITS                                             3,154                2,941
                                         -----------------   ------------------
TOTAL ASSETS                             $          97,725   $          143,318
                                         -----------------   ------------------
                                         -----------------   ------------------
                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  S distribution notes                   $             263   $                -
  Accounts payable                                   7,123               10,068
  Accrued expenses and other
   current liabilities                               6,601                7,731
  Income taxes payable                               2,029                1,505
                                         -----------------   ------------------
    Total current liabilities                       16,016               19,304

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01
   per share:  10,000,000 shares
   authorized; no shares issued                          -                    -
  Common stock, par value $.01 per
   share:  100,000,000 shares
   authorized; 71,400,000 (1995),
   71,409,972 (1996) issued and
   outstanding                                         714                  714
  Additional paid-in capital                        64,427               64,558
  Retained earnings                                 16,641               59,005
  Foreign currency translation adjustment              (73)                (263)
                                         -----------------   ------------------
    Total shareholders' equity                      81,709              124,014

TOTAL LIABILITIES AND                    -----------------   ------------------
 SHAREHOLDERS' EQUITY                    $          97,725   $          143,318
                                         -----------------   ------------------
                                         -----------------   ------------------

             See accompanying notes to consolidated financial statements

                                     OAKLEY, INC.

                           CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                          ----------------------    ----------------------
                                                             1995        1996          1995        1996
                                                          ----------  ----------    ----------  ----------
Net sales                                                 $   47,499   $  67,785    $  129,800  $  179,255
Cost of goods sold                                            14,140      20,080        37,091      52,831
                                                          ----------  ----------    ----------  ----------
    Gross profit                                              33,359      47,705        92,709     126,424

Operating expenses:
    Research and development                                     814       1,374        15,924       3,335
    Selling                                                   10,369      14,482        27,507      37,039
    Shipping and warehousing                                   1,388       1,820         3,506       4,780
    General and administrative                                 3,721       4,908        11,912      12,947
    Gain on disposition of property and equipment             (4,833)          -        (4,833)          -
                                                          ----------  ----------    ----------  ----------
      Total operating expenses                                11,459      22,584        54,016      58,101
                                                           ----------  ----------    ----------  ----------
Operating income                                              21,900      25,121        38,693      68,323

Interest expense (income), net                                   363        (290)          637        (592)
                                                          ----------  ----------    ----------  ----------
Income before provision for income taxes                      21,537      25,411        38,056      68,915
Provision for income taxes                                     1,309       9,758         2,100      26,551
                                                          ----------  ----------    ----------  ----------
Net income                                                $   20,228  $   15,653    $   35,956  $   42,364
                                                          ----------  ----------    ----------  ----------
                                                          ----------  ----------    ----------  ----------


    Net income per share                                              $     0.22                $     0.59
                                                                      ----------                ----------
                                                                      ----------                ----------

Weighted average common shares used in the                                71,946                    71,925
  calculation of net income per share                                 ----------                 ----------
                                                                      ----------                ----------

Supplemental data:

    Historical income before provision for income taxes       21,537                    38,056
    Supplemental provision for income taxes                    8,376                    15,016
                                                          ----------                ----------
     Supplemental net income                                  13,161                    23,040

    Supplemental net income per share                     $     0.19                $     0.35
                                                          ----------                ----------
                                                          ----------                ----------

    Weighted average common shares used in the
     calculation of supplemental net income per share         69,054                    66,512
                                                          ----------                ----------
                                                          ----------                ----------

                  See accompanying notes to consolidated financial statements

                                     OAKLEY, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS) (UNAUDITED)


                                                                                Nine Months Ended September 30,
                                                                               ---------------------------------
                                                                                     1995             1996
                                                                               ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $        35,956   $        42,364
     Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      5,507             5,932
       (Gain) or loss on disposition of equipment                                       (4,833)               18
      Deferred compensation                                                                  -                25
      Changes in assets and liabilities:
       Accounts receivable                                                              (2,093)           (4,840)
       Inventories                                                                     (10,225)             (749)
       Deferred income taxes                                                            (1,637)               68
       Other receivables                                                                   338            (1,753)
       Prepaid expenses                                                                 (1,423)           (2,020)
       Other assets                                                                       (285)                -
       Accounts payable                                                                 (3,022)            2,945
       Accrued expenses and other current liabilities                                    3,109             1,130
       Income taxes payable                                                              2,508              (524)
                                                                               ---------------   ---------------
        Net cash provided by operating activities                                       23,900            42,596

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits                                                                            1,722               213
     Acquisitions of property and equipment                                            (27,335)          (29,126)
     Proceeds from sale of equipment                                                         -               255
     Other assets                                                                            -              (355)
                                                                               ---------------   ---------------
        Net cash used in investing activities                                          (25,613)          (29,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bank borrowings                                                      57,049                 -
     Repayments of bank borrowings                                                     (60,300)                -
     Net proceeds from issuance of common stock                                         69,788                 -
     Exercise of stock options                                                               -               106
     Contribution of capital                                                               918                 -
     Dividends paid                                                                    (51,000)             (263)
                                                                               ---------------   ---------------
        Net cash provided by (used in) financing activities                             16,455              (157)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     36              (190)
                                                                               ---------------   ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               14,778            13,236
CASH AND CASH EQUIVALENTS, beginning of period                                           1,692             9,760
                                                                               ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                                       $        16,470   $        22,996
                                                                               ---------------   ---------------
                                                                               ---------------   ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest                                                                  $           790   $             -
                                                                               ---------------   ---------------
                                                                               ---------------   ---------------
     Income taxes                                                              $            81   $        26,939
                                                                               ---------------   ---------------
                                                                               ---------------   ---------------

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
  During the nine month period ended September 30, 1996, $357 was reclassified from retained earnings to common stock to reflect the Company's stock split effected on September 11, 1996.

    See accompanying notes to consolidated financial statements

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of December 31, 1995 and September 30, 1996, the statements of income for the three and nine months ended September 30, 1995 and 1996 and the statements of cash flows for the nine months ended September 30, 1995 and 1996. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1996.

NOTE 2 - INITIAL PUBLIC OFFERING
In August 1995, the Company completed an initial public offering of 3,300,000 shares of the Company's common stock for $23.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $69.1 million (before adjustment for the stock split referred to in Note 5).

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

NOTE 4 - CREDIT AGREEMENT
Oakley, Inc. has a line of credit that allows maximum borrowings of $18.0 million. At September 30, 1996, there was no balance outstanding on the line of credit.

NOTE 5 - STOCK SPLIT
On September 11, 1996, the Company declared a two-for-one stock split to be effected in the form of a one-share dividend per share of its common stock. The new shares were distributed on October 10, 1996 to shareholders of record at the close of business at September 25, 1996. All share and per share amounts have been restated retroactively to reflect the stock split. In addition, an amount equal to the $.01 par value of the shares outstanding have been transferred from retained earnings to common stock at each period presented.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

The following table sets forth operating results for the 1996 periods and pro forma operating results for the 1995 periods indicated. Pro forma operating results reflect adjustments to the historical operating results for (i) the elimination of bonuses paid to the two principal executive officers in excess of $0.5 million per quarter in the aggregate (the estimated bonuses payable for each quarter of 1995 under the Performance Bonus Plan adopted by the Company in August 1995), (ii) the elimination of all depreciation expense associated with aircraft owned by the Company, which aircraft were distributed to the two principal shareholders in August 1995 as part of the S corporation distribution, (iii) the elimination of the gain on the disposition of the aircraft distributed to the two principal shareholders and
(iv) Federal and state income taxes as if the Company had been taxed as a C corporation for all periods prior to the Company's initial public offering.

                         CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                            Three Months Ended      Nine Months Ended
                                               September 30,          September 30,
                                          ----------------------  ----------------------
                                              1995       1996        1995       1996
                                          ----------  ----------  ----------  ----------
Net sales                                 $   47,499   $  67,785  $  129,800  $  179,255
Cost of goods sold                            14,140      20,080      37,091      52,831
                                          ----------  ----------  ----------  ----------
    Gross profit                              33,359      47,705      92,709     126,424

Operating expenses:
    Research and development                     928       1,374       2,435       3,335
    Selling                                   10,437      14,482      26,533      37,039
    Shipping and warehousing                   1,388       1,820       3,506       4,780
    General and administrative                 3,490       4,908       9,241      12,947
                                          ----------  ----------  ----------  ----------
      Total operating expenses                16,243      22,584      41,715      58,101
                                          ----------  ----------  ----------  ----------
Operating income                              17,116      25,121      50,994      68,323

Interest expense (income), net                   363        (290)        637        (592)
                                          ----------  ----------  ----------  ----------
Income before provision for income taxes      16,753      25,411      50,357      68,915
Provision for income taxes                     6,522       9,758      19,964      26,551
                                          ----------  ----------  ----------  ----------
Net income                                $   10,231  $   15,653  $   30,393  $   42,364
                                          ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------

Earnings per share                        $     0.15  $     0.22  $     0.46  $     0.59

Weighted average shares outstanding           68,636      71,946      66,094      71,925
                                          ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------


THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES

Net sales increased to $67.8 million for the three months ended September 30, 1996 from $47.5 million for the three months ended September 30, 1995, an increase of $20.3 million, or 42.7%. This increase was principally the result of substantially higher sales in the 1996 period for the EYE JACKET and WIRES sunglasses and the introduction of new sunglasses, including TRENCHCOATS in late 1995, sports-specific M FRAMES and ZEROS in March 1996, STRAIGHT JACKETS in May 1996 and SQUARE WIRES in June 1996. These increases were partially offset by moderate sales decreases in FROGSKINS, the Company's most mature product offering. The decline in FROGSKINS sales was attributable in part to a 50% reduction in the number of models offered. The Company's domestic sales grew 44.1% to $47.4 million in the 1996 period from $32.9 million in the comparable 1995 period. The Company's international sales grew 39.0% to $20.3 million, or 29.9% of net sales, in the 1996 period from $14.6 million, or 30.7% of net sales, in the comparable 1995 period. This increase was principally a result of substantially increased sales to distributors throughout the world with the strongest growth in Japan, Southeast Asia and Australia and higher sales from the Company's direct operations in continental Europe.

GROSS PROFIT

Gross profit increased to $47.7 million for the three months ended September 30, 1996 from $33.4 million for the three months ended September 30, 1995, an increase of $14.3 million, or 42.8%. As a percentage of net sales, gross profit increased to 70.4% in the 1996 period from 70.3% in the 1995 period as a result of a higher average selling price, shift in product mix and improvements in manufacturing efficiencies, partially offset by higher prices on raw materials, increases in sales to international distributors at lower margins and higher sales returns and discounts as a percentage of net sales.

OPERATING EXPENSES

Operating expenses increased to $22.6 million for the three months ended September 30, 1996 from $11.5 million for the three months ended September 30, 1995, an increase of $11.1 million. The 1995 period included a $4.8 million gain on the disposition of aircraft. On a pro forma basis as discussed previously, operating expenses increased to $22.6 million in the 1996 period from $16.2 million in the 1995 period, an increase of $6.4 million, or 39.5%. Selling expenses increased $4.1 million in the 1996 period principally as a result of higher advertising costs, additional sales and marketing personnel and higher depreciation on the Company's store displays, partially offset by lower commissions as a percentage of net sales and lower warranty costs. Warranty expense in 1996 benefited from the initiation in mid-year 1995 of a $9.39 warranty processing charge per unit, which contributed offsetting income of $0.5 million in the 1996 period and $0.2 million in the 1995 period. Shipping expenses increased $0.4 million in the 1996 period to $1.8 million from $1.4 million in the 1995 period. As a percentage of net sales, shipping expenses decreased to 2.7% in the 1996 period from 2.9% in the 1995 period. General and administrative expenses increased $1.4 million in the 1996 period from the 1995 period as the Company added the personnel and infrastructure necessary in response to its growth, resulting in increased salaries, higher costs associated with management information systems, increased insurance and increased office supplies. As a percentage of net sales, general and administrative expenses decreased to 7.2% of net sales in the 1996 period from 7.3% in the 1995 period as the Company leveraged its expenses on higher sales.

OPERATING INCOME
The Company's operating income grew to $25.1 million for the three months ended September 30, 1996 from $21.9 million for the three months ended September 30, 1995, an increase of $3.2 million. On a pro forma basis as discussed previously, operating income increased to $25.1 million for the 1996 period from $17.1 million for the comparable 1995 period, an increase of $8.0 million, or 46.8%. This increase was a result of the Company's net sales growth, improvement in gross profit and a reduction in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had no interest expense and interest income of $0.3 million for the three months ended September 30, 1996, as compared with interest expense of $0.5 million and interest income of $0.1 million for the comparable 1995 period.

INCOME TAXES
Prior to August 14, 1995, Oakley, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the periods through August 14, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5% to Oakley, Inc.'s pretax earnings plus the foreign taxes related to Oakley Europe. Effective August 14, 1995, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $1.6 million of deferred income tax assets on August 14, 1995. The Company recorded a provision for income taxes of $9.8 million for the three months ended September 30, 1996, as compared to $1.3 million for the comparable 1995 period. On a pro forma basis as discussed previously, the Company's provision for income taxes was $6.5 million for the 1995 period.

NET INCOME
The Company's net income decreased to $15.7 million for the three months ended September 30, 1996 from $20.2 million for the three months ended September 30, 1995, a decrease of $4.5 million. On a pro forma basis as discussed previously, net income increased to $15.7 million for the 1996 period from $10.2 million for the 1995 period, an increase of $5.5 million, or 53.9%.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES
Net sales increased to $179.3 million for the nine months ended September 30, 1996 from $129.8 million for the nine months ended September 30, 1995, an increase of $49.5 million, or 38.1%. This increase was principally the result of substantially higher sales in the 1996 period for the EYE JACKET and WIRES sunglasses and the introduction of new sunglasses, including TRENCHCOATS in late 1995, sports-specific M FRAMES and ZEROS in March 1996, STRAIGHT JACKETS in May 1996 and SQUARE WIRES in June 1996. These increases were partially offset by moderate sales decreases in existing styles of M FRAMES and ZEROS sunglasses and significant sales decreases in FROGSKINS, the Company's most mature product offering. The decline in FROGSKINS sales was attributable in part to a 50% reduction in the number of models offered. The Company's domestic sales grew 33.3% to $119.8 million from $89.9 million in the comparable 1995 period. The Company's international sales grew 49.1% to $59.5 million, or 33.2% of net sales, in the 1996 period from $39.9 million, or 30.7% of net sales, in the comparable 1995 period. This increase was principally a result of substantially increased sales in the continental European markets in which the Company sells on a direct basis and higher sales to distributors throughout the rest of the world, with the strongest growth in Europe, Southeast Asia and Australia.

GROSS PROFIT
Gross profit increased to $126.4 million for the nine months ended September 30, 1996 from $92.7 million for the nine months ended September 30, 1995, an increase of $33.7 million, or 36.4%. As a percentage of net sales, gross profit decreased to 70.5% in the 1996 period from 71.4% in the 1995 period as a result of higher prices on raw materials, increases in sales to international distributors at lower margins and higher sales returns and discounts as a percentage of net sales, partially offset by higher average selling prices and greater manufacturing efficiencies.

OPERATING EXPENSES
Operating expenses increased to $58.1 million for the nine months ended September 30, 1996 from $54.0 million for the nine months ended September 30, 1995, an increase of $4.1 million. The 1995 period includes a $4.8 million gain on the disposition of aircraft. On a pro forma basis as discussed previously, operating expenses increased to $58.1 million in the 1996 period from $41.7 million in the 1995 period, an increase of $16.4 million, or 39.3%. Selling expenses increased $10.5 million in the 1996 period principally as a result of higher advertising costs, additional personnel in sports marketing, advertising and sales and higher depreciation on the Company's store displays, partially offset by, as a percentage of net sales, lower sports marketing costs, lower commissions and lower warranty costs. Warranty expense in 1996 benefited from the initiation in mid-year 1995 of a $9.39 warranty processing charge per unit, which contributed offsetting income of $1.0 million in the 1996 period and $0.4 million in the 1995 period. Shipping expenses increased $1.3 million in the 1996 period to $4.8 million from $3.5 million in the 1995 period. As a percentage of net sales, shipping expenses were unchanged at 2.7% in the 1996 period and the 1995 period. General and administrative expenses increased $3.7 million in the 1996 period from the 1995 period as the Company added the personnel and infrastructure necessary in response to its growth, including increased salaries, higher costs associated with management information systems, increased insurance and other expenses associated with being a public company. As a percentage of net sales, general and administrative expenses increased to 7.2% of net sales in the 1996 period from 7.1% in the 1995 period.

OPERATING INCOME
The Company's operating income grew to $68.3 million for the nine months ended September 30, 1996 from $38.7 million for the nine months ended September 30, 1995, an increase of $29.6 million. On a pro forma basis as discussed previously, operating income increased to $68.3 million for the 1996 period from $51.0 million for the comparable 1995 period, an increase of $17.3 million, or 33.9%. This increase was a result of the Company's net sales growth, partially offset by higher cost of goods sold as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had interest expense of $5,000 and interest income of $0.6 million for the nine months ended September 30, 1996, as compared with interest expense of $0.8 million and interest income of $0.2 million for the comparable 1995 period.

INCOME TAXES
Prior to August 14, 1995, Oakley, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the periods through August 14, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5% to Oakley, Inc.'s pretax earnings plus the foreign taxes related to Oakley Europe. Effective August 14, 1995, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $1.6 million of deferred income tax assets on August 14, 1995. The Company recorded a provision for income taxes of $26.6 million for the nine months ended September 30, 1996, as compared to $2.1 million for the comparable 1995 period. On a pro forma basis as discussed previously, the Company's provision for income taxes was $20.0 million for the 1995 period.

NET INCOME
The Company's net income increased to $42.4 million for the nine months ended September 30, 1996 from $36.0 million for the nine months ended September 30, 1995, an increase of $6.4 million. On a pro forma basis as discussed previously, net income increased to $42.4 million for the 1996 period from $30.4 million for the 1995 period, an increase of $11.9 million, or 39.1%.


LIQUIDITY AND CAPITAL RESOURCES
The Company historically has financed its operations almost entirely with cash flow generated from operations. Cash provided by operating activities rose to $42.6 million for the nine months ended September 30, 1996 from $23.9 million for the comparable 1995 period. On a pro forma basis as discussed previously, cash provided by operating activities was $21.5 million for the nine months ended September 30, 1995. At September 30, 1996, working capital was $58.4 million. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment, and changes in inventory levels. To supplement cash flow from operations, if necessary, the Company maintains an $18.0 million revolving credit facility to be used for general working capital purposes. The credit agreement relating to such facility contains typical covenants with respect to the conduct of the Company's business and requires the maintenance of various financial levels and ratios. At September 30, 1996, there was no balance outstanding on the credit facility. The Company believes that available cash, cash flow from operations and available borrowings will be sufficient to meet operating needs and capital expenditures, including the cost of constructing the Company's new headquarters/manufacturing facility, for the foreseeable future.

Capital expenditures (other than for the construction of the Company's new facility) for the nine months ended September 30, 1996 totaled $13.4 million. The Company anticipates that capital expenditures (other than for the Company's new facility) will total $16.0 million for 1996, including a facility for the development and production of the X METAL line which was purchased in June 1996 for approximately $4.5 million. In April 1995, the Company purchased land for $8.2 million on which it is constructing a larger headquarters/manufacturing facility. The Company currently estimates that the cost to construct such facility will be approximately $36.0 million. The Company also anticipates incurring approximately $8.0 million of additional costs relating to the new facility, including design and engineering fees and furniture and other build-out costs. Of such amounts, $5.1 million was spent in 1995 and $13.7 million was spent in the first nine months of 1996. The remainder is expected to be spent by late 1996 or early 1997 when the Company expects to relocate to such facility.

Prior to the Company's initial public offering in August 1995, as a result of the Company's treatment as an S Corporation for Federal and state income tax purposes, the Company historically had provided its shareholders with funds for the payment of income taxes on the earnings of the Company which have been included in the taxable income of the shareholders. In addition, the Company historically had paid dividends to shareholders to provide them with a return on their investment. The Company paid dividends of $51.0 million for the nine month period ended September 30, 1995. Upon consummation of such offering, the Company's S corporation status was terminated. In August 1995, the Company declared a distribution of its previously undistributed S corporation earnings, which was paid through the distribution of aircraft and S distribution notes. The actual amount of the S distribution notes was $19.3 million, all of which had been repaid by March 31, 1996.

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

BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. The Company's backlog has increased since mid-1995 primarily due to an increase in market demand. At September 30, 1996, the Company had a backlog of $19.3 million, adjusted for all order revisions received by the Company from Sunglass Hut through October 16, 1996. The backlog includes backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $1.6 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          None

ITEM 5.  OTHER INFORMATION
          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

        *3.1  Articles of Incorporation of the Company
        *3.2  Bylaws of the Company
         3.3  Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
       *10.1 Credit Agreement (the "Credit Agreement"), dated June 20, 1995, between Oakley, Inc., Wells Fargo Bank, National Association, and the Lenders named therein
       *10.2  Collateral Account Agreement, dated June 20, 1995, between
              Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
       *10.3 Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
       *10.4 Security Agreement and Chattel Mortgage, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
       *10.5 Trademark Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
       *10.6 Patent Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
       *10.7 Subordination Agreement, dated June 20, 1995, between Oakley, Inc., Buffalo Works, Inc., James H. Jannard and Mike D. Parnell
      **10.8 Credit Agreement (the "Amended and Restated Credit Agreement"), dated August 15, 1995, between Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein
      **10.9 Collateral Account Agreement, dated August 15, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
     **10.10 Guaranty, dated August 15, 1995, by the Guarantors named therein and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
     **10.11 Shareholder Pledge Agreement (original and English translation), dated August 15, 1995 between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
     **10.12  Subordination Agreement, dated August 15, 1995 between the
              Initial Subordinated Creditors named therein and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
     **10.13 Promissory Note, dated August 8, 1995 between Oakley, Inc. and James H. Jannard
     **10.14  Promissory Note, dated August 8, 1995 between Oakley, Inc.
              and M. and M. Parnell Revocable Trust
    ***10.15 Termination and Release Agreement, dated as of August 15, 1995 between Oakley, Inc. and Wells Fargo Bank, National Association, as agents for the Lenders party to the Credit Agreement
    ***10.16 First Amendment to Amended and Restated Credit Agreement dated November 22, 1995 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein
     **10.17 Agreement, dated July 17, 1995, between Oakley, Inc. and Michael Jordan
      *10.18 Lease, dated September 15, 1988, between OO Partnership and Oakley, Inc.
    ***10.19 First Amendment to Lease dated December 31, 1995, by and between Oakley, Inc., and OO Partnership

      *10.20 Agreement, dated July 31, 1995, between OO Partnership and Oakley, Inc.
      *10.21 Lease, dated March 5, 1990, between Weyerhauser Mortgage Company and Oakley, Inc., as amended
      *10.22 Sublease, dated August 17, 1992, between Western Digital Corporation and Oakley, Inc., as amended
      *10.23 Purchase Agreement and Escrow Instructions, dated December 9, 1994, between Oakley, Inc. and Foothill Ranch Development Corporation
    ***10.24  Oakley, Inc. 1995 Stock Incentive Plan
    ***10.25 Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan ***10.26 Oakley, Inc. Executive Officer Performance Bonus Plan
      *10.27 Employment Agreement, dated as of August 1, 1995, between Oakley, Inc. and Jim Jannard
      *10.28 Employment Agreement, dated as of August 1, 1995, between Oakley, Inc. and Mike Parnell
      *10.29 Employment Agreement, dated as of April 1, 1995, between Oakley, Inc. and Link Newcomb
    ***10.30 Indemnification Agreement, dated August 1, 1995, between Oakley, Inc. and Jim Jannard
      *10.31 Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers
      *10.32 Standard Form of Agreement between Owner and Project Manager, dated December 30, 1994, between Oakley, Inc. and Snyder Langston
      *10.33 Lease Agreement, dated January 26, 1995, between Oakley Europe, sarl and Investipierre 7 (In French with English translation)
    ***10.34 Aircraft Lease Agreement, dated August 10, 1995, between Oakley, Inc. and X, Inc.
    ***10.35 Aircraft Lease Agreement, dated August 10, 1995, between Oakley, Inc. and Time Tool Incorporated
      *10.36 Registration Rights Agreement, dated August 1, 1995, between Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
    ***10.37 Indemnification Agreement, dated August 9, 1995, between Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
   ****10.38  Indemnification Agreement, dated June 6, 1996, between
              Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable
              Trust
       11.1   Computation of Earnings per Common Share
       27.1   Financial Data Schedule


* Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)
** Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.
*** Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1995.
**** Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1996.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Oakley, Inc.



November 6, 1996                       /s/ JIM JANNARD
                                       ------------------------
                                       Jim Jannard
                                       Chairman and President


November 6, 1996                       /s/ LINK NEWCOMB
                                       ------------------------
                                       Link Newcomb
                                       Executive Vice President and
                                       Chief Financial Officer


November 6, 1996                       /s/ DONNA GORDON
                                       ------------------------
                                       Donna Gordon
                                       Vice President of Finance