Form 10-K405
period 1996-12-31
OAKLEY INC
filed 1997-03-31
CIK 946356

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 1996  Commission File Number: 1-13848

                                  OAKLEY, INC.
              (Exact name of registrant as specified in its charter)

         Washington                                           95-3194947
         ----------                                           -----------
 (State or other jurisdiction of                        (IRS Employer ID No.)
 incorporation or organization)

           1 Icon
   Foothill Ranch, California                                   92610
   --------------------------                                   -----
     (Address of principal                                    Zip Code
      executive offices)

Registrant's telephone number, including area code   (714) 951-0991

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock, par value $.01 per share           New York Stock Exchange
--------------------------------------           -----------------------

Securities registered pursuant to section 12(g) of the Act:
   None
   ----

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the 90 days.  Yes    X      No
                                          ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 14, 1997: $706,560,120

Number of shares of common stock, $.01 par value, outstanding as of the close of business on March 14, 1997: 70,656,012 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 1997 Annual Shareholders Meeting are incorporated by reference into Part III herein.

                                 OAKLEY, INC.

                              TABLE OF CONTENTS


PART I

Item 1 - Business

Item 2 - Properties

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

PART II

Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

Item 6 - Selected Financial Data

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Item 8 - Financial Statements and Supplementary Data

Item 9 - Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

PART III

Item 10 - Directors and Executive Officers of the Registrant

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Item 13 - Certain Relationships and Related Transactions

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

ITEM 1.  BUSINESS

GENERAL
Oakley, Inc. (the "Company" or "Oakley") is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation, which commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of high-performance sunglasses and goggles. The Company's principal strength is its ability to develop eyewear which demonstrates superior optical performance and comfort through the combination of patented technology and unique styling. The Company has focused on innovations for sports applications, and its products are worn by a variety of athletes, such as skiers, cyclists, runners, surfers, golfers, tennis and baseball players and motocross riders. In addition, the Company's products, which are currently sold in over 70 countries worldwide, have become increasingly popular with fashion-oriented consumers in the larger nonsports, or recreational, segment of the sunglass market. The Company's products currently include six lines of sunglasses (FROGSKINS, M FRAMES, ZEROS, WIRES, JACKETS and X METAL) and three lines of goggles.

PRODUCT DESIGN AND DEVELOPMENT
The Company's products are designed through the efforts of the Company's in-house design staff. In formulating design concepts and product ideas, the staff focuses on developing products with demonstrable improvements in performance, creating breakaway designs, some of which can be patent protected, and finding creative solutions to the functional problems of active sunglass wearers. Designers utilize state-of-the-art technology, including a three-dimensional CAD/CAM system and liquid laser prototyping, to create a fully detailed, wearable prototype within 20 hours. As a result, the Company has dramatically shortened its product development cycle by facilitating rapid iterations of working prototypes and components leading to a final model which can then be used directly in the preparation of a mold. This process allows for the extensive testing and perfecting of a product, before introducing it to the public. Through the use of such technology, the Company is capable of introducing a new product line within four months of initial concept.

The Company subjects its eyewear to a series of industrial standard tests, known as "Z87.1," established by American National Standards Institute ("ANSI") and conducted by an independent laboratory. The Company also conducts such ANSI tests in its own facilities on a regular basis. The Industrial Standard ANSI Z87.1 includes tests of sunglasses for optical quality, high velocity impact and high mass impact. When subjected to ANSI's test for optical quality, Oakley's sports-application sunglasses featuring its patented polaric ellipsoid lens geometry (including M FRAMES and ZEROS) have demonstrated superior optical clarity when compared to similar products of its principal competitors.

Oakley has obtained patents covering a number of its proprietary manufacturing methods and product features. Among the Company's most important patents and proprietary information are its toroidal single-lens geometry and associated manufacturing processes and certain of the Company's frame components and materials. The proprietary technology the Company employs in its lens-cutting, etching and coating processes and the Company's significant investment in specialized equipment, together with certain exclusive materials used in production, contribute to the superior optical quality and impact-resistance of Oakley products.

Another of Oakley's most significant developments has been the IRIDIUM coating on the PLUTONITE lens. IRIDIUM is a metallic oxide coating that increases contrast and color saturation, which enables the wearer to perceive details in shadows or low or bright light conditions. This coating has proven very popular in demanding sports, such as skiing and cycling, and in high altitude use. The distinctive look of the IRIDIUM-coated lens has become popular with recreational sunglass wearers. Another hallmark of Oakley's initial sunglass products was their detachable and interchangeable components, including lenses, frames, temples and nosepieces in different colors and shapes. Interchangeable components for certain Oakley sunglasses contribute to the overall Oakley appeal by allowing consumers to customize their sunglasses to their personal tastes and to modify them for specific conditions such as low and bright light.

Oakley has developed sports-application sunglasses for the prescription/corrective lens segment of the market in its M FRAME and ZEROS lines. The Company's approach has been to develop products that integrate prescriptions lenses into Oakley's current lens geometry system. Because of the curvature of the Oakley lens, Oakley adjusts the corrective implants by a computer model to modify the athlete's prescription to an "as worn" position. This feature, and the specialized equipment needed to cut and edge the lenses, together with Oakley's PLUTONITE lens material, allow the Company to be the exclusive provider of these corrective lenses. The Company uses an outside ophthalmic laboratory to grind the corrective lenses. These products have enabled Oakley to attract several high profile athletes that would not otherwise have been available to promote the Company's brand.

In late 1996, Oakley began to expand its prescription business for frames and lenses in both domestic and international markets under a program developed with Gentex Optics, the world's leading producer of advanced-technology polycarbonate lenses, and its parent, Essilor International, a large global optical company. Under the program, Gentex will manufacture Oakley-branded prescription lenses which will be distributed through Essilor's wholesale laboratories worldwide for use in Oakley's current and future sunglass and ophthalmic frames. All of Oakley's prescription products will continue to be available only in Oakley's authorized retailers.

The Company's historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products. In February 1997, Oakley released its first sunglass in the X METAL line. The X METAL line applies unique design and manufacturing technology that Oakley believes is the first eyewear company to incorporate such technology. In addition to the X METAL line, the Company intends to introduce other sunglass line extensions and new lines of sunglasses in 1997. The Company believes that these new products will continue to attract additional consumers from the nonsports segment of the sunglass market. The success of any new product line is dependent on various factors, including product demand, production capacity and the availability of raw materials and critical manufacturing equipment. Other factors and assumptions not identified above were also involved in preparing forward-looking information relating to product development and introductions, including that contained above. The uncertainty associated with all the above factors, and any change in such factors from the Company's expectations, could result in cost increases, delays or cancellation of such new products and may also cause actual results to differ materially from those projected.

To take advantage of unique opportunities, the Company may manufacture private label or other sunglasses for other companies and intends to market and sell sunglasses under brand names other than "Oakley". In addition, the Company has licensed, and may in the future determine to further license, its intellectual property rights to others in the optical or other industries.


PRODUCTS
The Company's first optical products, introduced in 1980, were goggles developed for the ski and motorcycle industries. From the perspective of "function first," the Company next introduced a hybrid goggle/sunglass design for cycling and skiing, which led to other models for sport-specific uses. The Company recognized that athletes in different sports needed different types of protection to ensure clear vision, adequate impact-resistance and deflection of wind, snow and other elements. The
Company successfully expanded its product line by educating the market about the individual eyewear needs of a sport and marketing glasses perceived to be useful athletic equipment. All of the Company's sunglass lines utilize one of two lens geometries: toroidal (polaric ellipsoid) and spherical. The toroidal geometry, which have a different radius from the top to bottom than from side to side and are used in the Company's M FRAMES and ZEROS, provides superior optical clarity and enhanced coverage and, therefore, represents the most advanced technology for demanding sports applications. Spherical lenses, which have a uniform radius in all directions, are used in the Company's dual-lens sunglasses, the TRENCHCOATS, JACKETS, WIRES, FROGSKINS and X METAL. The Company's spherical lenses are corrected and oriented so as to minimize distortion in the "as-worn" position, a feature which differentiates the Company's dual-lens sunglasses from those of its competitors. The Company's eyewear is popular with athletes in baseball, golf, tennis, cycling, motorcycling, skiing, volleyball, marine sports, triathlons, running, surfing, snowboarding and other sports.

The Company's current products are set forth below:


                               DATE INTRODUCED             LENS GEOMETRY            WHOLESALE PRICE        SUGGESTED RETAIL
                                                                                                                  PRICE
SUNGLASSES
  M FRAMES                        Late 1989                  Toroidal              $ 45.00 -  72.50          $ 90.00 - 145.00
  ZEROS                           Late 1993                  Toroidal                40.00 -  52.50            80.00 - 105.00
  WIRES                           Late 1993                  Spherical               65.00 - 112.50           130.00 - 225.00
  EYE JACKETS                     Late 1994                  Spherical               45.00 -  62.50            90.00 - 125.00
  TRENCHCOATS                     Late 1995                  Spherical               45.00 -  65.00            90.00 - 130.00
  STRAIGHT JACKETS                 May 1996                  Spherical                        50.00                    100.00
  SQUARE WIRES                    June 1996                  Spherical                        75.00                    150.00
  PRO M FRAME                    October 1996                 Toroidal                        75.00                    150.00
  FROGSKINS*                    December 1996                Spherical               27.50 -  32.50            55.00 -  65.00
  X METAL                       February 1997                Spherical                       125.00                    250.00


 GOGGLES
  MOTOCROSS                          1980                        -                    15.00 - 33.50            26.00 -  56.50
  SKI                                1983                        -                    12.50 - 51.00            25.00 - 102.00
  H20                                1990                        -                    15.00 - 35.75            25.75 -  61.00


* The Company's original FROGSKIN line was introduced in 1985 and was discontinued after the new style was introduced in 1996.

REPLACEMENT LENSES AND ACCESSORIES
By offering interchangeable lenses and other components of certain Oakley sunglasses in various colors and shapes, Oakley has created a market for replacement parts. Depending on the sunglass, an Oakley customer may have several lenses for different light conditions and several nosepieces and earpieces in a range of colors for variety.

As the Oakley brand name has become increasingly popular, demand has also grown for Oakley accessories. While the Company does not actively market accessories, it does selectively put its logo on shirts, gear bags, hats and other items. Management has repeatedly declined licensing opportunities in order the preserve the Oakley image, which the Company believes will bring greater respect and demand for Oakley's products over the long term. The Company may in the future consider the pursuit of additional brand extensions which in some cases may include limited licensing.

MANUFACTURING
In early 1997, the Company relocated to its newly constructed headquarters and manufacturing facility in Foothill Ranch, Orange County, California, where it manufactures and assembles most of its products. The Company owns, operates and maintains most of the equipment used in the manufacture of its products. The Company produces components and performs processes in-house that contribute significantly to gross profit margins, provide protection against piracy of the Company's proprietary information and processes, and enable the Company to manufacture products in accordance with its strict quality control standards. Components and processes that are unlikely to add significant value will continue to be contracted out to vendors. Much of the equipment used in the manufacture of the Company's products has been specially designed and adapted for the processes used by the Company. The Company's proprietary manufacturing methods and equipment are protected by special security measures employed at the Company's manufacturing facilities. In addition, the Company believes that by manufacturing its own products, it has the opportunity to experiment with new materials and technologies which can lead to important discoveries, such as its iridium coating process (which the Company believes is one of the most sophisticated coating processes in the industry). The Company generally seeks to maintain a supply of finished goods that is sufficient to ship domestic customer orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt. Due to significant increases in demand for certain Oakley products, backorders may increase sharply from time to time and may delay customer shipments for such products. Due to a reduction in the level of sales in late 1996, the Company's finished goods inventory at December 31, 1996 was higher than historical inventory levels.

The Company has forged strong relationships with its major suppliers and maintains agreements with most of them that prohibit such suppliers from revealing any of the Company's proprietary information and technology to third parties. Although the Company relies on outside suppliers for the polycarbonate components of its glasses and goggles, the Company owns substantially all the molds used in the production of the components. The Company relies on a single source for the supply of several components, including the uncoated lens blanks from which substantially all of the Company's lenses are cut. The Company believes most of these components can be obtained from one or more alternative sources within a relatively short period of time. The loss of the source for lens blanks, however, or any disruption in such source's business or failure by it to meet the Company's product needs on a timely basis could cause, at a minimum, temporary shortages in needed materials and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply of lens blanks can be located or developed in a timely manner. In March 1997, the Company entered into a reciprocal exclusive dealing agreement with Gentex, its lens blank supplier, under which Oakley will receive the exclusive right to purchase from such supplier decentered sunglass lenses and a new scratch-resistant coating developed for use with such lenses. In return, Oakley will purchase all of its decentered lens requirements from such supplier. The Company's business interruption insurance policy reimburses the Company for certain losses incurred by the Company, up to a maximum of $30 million, as a result of an interruption in the supply of raw materials, including uncoated lens blanks, resulting from direct physical loss or damage to a supplier's premises, subject to certain exceptions. However, there can be no assurance that such policy will be sufficient to compensate the Company for all losses resulting from an interruption in the supply of raw materials.

DISTRIBUTION
The Company sells Oakley eyewear in the United States through a carefully selected base of approximately 7,100 active accounts with approximately 10,500 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops and motorcycle, running and sporting goods stores. Most of the Company's accounts, other than sunglass retail chains, have a single store. Unlike most of its competitors, the Company has elected not to sell its products through department stores (other than Nordstrom), discount stores, drug stores or traditional mail-order companies.

In an effort to preserve and enhance the Company's brand image, Oakley stopped soliciting new retail accounts in the United States, with limited exceptions, in November 1989. The Company's current level of distribution, with the addition of key niche retailers and a limited number of premium optical locations, is expected to be capable of accommodating expanding sales, while maintaining the discoverability of Oakley products by consumers. This distribution philosophy provides retailers with a degree of exclusivity for Oakley products which has increased brand loyalty and encouraged retailers to display Oakley products in prominent shelf space. The noticeable absence of the Company's products from department stores, discount stores, drug stores and traditional mail-order catalogs has contributed to the Company's exclusive, high-quality image. The Company generally does not change its domestic wholesale prices during the life of a product, which the Company believes creates a more stable retail environment.

The Company's products are currently sold in over 70 countries outside the United States. In most of Europe, marketing and distribution is handled directly by the Company's Oakley Europe subsidiary, located near Paris, France, which is staffed by approximately 80 employees who perform sports marketing, advertising, telemarketing, shipping and accounting functions. Oakley Europe has an independent sales force in all major continental European markets except Switzerland and Austria. Since 1995, the Company has been selling to Mexico on a direct market basis through its subsidiary Oakley Mexico. In 1996, the Company acquired its exclusive distributor in the United Kingdom ("Oakley UK") and South Africa ("Oakley Africa") and began selling to those markets on a direct basis in the fourth quarter of 1996. In those parts of the world not serviced by Oakley Europe, Oakley UK, Oakley Africa or Oakley Mexico, Oakley's products are sold through distributors with local expertise which sell Oakley products either exclusively or with complementary, noncompeting products. Such distributors agree to respect the marketing philosophy and practices of the Company and receive extensive training regarding such philosophies and practices. In February 1997, the Company announced that it expects to begin selling to Japan on a direct basis in May 1997. For information regarding the Company's operations by geographic region, see Note 9 and Note 10 of Notes to Consolidated Financial Statements.

The Company requires its retailers and distributors to agree not to resell or divert Oakley products through unauthorized channels of distribution. Each product shipped from Oakley's headquarters is marked with a tracking code that allows the Company to determine the source of diverted products sold by unauthorized retailers, so it can better maintain the integrity of its products at desired locations. When Oakley products are found at undesirable locations or unauthorized retailers, the Company purchases samples and, using the tracking device, determines the source of the diversion. The Company then estimates the potential damage to the Company's retail franchise and image and may require that the offending account repurchase the diverted product or post a nonrefundable bond against future diversion. In certain instances the Company may terminate the account. When an existing account has been terminated, the Company may repurchase its own products from the retailer at the undesirable location to protect the Oakley image and the exclusivity enjoyed by the Company's retail account base. The Company employs similar anti-diversion techniques in overseas markets.

SALES AND MARKETING
The Company maintains a national sales force of approximately 83 independent representatives. The primary functions of Oakley's sales force are to sell to each retailer the appropriate mix and quantity of Oakley products, ensure that products are displayed effectively and educate retailers about the quality and features of Oakley products and Oakley's sales and marketing philosophies. The Company believes that its relationships with its customers, effective marketing and superior customer service are critical elements of the Company's success. Through its sales representatives, the Company tries to satisfy every customer's request for information or product support. Sales representatives regularly visit each customer to educate the customer about recent innovations in product designs, new product applications and merchandising ideas. Each sales representative is managed by one of the Company's in-house territory managers. The territory managers work with the representatives in setting sales goals, providing sales analyses, soliciting sales to complete customers inventories and taking new orders. The Company's sales force is paid solely by commissions on net sales.

While Oakley uses traditional marketing methods in some instances, the Company attributes much of its success largely to the use of less conventional methods, including sports marketing, targeted product allocation, advertorials and in-store display aids. The Company has used sports marketing extensively to achieve consistent, authentic exposure that equates into strong brand recognition on a global level. Oakley utilizes the exposure generated by its athletes as an "editorial" endorsement of Oakley's eyewear rather than a commercial endorsement. The sports marketing division consists of 20 sports marketing experts domestically, with an additional 15 managers positioned in our direct offices and with distributors internationally. These experts specialize in each market segment and niche to negotiate contracts with athletes, identify and develop relationships with undiscovered talent, coordinate exposure with the media, educate and train these Oakley "ambassadors" about Oakley products and support them at events and public forums where they wear Oakley products. Oakley's sports marketing is diverse enough to understand and effectively market all sports, regardless of the sport's image and special equipment needs. Oakley earns the respect of its athletes even in the most "core" of sports such as surf and snowboard, yet continues to expand successfully into more traditional sports such as golf, tennis, baseball and cricket.

PRODUCT SERVICES
Oakley strives to support its products with the best customer service in the industry. The Company's approximately 90-person product services group promptly and courteously responds to customer inquiries, concerns and warranty claims. The Company provides a one-year warranty against manufacturer's defects or breakage of its polycarbonate frames.

ADVERTISING AND PROMOTION
Oakley's primary method of obtaining brand recognition is through the use of sports marketing, which places the Oakley brand before consumers through the editorial endorsements of influential athletes and other personalities, some of whom have formal arrangements with the Company. Oakley supports its sports marketing with print advertising. The Company's print advertisements often serve to educate consumers on the health and performance benefits of Oakley products as well as to impart technical information in layman's terms. The Company advertises and promotes its products through print media, outdoor media, in-store visual displays and other point-of-sale materials. The Company focuses its print media campaign in sport publications and also focuses part of its print media campaign in lifestyle/music publications, which target younger consumers. Oakley retains significant control over its advertising programs and is able to deliver a consistent, well-recognized advertising message at a substantial cost savings compared to complete reliance upon outside advertising agencies.

PRINCIPAL CUSTOMERS
During 1996, net sales to the Company's ten largest customers, which included international distributors, accounted for over 50% of the Company's total net sales. Net sales to one customer, Sunglass Hut, the largest sunglass specialty retailer in the world, accounted for approximately 31.0% of the Company's 1996 net sales. Such sales do not include those sales to Sunglass Hut locations outside the United States that are made by the Company's independent international distributors. At

December 31, 1996, approximately 235 of the 2,090 Sunglass Hut locations worldwide were serviced by Oakley independent distributors. While the Company does not have any minimum purchase agreements with Sunglass Hut, the Company believes that it maintains a good relationship with Sunglass Hut. In early 1994, the Company entered into an exclusive licensing agreement with Sunglass Hut to sell Oakley products through mail order catalogs and in 1996 three Oakley catalogs were produced under such arrangement.

INTELLECTUAL PROPERTY
The Company aggressively asserts its rights under patent, trade secret, unfair competition, trademark and copyright laws to protect its intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and where appropriate, litigation against those who are, in the Company's opinion, infringing these rights. The Company has filed suit against a number of its competitors to enforce certain of the Company's patents and trademarks. None of the Company's patents or trademarks has ever been invalidated or limited. While there can be no assurance that the Company's patents or trademarks fully protect the Company's proprietary information and technologies, the Company intends to continue asserting its intellectual property rights against any infringer. The Company believes that it has developed a reputation in the sunglass industry as a vigorous defender of its intellectual property rights; this reputation acts as a deterrent against the introduction of potentially infringing products by its competitors and others.

The following table reflects data as of December 31, 1996 concerning the Company's intellectual property:


                       NUMBER OF UTILITY/DESIGN PATENTS
                           ISSUED           PENDING            TRADEMARKS
United States                60                29                  76
International               233               158                 320


The Company dissuades counterfeiting through the active monitoring of the marketplace by its anti-counterfeiting personnel and other employees and through the services provided by outside firms that specialize in anti-counterfeiting measures. The Company's sales representatives, distributors and retailers have also proved effective watchdogs against infringing products, frequently notifying the Company of any suspect products, confiscating counterfeit products and assisting law enforcement agencies. The Company's sales representatives are also educated on Oakley's patents and trade dress and assist in preventing infringers from obtaining retail shelf space. The Company also etches its logo onto the lenses of its single-lens sunglasses to assist its customers and consumers in detecting counterfeit products.

In mid-1995, the Company received a letter from an individual owner of a United States patent, issued in late 1991, which he claims covers a production process utilized by the Company for a portion of its products. On the basis of the company's investigation completed to date and discussions with the owner of such patent, the Company believes that it could, if necessary, acquire or license the patent, or take other steps to resolve the matter, without a material adverse effect on the Company. Many of the Company's products on which the claim is based have been discontinued.

COMPETITION
The Company is a leading designer, manufacturer and distributor of eyewear in the sports segment of the nonprescription eyewear market. Within this segment, the Company competes with mostly smaller sunglass and goggle companies in various niches of the sports market and a limited number of larger competitors, some of whom have greater financial and other resources than the Company. Some of these niche markets are susceptible to rapid changes in consumer preferences which could affect acceptance of the Company's products. Oakley believes the vigorous protection of its intellectual property rights has limited the ability of others to compete in this segment. Accordingly, the Company believes that it is the established leader in this segment of the market, although several companies, including Bausch and Lomb (which markets Killer Loop), Luxottica (which markets Briko), Nike, Bolle and various niche brands, compete for the Company's shelf space. In order to retain its market share, the Company must continue to be competitive in the areas of quality and performance, technology, method of distribution, style, brand image, intellectual property protection and customer service.

The Company also competes in the broader nonsports, or recreational, segment of the sunglass market, which is fragmented and highly competitive. The major competitive factors include fashion trends, brand recognition, distribution channels and the number and range of products offered. A number of established companies, including Bausch and Lomb (Ray Ban and Revo) and Luxottica, compete in this wider market. The Company differs from many of its competitors in that their competitors generally only import or repackage eyewear products. Few sunglass companies design, manufacture and assemble their own creations as many companies tend to imitate successful sunglass models.

EMPLOYEES
The Company believes that its employees are among its most valuable resources and have been a key factor in the success of Oakley's products. At March 14, 1997, there were a total of approximately 730 full-time employees. In addition, the Company utilizes as many as 450 occasional personnel, particularly during the summer months.

The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has never experienced a work stoppage.

ITEM 2.  PROPERTIES

In early 1997, the Company relocated to a newly constructed corporate and manufacturing facility located in Foothill Ranch, Orange County, California. The new facility is approximately 400,000 square feet, with potential to expand into an additional 100,000 square feet. Prior to the relocation, the company leased five facilities which totaled approximately 170,000 square feet. All such leases will either expire or be terminated with no material adverse financial effect. In June 1996, the Company purchased a facility in Nevada for the production of metal eyewear which is approximately 63,000 square feet. In addition, the Company leases office and warehouse space as necessary to support its operations worldwide, including offices in Europe, Mexico and South Africa. The Company believes current facilities are adequate to carry on its business as currently contemplated.

The Company is subject to federal, state and local environmental laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or (ii) impose liability for the cost of cleanup or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. The Company's manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, the

Company believes that its environmental obligations will not have a material adverse effect on its operations or financial position.

ITEM 3.  LEGAL PROCEEDINGS

The Company and certain of its officers have been named as defendants in three putative class action lawsuits (the "California Securities Actions") filed in December 1996 in the California Superior Court for the County of Orange (the "Court"). The cases are captioned:

     YOSEF S. ROSENSHEIN V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB AND JIM JANNARD, Case No. 773051 (filed December 17, 1996) (the "ROSENSHEIN Action");

     HERSCHEL HARMAN V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB AND JIM JANNARD, Case No. 773053 (filed December 17, 1996) (the "HARMAN Action"); and

     ERIC SHER, HAROLD BARON AND DAVID O. ECKERT V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX BROWN & SONS, INC., Case No. 773366 (filed December 24, 1996) (the "SHER Action," and collectively with the Rosenshein and Harman Actions, the "California Securities Actions").

In the ROSENSHEIN and HARMAN Actions, the plaintiffs seek to represent a class of persons who purchased the Company's common stock between October 9, 1996 and December 4, 1996. In the SHER Action, the plaintiffs seek to represent a class of persons who purchased the Company's common stock between March 22, 1996 and December 5, 1996.

The complaints in the California Securities Actions allege claims for violations of the antifraud provisions and certain other provisions of the California Corporations Code, unfair business practices and false advertising in violation of certain provisions of the California Business and Professions Code, fraud and negligent misrepresentation. The plaintiffs' claims are based on alleged material misstatements and omissions in certain of the Company's public statements, Securities and Exchange Commission filings and in the reports of third-party analysts regarding the Company's retail distribution practices, market conditions, new product developments and extensions of existing product lines, business with Sunglass Hut and earnings prospects. The plaintiffs seek unspecified damages and other relief against the Company and the other defendants.

The plaintiffs in the SHER Action have also asserted claims against Merrill Lynch & Co. ("Merrill Lynch") and Alex, Brown and Sons, Inc. ("Alex Brown"), which served as the U.S. Representatives of the U.S. Underwriters of the June 6, 1996 offering of four million shares of common stock of the Company by certain of its shareholders (the "Secondary Offering"). By letter dated February 7, 1997, counsel for Merrill Lynch and Alex Brown in the SHER Action gave the Company notice of that action pursuant to the indemnification provisions of the U.S. Purchase Agreement dated June 6, 1996, for the Secondary Offering and requested that the Company reimburse Merrill Lynch and Alex Brown on a current basis for their attorneys' fees and expenses incurred in defending the SHER Action.

By order dated January 30, 1997, the Court ordered that the California Securities Actions be assigned to the Court's Complex Litigation Panel. The Company and the other defendants have not yet filed a response to any of the California Securities Actions. The plaintiffs in each of the California Securities Actions have served document requests on the Company and others.

To date, no discovery of defendants has been taken in these matters. Although it is too soon to predict the outcome of the case with any certainty, based on its current knowledge of the facts, the

Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock"), began trading August 10, 1995 on the New York Stock Exchange upon completion of the Company's initial public offering (trading symbol "OO"). On March 14, 1997,
the closing sales price for the Common Stock was   $10.  The following table
sets forth the high and low sales prices for the Common Stock for each quarterly period since such stock began trading on the New York Stock Exchange Composite Tape:


                                                  HIGH            LOW
                                                  ----            ---
                 1995
                 ----
Third Quarter (from August 10,1995)             $16 15/16      $13 1/16
Fourth Quarter                                  $19 5/8        $13 5/8

                 1996
                 ----
First Quarter                                   $19 3/8        $15 1/2
Second Quarter                                  $27 3/16       $17 7/16
Third Quarter                                   $24 1/2        $14 11/16
Fourth Quarter                                  $24 1/2        $ 9 7/8


On September 11, 1996, the Company declared a two-for-one stock split effected in the form of a one-share dividend per share of its Common Stock. The new shares were distributed on October 10, 1996 to shareholders of record at the close of business at September 25, 1996. All sale prices have been restated retroactively to reflect the stock split.

The number of shareholders of record for Common Stock on March 14, 1997 was 506.

DIVIDEND POLICY
The Company currently does not pay any dividends on its Common Stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. For certain information regarding distributions made by the Company in 1994 and 1995 (prior to its initial public offering in August 1995), see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements") and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement, supplemental income statement and balance sheet data presented below have been derived from the Company's consolidated financial statements.
 The Company's consolidated income statement data for the fiscal years ended December 31, 1994, 1995, and 1996 and balance sheet data as of December 31, 1995 and 1996 included herein have been audited by Deloitte and Touche LLP, the Company's independent accountants, as indicated in their report included elsewhere herein. The selected pro forma income statement data set forth below is for informational purposes only and may not necessarily be indicative of the results of operations of the Company as they may be in the future.

                                                         Year Ended December 31,
                                    -----------------------------------------------------------------
                                       1992          1993          1994          1995         1996
                                    ----------    ----------    ----------    ----------   ----------
                                                 (dollars in thousands, except share data)
INCOME STATEMENT DATA:
Net sales                            $  76,390    $  92,714    $  123,952    $  172,752   $  218,566
Cost of goods sold                      19,584       27,667        35,714        50,295       66,790
                                    ----------    ----------    ----------    ----------   ----------
Gross profit                            56,806       65,047        88,238       122,457      151,776

Operating expenses:
  Research and development              12,904       15,455         25,529       16,774        4,782
  Selling                               19,812       21,750         30,815       36,776       48,092
  Shipping and warehousing               2,339        2,334          3,187        4,678        6,507
  General and administrative             6,741       11,801         14,681       15,753       18,513
  Gain on disposition of property
    and equipment                         -            -              -          (4,794)         -
                                    ----------    ----------    ----------    ----------   ----------
    Total operating expenses            41,796       51,340         74,212        69,187       77,894

Operating income                        15,010       13,707         14,026        53,270       73,882
Interest (income) expense, net            (174)          69            232           273         (781)
                                    ----------    ----------    ----------    ----------   ----------
Income before provision for income
  taxes                                 15,184        13,638        13,794        52,997       74,663
Provision for income taxes (1)             454           308           259         7,830       28,670
                                    ----------    ----------    ----------    ----------   ----------
Net income                           $  14,730     $  13,330     $  13,535     $  45,167    $  45,993
                                    ----------    ----------    ----------    ----------   ----------
                                    ----------    ----------    ----------    ----------   ----------
Net income per share                                                                        $    0.64
                                                                                           ----------
                                                                                           ----------
Weighted average common shares                                                             71,728,000
                                                                                           ----------
                                                                                           ----------
SUPPLEMENTAL INCOME STATEMENT DATA  (2):
Income before provision for income
  taxes                                 15,184        13,638        13,794        52,997
Provision for income taxes               6,065         5,476         5,539        20,854
                                    ----------    ----------    ----------    ----------
Net income                            $  9,119      $  8,162      $  8,255     $  32,143
                                    ----------    ----------    ----------    ----------
                                    ----------    ----------    ----------    ----------

                                       1992          1993          1994          1995         1996
                                    ----------    ----------    ----------    ----------   ----------
BALANCE SHEET DATA:
Working capital                      $  16,858     $  16,872      $  9,932     $  39,161    $  36,107
Total assets                            49,257        43,592        49,694        97,725      158,245
Total debt                               7,600         6,339         3,300           263       18,000
Shareholders' equity                    28,650        32,775        33,133        81,709      121,437

                            (footnotes on next page)

(1) For periods prior to the Company's conversion to C corporation status, represents California state franchise taxes and foreign taxes accrued by Oakley Europe.

(2) Amounts reflect adjustment for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.


RESULTS OF OPERATIONS
The following table sets forth operating results for the periods indicated. For periods prior to the Company's initial public offering in August 1995, amounts reflect pro forma adjustments for (i) the elimination of bonuses paid to the two principal executive officers prior to the Company's initial public offering in excess of the estimated bonuses payable for 1995 under the Company's Performance Bonus Plan, (ii) the elimination of all depreciation expense associated with aircraft owned by the Company which were distributed to the two principal shareholders in August 1995 as part of the S corporation distribution, (iii) the elimination of the gain on the disposition of the aircraft distributed to the two principal shareholders and (iv) Federal and state income taxes as if the Company had been taxed as a C corporation for such periods.

                                                  Year Ended December 31,
                                          ----------------------------------
                                              1994       1995         1996
                                          ----------  ----------  ----------
Net sales                                   $123,952    $172,752    $218,566
Cost of goods sold                            35,714      50,295      66,790
                                          ----------  ----------  ----------
  Gross profit                                88,238     122,457     151,776

Operating expenses:
  Research and development                     2,881       3,285       4,782
  Selling                                     27,707      35,802      48,092
  Shipping and warehousing                     3,187       4,678       6,507
  General and administrative                   9,728      13,121      18,513
                                          ----------  ----------  ----------
    Total operating expenses                  43,503      56,886      77,894
                                          ----------  ----------  ----------
Operating income                              44,735      65,571      73,882

Interest (income) expense, net                   232         273        (781)
                                          ----------  ----------  ----------
Income before provision for income taxes      44,503      65,298      74,663
Provision for income taxes                    17,870      25,694      28,670
                                          ----------  ----------  ----------
Net income                                  $ 26,633    $ 39,604    $ 45,993
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

The following table sets forth operating results (as a percentage of net sales) for the periods indicated:


                                                 Year Ended December, 31
                                           ---------------------------------
                                             1994         1995        1996
                                           --------     --------    --------
Net sales                                   100.0%       100.0%       100.0%
Cost of goods sold                           28.8         29.1         30.6
                                           --------     --------    --------
  Gross profit                               71.2         70.9         69.4

Operating expenses:
  Research and development                    2.3          1.9          2.2
  Selling                                    22.4         20.7         22.0
  Shipping and warehousing                    2.6          2.7          3.0
  General and administrative                  7.8          7.6          8.5
                                           --------     --------    --------
    Total operating expenses                 35.1         32.9         35.7
                                           --------     --------    --------
Operating income                             36.1         38.0         33.7

Interest (income) expense, net                0.2          0.2         (0.4)
                                           --------     --------    --------
Income before provision for income taxes     35.9         37.8         34.1
Provision for income taxes                   14.4         14.9         13.1
                                           --------     --------    --------
Net income                                   21.5%        22.9%        21.0%
                                           --------     --------    --------
                                           --------     --------    --------

The Company's sales before discounts for sunglasses were $110.6 million, $158.2 million and $212.8 million for the years ended December 31, 1994, 1995 and 1996, respectively. Sunglass unit sales were 2,685,972, 3,465,817 and 4,310,846 for the years ended December 31, 1994, 1995 and 1996, respectively.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET SALES
Net sales increased to $218.6 million for the year ended December 31, 1996 from $172.8 million for the year ended December 31, 1995, an increase of $45.8 million, or 26.5%. This increase was principally the result of substantially higher sales in 1996 for the EYE JACKET and WIRES sunglasses and the introduction of new sunglasses, including TRENCHCOATS in late 1995, sports-specific M FRAMES and ZEROS in March 1996, STRAIGHT JACKETS in May 1996, SQUARE WIRES in June 1996, PRO M FRAMES in October 1996 and a new line of FROGSKINS in December 1996. These increases were partially offset by moderate sales decreases in existing styles of M FRAMES and ZEROS sunglasses and significant sales decreases in the existing line of FROGSKINS, the Company's most mature product offerings. The decline in sales of the existing line of FROGSKINS was attributable in part to a 50% reduction in the number of models offered. This change in the Company's product mix contributed to an increase of 6.9% in the total average selling price of sunglasses in 1996 on unit growth of 26.2%. The Company's domestic sales grew 21.1% to $139.5 million from $115.2 million in the comparable 1995 period. The Company's international sales grew 37.3% to $79.1 million, or 36.2% of net sales, in 1996 from $57.6 million, or 33.3% of net sales, in 1995, principally as a result of increased sales in the continental European markets in which the Company sells on a direct basis and higher sales to distributors throughout the rest of the world, with the strongest growth in Europe, Southeast Asia and Brazil. Net sales for the three months ended December 31, 1996 reflect declining sales and order cancellations from the Company's largest customer, Sunglass Hut, as well as holiday business that was below the Company's expectations. Net sales decreased to $39.3 million for the three months ended December 31, 1996 from $43.0 million in the comparable 1995 period, a decrease of $3.7 million, or 8.6%. Due to excess Oakley inventory at Sunglass Hut, the Company expects net sales to Sunglass Hut in the first quarter of 1997 to be substantially below the net sales for the comparable period of 1996 and to remain the same or decrease for the full year 1997 as compared to 1996.

GROSS PROFIT
Gross profit increased to $151.8 million for the year ended December 31, 1996 from $122.5 million for the year ended December 31, 1995, an increase of $29.3 million, or 23.9%. As a percentage of net sales, gross profit decreased to 69.4% in 1996 from 70.9% in 1995. Gross profit as a percentage of net sales was negatively affected by inefficiencies in production during the fourth quarter of 1996 caused by reduced sales; a higher percentage of sales in lower margin goggles and clothing; a higher percentage of sales internationally at slightly lower margins and an increase in sales returns and discounts. These factors were partially offset by improvements in manufacturing efficiencies during the first nine months of 1996 and by higher average selling prices. The Company expects gross profit as a percentage of net sales to continue to be affected by production inefficiencies through at least the first quarter of 1997 resulting from an anticipated decline in net sales from the prior year period.

OPERATING EXPENSES
Operating expenses increased to $77.9 million for the year ended December 31, 1996 from $69.2 million for the year ended December 31, 1995, an increase of $8.7 million. The 1995 period includes a $4.8 million gain on the disposition of aircraft. On a pro forma basis in 1995 as discussed above, operating expenses would have increased to $77.9 million in 1996 from $56.9 million in 1995, an increase of $21.0 million, or 36.9%. Research and development costs increased $1.5 million in 1996 as a result of increased salaries and higher depreciation which partially reflects the Company's development costs associated with its X METAL line launched in early 1997. Selling expenses increased $12.3 million in 1996 principally as a result of higher advertising expenses, professional fees, and depreciation on store displays, additional personnel in sports marketing, advertising and sales, partially offset by, as a percentage of net sales, lower warranty costs and commissions. Warranty expense in 1996 benefited from the initiation in mid-year 1995 of a $9.39 warranty processing charge per unit, which contributed offsetting income of $1.5 million in 1996 and $0.6 million in 1995. As a percentage of net sales, shipping expenses increased to 3.0% in 1996 from 2.7% in 1995 as a result of higher shipping costs in the Company's European subsidiary. General and administrative expenses increased $5.4 million in 1996 as the Company added personnel and infrastructure to support its growth. In addition, the Company experienced increases in insurance, consulting fees and other expenses associated with being a public company. As a percentage of net sales, general and administrative expenses increased to 8.5% for 1996 from 7.6% for 1995. In general, the Company's operating expenses for 1996, as a percentage of net sales, were adversely affected by the negative leverage associated with the sales decrease in the fourth quarter described above. The Company expects its operating margin to continue to be negatively impacted at least through the first quarter of 1997 resulting from an anticipated decline in net sales from the prior year period.

OPERATING INCOME
The Company's operating income grew to $73.9 million for the year ended December 31, 1996 from $53.3 million for the year ended December 31, 1995, an increase of $20.6 million. On a pro forma basis in 1995 as discussed above, operating income would have increased to $73.9 million for 1996 from $65.6 million for 1995, an increase of $8.3 million, or 12.7%. This increase was the result of the Company's net sales growth, partially offset by a decline in the gross profit margin and an increase in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had interest expense of $0.1 million and interest income of $0.8 million for 1996, as compared with interest expense of $0.6 million and interest income of $0.3 million for 1995.

INCOME TAXES
Prior to August 14, 1995, the Company elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the periods through August 14, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5% to the Company's pretax earnings, plus any foreign taxes. Effective August 14, 1995, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $1.6 million of deferred income tax assets on August 14, 1995. The Company recorded a provision for income taxes of $28.7 million for the year ended December 31, 1996 and $7.8 million for 1995. On a pro forma basis as discussed above, the Company's provision for income taxes was $25.7 million for 1995.

NET INCOME
The Company's net income increased to $46.0 million for the year ended December 31, 1996 from $45.2 million for the year ended December 31, 1995, an increase of $0.8 million. On a pro forma basis, net income increased to $46.0 million for 1996 from $39.6 million for 1995, an increase of $6.4 million, or 16.2%.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

NET SALES
Net sales increased to $172.8 million for the year ended December 31, 1995 from $124.0 million for the year ended December 31, 1994, an increase of $48.8 million, or 39.4%. This increase was principally the result of substantial sales in 1995 for the EYE JACKET sunglasses, which were introduced by the Company in December 1994, significant sales increases in 1995 of WIRES and ZEROS and moderate sales increases of M FRAME sunglasses. These increases were partially offset by significant sales decreases in the Company's most mature product offerings, BLADES and RAZOR BLADE sunglasses, which were discontinued by the Company for 1996, as well as significant decreases in the lower-priced FROGSKINS, and the withdrawal of the Company's SUB ZERO product line in January 1995. The decline in sales of BLADE and RAZOR BLADE sunglasses was attributable principally to a

50% reduction for 1995 in the number of models offered and increased sales of M FRAME sunglasses, which represent an advancement of the Company's single-lens sports sunglasses. This change in the Company's product mix contributed to an increase of 10.8% in the total average selling price of sunglasses in 1995 on unit growth of 29.0%. The Company's international sales grew 72.5% to $57.6 million, or 33.3% of net sales, in 1995 from $33.4 million, or 26.9% of net sales, in 1994, principally as a result of increased sales in the continental European markets in which the Company sells on a direct basis and higher sales to distributors in the Company's other foreign markets.

GROSS PROFIT
Gross profit increased to $122.5 million for the year ended December 31, 1995 from $88.2 million for the year ended December 31, 1994, an increase of $34.3 million, or 38.9%. As a percentage of net sales, gross profit decreased slightly to 70.9% in 1995 from 71.2% in 1994, principally as a result of higher production costs resulting from multiple-shift seven-day continuous production through most of 1995, increased prices for uncoated lens blanks, increased inventory shrinkage and increased net sales to foreign distributors which yield lower margins to the Company, partially offset by higher margins on sales by Oakley Europe as a result of higher selling prices (translated into dollars) due to favorable currency fluctuations, an improvement in the Company's lens reject rate and a shift in product mix to higher margin items. In addition, as part of the Company's continuing efforts to protect its brand image, the Company purchased its products from two discount retail chains in the United States to which such products were diverted. As a result, the Company recorded returns of $2.1 million for the year ended December 31, 1995 for the costs incurred in connection with such purchases.

OPERATING EXPENSES
Operating expenses decreased to $69.2 million for the year ended December 31, 1995 from $74.2 million for the year ended December 31, 1994, a decrease of $5.0 million. On a pro forma basis as discussed above, operating expenses would have increased to $56.9 million in 1995 from $43.5 million in 1994, an increase of $13.4 million, or 30.8%. Selling expenses increased $8.1 million in 1995 principally as a result of salaries and commissions directly associated with higher sales levels, increases in sports marketing and advertising expenditures and higher depreciation from new store displays. As a percentage of net sales, selling expenses decreased from 22.4% in 1994 to 20.7% in 1995 because sports marketing and advertising expenses, warranty expense, trade show expenses and commissions grew more slowly than net sales. Warranty expense in 1995 benefited from the initiation in mid-year of a $9.39 warranty processing charge per unit, which contributed to warranty income of $0.6 million in 1995. General and administrative expenses increased $3.4 million in 1995 as the Company added the personnel and infrastructure necessary in response to its growth, including increased personnel, insurance and other expenses associated with being a public company. As a percentage of net sales, general and administrative expenses decreased to 7.6% for 1995 from 7.8% for 1994.

OPERATING INCOME
The Company's operating income grew to $53.3 million for the year ended December 31, 1995 from $14.0 million for the year ended December 31, 1994, an increase of $39.3 million. On a pro forma basis as discussed above, operating income would have increased to $65.6 million for 1995 from $44.7 million for 1994, an increase of $20.9 million, or 46.8%. This increase was the result of the Company's net sales growth and a reduction of operating expenses as a percentage of net sales, partially offset by a slight decline in the gross profit margin.

INTEREST EXPENSE, NET
The Company had interest expense of $0.6 million and interest income of $0.3 million for 1995, as compared with interest expense of $0.4 million and interest income of $0.2 million for 1994.

INCOME TAXES
Prior to August 14, 1995, the Company elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the periods through August 14, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5% to the Company's pretax earnings, plus any foreign taxes. Effective August 14, 1995, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $1.6 million of deferred income tax assets on August 14, 1995. The Company has recorded a provision for income taxes of $7.8 million for the year ended December 31, 1995 and $0.3 million for 1994. On a pro forma basis as discussed above, the Company's provision for income taxes was $25.7 million for 1995 and $17.9 million for 1994. The Company's consolidated effective tax rate as a C corporation for the period from August 14, 1995 to December 31, 1995 was 38.6%.

NET INCOME
The Company's net income increased to $45.2 million for the year ended December 31, 1995 from $13.5 million for the year ended December 31, 1994, an increase of $31.7 million. On a pro forma basis, net income would have increased to $39.6 million for 1995 from $26.6 million for 1994, an increase of $13.0 million, or 48.9%.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations. Cash provided by operating activities totaled $40.5 million for the year ended December 31, 1996 and $28.6 million for 1995. At December 31, 1996, working capital was $36.1 million compared to $39.2 million at December 31, 1995. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment, and changes in inventory levels. In January 1997, the Company amended its unsecured line of credit to increase its borrowing limits from $18.0 million to $30.0 million. At December 31, 1996, there were $18.0 million in borrowings outstanding under such facility. To supplement the Company's current line of credit, the Company is in discussions with financial lenders to obtain additional financing of approximately $25.0 million. The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

Capital expenditures (other than those relating to the Company's new facility) for the year ended December 31, 1996 totaled $15.1 million. In addition, during 1996, the Company acquired its exclusive distributor for the Company's products in the United Kingdom and Ireland ("Oakley U.K.") and a facility for the production of a new product line for an aggregate purchase price of approximately $14.2 million. In April 1995, the Company purchased land for $8.2 million on which it is completing construction of a larger headquarters and manufacturing facility. The Company currently estimates that the cost to construct and equip such facility will be approximately $48.5 million, which includes design and engineering fees, furniture and other build-out costs of approximately $8.5 million. Of such amounts, $5.1 million was spent in 1995 and $23.5 million was spent in 1996. The remainder is expected to be spent in early 1997. The Company began to relocate to the new facility in early 1997. The Company expects capital expenditures for 1997 to total approximately $21.0 million, excluding those expenditures relating to the Company's new facility.

SEASONALITY
The following table sets forth certain unaudited quarterly data for the periods shown:

                              1995                                   1996
               -----------------------------------  ------------------------------------
               Mar. 31  June 30  Sept. 30  Dec. 31   Mar. 31  June 30  Sept. 30  Dec. 31
               -------  -------  --------  -------   -------  -------  --------  -------
 Net sales     $36,615  $45,686  $47,499   $42,952   $48,706  $62,764  $67,785   $39,311
 Gross profit   25,259   34,091   33,359    29,748    34,064   44,655   47,705    25,352

Historically, the Company's sales, in the aggregate, generally have been higher in the period from March to September, the period during which sunglass use is typically highest. As a result, operating margins are typically lower in the first and fourth quarters as fixed operating costs are spread over generally lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross margins at significantly lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross margin in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, the success of the Company's products introduced since late 1993 and the Company's international expansion have partially mitigated the impact of seasonality.

BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At December 31, 1996, the Company had a backlog of $4.3 million, which reflects all order cancellations received by the Company from its largest customer, Sunglass Hut, through such date. The backlog includes backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $1.3 million as of such date.

INFLATION
The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

FORWARD-LOOKING STATEMENTS
When used in this document, the words "believes", "anticipates", "expects" and similar expressions are intended to identify in certain circumstances forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including risks related to the dependence on sales to Sunglass Hut; the acceptance in the marketplace of new products; the ability to source raw materials at prices favorable to the Company; currency fluctuations; unanticipated change orders, weather delays and transitional costs associated with the construction of, and relocation to, the Company's new headquarters and manufacturing facility; and other risks outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

RECENT ACCOUNTING DEVELOPMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than for fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock- based transactions.
(See Note 8)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements submitted as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 19, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 19, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 19, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 19, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) See page F-1 for a listing of financial statements submitted as part of this report.

a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are inapplicable, and therefore have been omitted.

(a)(3)  The following exhibits are included in this report.

        * 3.1   Articles of Incorporation of the Company

        * 3.2   Bylaws of the Company

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

       **10.13  Promissory Note, dated August 8, 1995 between Oakley, Inc. and
                James H. Jannard

       **10.14  Promissory Note, dated August 8, 1995 between Oakley, Inc. and M.
                and M. Parnell Revocable Trust

      ***10.15 Termination and Release Agreement, dated as of August 15, 1995 between Oakley, Inc. and Wells Fargo Bank, National Association, as agents for the Lenders party to the Credit Agreement

         10.17 Second Amendment to Amended and Restated Credit Agreement dated as of October 10, 1996 by and among Oakley, Inc. Wells Fargo
                Bank, National Association, as agent and the Lenders named therein

         10.18 Third Amendment to Amended and Restated Credit Agreement dated as of November 25, 1996 by and among Oakley, Inc., Wells Fargo Bank,
                National Association, as agent and the Lenders named therein

         10.19  Counterpart Subordination Agreement executed by Oakley (U.K.)
                Ltd. to the Subordination Agreement, dated as of August 15, 1995 between the Initial Subordinated Creditors and Wells Fargo Bank,
                National Association, as Agent under the Credit Agreement

      ***10.20  First Amendment to Amended and Restated Credit Agreement dated
                November 22, 1995 by and among Oakley, Inc., Wells Fargo Bank,
                National Association, as agent and the Lenders named therein

       **10.21  Agreement, dated July 17, 1995, between Oakley, Inc. and Michael
                Jordan

        *10.22  Lease, dated September 15, 1988, between OO Partnership and
                Oakley, Inc.

      ***10.23  First Amendment to Lease dated December 31, 1995, by and between
                Oakley, Inc., and OO Partnership

        *10.24  Agreement, dated July 31, 1995, between OO Partnership and
                Oakley, Inc.

        *10.25 Lease, dated March 5, 1990, between Weyerhauser Mortgage Company and Oakley, Inc., as amended

        *10.26  Sublease, dated August 17, 1992, between Western Digital
                Corporation and Oakley, Inc., as amended

        *10.27  Purchase Agreement and Escrow Instructions, dated December 9,
                1994, between Oakley, Inc. and Foothill Ranch Development
                Corporation

      ***10.28  Oakley, Inc. 1995 Stock Incentive Plan

      ***10.29  Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

      ***10.30  Oakley, Inc. Executive Officer Performance Bonus Plan

       **10.31  Employment Agreement, dated as of August 1, 1995, between Oakley,
                Inc. and Jim Jannard

       **10.32  Employment Agreement, dated as of August 1, 1995, between Oakley,
                Inc. and Mike Parnell

         10.33 Amendment No. 1 dated as of May 23, 1996 to Employment Agreement dated as of August 1, 1995, between Oakley, Inc. and Mike Parnell

         10.34 Amendment No. 1 dated as of July 22, 1996 to Employment Agreement dated as of August 1, 1995, between Oakley, Inc. and Jim Jannard

        *10.35   Employment Agreement, dated as of April 1, 1995, between Oakley,
                 Inc. and Link Newcomb

      ***10.36   Indemnification Agreement, dated August 1, 1995, between Oakley,
                 Inc. and Jim Jannard

        *10.37 Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers

        *10.38 Standard Form of Agreement between Owner and Project Manager, dated December 30, 1994, between Oakley, Inc. and Snyder Langston

        *10.39 Lease Agreement, dated January 26, 1995, between Oakley Europe, sarl and Investipierre 7 (In French with English translation)

      ***10.40  Aircraft Lease Agreement, dated August 10, 1995, between Oakley,
                Inc. and X, Inc.

      ***10.41  Aircraft Lease Agreement, dated August 10, 1995, between Oakley,
                Inc. and Time Tool Incorporated

        *10.42  Registration Rights Agreement, dated August 1, 1995, between
                Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable
                Trust
      ***10.43  Indemnification Agreement, dated August 9, 1995, between Oakley,
                Inc., Jim Jannard and the M. and M. Parnell Revocable Trust

     ****10.44  Indemnification Agreement, dated June 6, 1996, between Oakley,
                Inc., Jim Jannard and the M. and M. Parnell Revocable Trust

          11.1  Computation of Earnings per Common Share

          21.1  List of Material Subsidiaries

          23.1  Consent of Deloitte & Touche, LLP, independent auditors

          27.1  Financial Data Schedule

* Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

** Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

*** Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1995.

**** Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended
     June 30, 1996.

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the fourth quarter of 1996.

(c) See (a) (2) above for a listing of the exhibits included as a part of this report.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..........................................       29

Consolidated Balance Sheets as of December 31, 1995 and 1996..........       30

Consolidated Statements of Income for the Years ended
  December 31, 1994, 1995 and 1996....................................       31

Consolidated Statements of Changes in Shareholders' Equity for the
  Years ended December 31, 1994, 1995 and 1996........................       32

Consolidated Statements of Cash Flows for the Years ended
  December 31, 1994, 1995 and 1996....................................       33

Notes to Consolidated Financial Statements............................    34-44

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Oakley, Inc.:

We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakley, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

February 5, 1997
Costa Mesa, California

                        OAKLEY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                             December 31,
                                                       ----------------------
                                                          1995         1996
                                                       ---------    ---------
CURRENT ASSETS:
  Cash and cash equivalents                            $  9,760     $  8,063
  Accounts receivable, less allowance for
   doubtful accounts of $591 (1995) and
   $590 (1996)                                           19,288       21,084
  Inventories (Note 3)                                   20,488       29,553
  Other receivables                                         348        1,465
  Deferred income taxes (Note 5)                          3,562        5,643
  Prepaid expenses and other                              1,731        5,822
                                                     ----------   ----------
  Total current assets                                   55,177       71,630

Property and equipment, net (Note 4)                     38,888       72,942
Deferred income taxes (Note 5)                              190          -
Deposits                                                  3,154        2,193
Other assets                                                316       11,480
                                                     ----------   ----------
TOTAL ASSETS                                          $  97,725   $  158,245
                                                     ----------   ----------
                                                     ----------   ----------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit (Note 6)                                  $  -    $  18,000
  S distribution notes                                      263          -
  Accounts payable                                        7,123        7,997
  Accrued expenses and other current liabilities          6,601        9,526
  Income taxes payable (Note 5)                           2,029          -
                                                     ----------   ----------
    Total current liabilities                            16,016       35,523

Deferred income taxes                                         -        1,285

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
  Preferred stock, par value $.01 per share;  20,000,000
   shares authorized; no shares issued                        -          -
   Common stock, par value $.01 per share;  200,000,000
   shares authorized;  71,400,000 (1995) and
   70,960,012 (1996) issued and outstanding                 357          710
  Additional paid-in capital                             64,427       58,218
  Retained earnings                                      16,998       62,634
  Foreign currency translation adjustment                   (73)        (125)
                                                     ----------   ----------
  Total shareholders' equity                             81,709      121,437
                                                     ----------   ----------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                $  97,725   $  158,245
                                                     ----------   ----------
                                                     ----------   ----------

           See accompanying notes to consolidated financial statements.

                     OAKLEY, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  Year Ended December 31,
                                          -------------------------------------
                                               1994      1995          1996
                                            ---------  ---------   -----------
Net sales (Note 9)                        $  123,952  $  172,752   $  218,566
Cost of goods sold                            35,714      50,295       66,790
                                          ----------  ----------   ----------
   Gross profit                               88,238     122,457      151,776

Operating expenses:
   Research and development                   25,529      16,774        4,782
   Selling                                    30,815      36,776       48,092
   Shipping and warehousing                    3,187       4,678        6,507
   General and administrative                 14,681      15,753       18,513
   Gain on disposition of property and
     equipment (Note 8)                            -      (4,794)         -
                                          ----------  ----------   ----------
   Total operating expenses                   74,212      69,187       77,894

Operating income                              14,026      53,270       73,882

Interest expense (income), net                   232         273         (781)
                                          ----------  ----------   ----------
Income before provision for income taxes      13,794      52,997       74,663
Provision for income taxes (Note 5)              259       7,830       28,670
                                          ----------  ----------   ----------
Net income                                 $  13,535   $  45,167    $  45,993
                                          ----------  ----------   ----------
                                          ----------  ----------   ----------
Net income per common share                                           $  0.64
                                                                   ----------
                                                                   ----------
Weighted average shares                                            71,728,000
                                                                   ----------
                                                                   ----------
Supplemental data (unaudited) (Note 1):
   Historical income before provision for
    income taxes                           $  13,794   $  52,997
   Supplemental provision for income taxes     5,539      20,854
                                           ---------   ---------
   Supplemental net income                 $   8,255   $  32,143
                                           ---------   ---------
                                           ---------   ---------

          See accompanying notes to consolidated financial statements.

                                 OAKLEY, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                  Cumulative
                                                                                                   foreign
                                                Common Stock                                       currency
                                           ----------------------     Additional       Retained   translation
                                              Shares      Amount    Paid-in Capital    Earnings    gain(loss)     Total
                                           ------------  --------  -----------------  ----------  ------------  ---------
Balance as of January 1, 1994               65,002,000   $   18      $     -          $  32,833      $ (76)      $ 32,775

  Net income                                     -          -              -             13,535        -           13,535
  S corporation dividends                        -          -              -            (13,164)       -          (13,164)
  Foreign currency translation                   -          -              -                -          (13)           (13)
                                           ------------  --------  -----------------  ----------  ------------  ---------
Balance as of December 31, 1994             65,002,000       18            -             33,204        (89)        33,133

  Issuance of common shares                  6,600,000      347         68,713              -          -           69,060
  Reclassification of undistributed
   taxable S corporation earnings (Note 8)       -          -           (5,080)           5,080        -              -
  Contributed capital                         (202,000)      (8)           794              -          -              786
  Net income                                     -          -              -             45,167        -           45,167
  S corporation dividends                        -          -              -            (66,453)       -          (66,453)
  Foreign currency translation                   -          -              -                -           16             16
                                           ------------  --------  -----------------  ----------  ------------  ---------
Balance as of December 31, 1995             71,400,000      357         64,427           16,998        (73)        81,709

  Stock split (Note 8)                                      357            -               (357)       -              -
  Exercise of stock options (Note 8)            12,112      -              139              -          -              139
  Repurchase of common shares (Note 8)        (452,100)      (4)        (6,393)             -          -           (6,397)
  Compensatory stock options                     -          -               45              -          -               45
  Net income                                     -          -              -             45,993        -           45,993
  Foreign currency translation                   -          -              -                -          (52)           (52)
                                           ------------  --------  -----------------  ----------  ------------  ----------
Balance as of December 31, 1996             70,960,012   $  710      $  58,218        $  62,634      $(125)      $121,437
                                           ------------  --------  -----------------  ----------  ------------  ----------
                                           ------------  --------  -----------------  ----------  ------------  ----------

         See accompanying notes to consolidated financial statements.

                        OAKLEY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                              1994        1995        1996
                                                           ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  13,535   $  45,167   $  45,993
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                             7,606       7,393       8,987
     Deferred compensation                                       -           -            45
     Gain on disposition of equipment                            (31)     (5,286)       (156)
     Deferred income taxes, net                                  -        (3,752)       (606)
     Changes in assets and liabilities, net
      of effects of business acquisitions:
        Accounts receivable                                   (5,772)     (4,885)      1,964
        Inventories                                              364     (12,035)     (8,143)
        Other receivables                                        239         621      (1,117)
        Prepaid expenses and other                              (150)     (1,071)     (4,091)
        Accounts payable                                       7,008      (2,562)       (637)
        Accrued expenses and other current
         liabilities                                           2,012       3,025         327
        Income taxes payable                                     -         2,029      (2,029)
                                                           ----------  ----------  ----------
        Net cash provided by operating activities             24,811      28,644      40,537
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                    (3,093)        689         961
  Acquisitions of property and equipment                      (6,972)    (33,239)    (38,642)
  Proceeds from sale of property and equipment                    69         412         697
  Acquisitions of facility and distributor (Note 2)              -           -       (14,223)
  Other assets                                                   -           -        (2,454)
                                                           ----------  ----------  ----------
        Net cash used in investing activities                 (9,996)    (32,138)    (53,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings                                3,300      57,049      18,000
  Repayments of bank borrowings                               (6,339)    (60,349)        -
  Repayments of S distribution notes                             -           -          (263)
  Net proceeds from issuance of common shares                    -        69,060         139
  Contribution of capital                                        -           786         -
  Repurchase of common shares                                    -           -        (6,397)
  S corporation dividends paid                               (13,401)    (55,000)        -
                                                           ----------  ----------  ----------
        Net cash provided by (used in)
         financing activities                                (16,440)     11,546      11,479

Effect of exchange rate changes on cash                          (13)         16         (52)
                                                           ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents          (1,638)      8,068      (1,697)
Cash and cash equivalents, beginning of period                 3,330       1,692       9,760
                                                           ----------  ----------  ----------
Cash and cash equivalents, end of period                   $   1,692   $   9,760   $   8,063
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest (net of amounts capitalized)                 $     358   $     585   $      58
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
     Income taxes                                          $     275   $   9,257   $  34,249
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------



    During the year ended December 31, 1995, the Company distributed aircraft to shareholders with a fair value of $11.2 million in the form of a dividend. At December 31, 1995, the Company had unpaid S distribution notes with an estimated balance of $0.3 million.

         See accompanying notes to consolidated financial statements.

                                 OAKLEY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

     DESCRIPTION OF BUSINESS - The Company is an innovation-driven designer, manufacturer and distributor of high-performance eyewear. The Company's principal strength is its ability to develop eyewear which demonstrates superior optical performance and comfort through the combination of patented technology and unique styling. The Company has focused on innovation for sports application eyewear, and its products are worn by a variety of athletes, such as skiers, cyclists, runners, surfers, golfers, basketball and baseball players and motocross riders. In addition, the Company's products, which are currently sold in over 70 countries worldwide, have become increasingly popular in the larger nonsports, or recreational, segment of the sunglass market.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Oakley, Inc. (a Washington corporation, which succeeded to all the assets and liabilities of Oakley, Inc., a California corporation) and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - For purposes of the consolidated financial statements, investments purchased with original maturities of three months or less are considered cash equivalents.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives (generally three to seven years for property and equipment and 25 years for buildings) of the respective assets or, as to leasehold improvements, the term of the related lease if less than the estimated service life.

     INTANGIBLE ASSETS - The excess of cost over fair market value of net identifiable assets of acquired companies and other intangible assets are amortized on a straight-line basis over periods ranging from six to fifteen years. The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of the Company on an undiscounted cash flow basis. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 1996.

     LONG-LIVED ASSETS - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 1996, no impairment has been indicated.

     REVENUE RECOGNITION - Revenue is recognized when merchandise is shipped to a customer. Generally the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

                                 OAKLEY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, consisting of cash and cash equivalents, trade accounts receivables and accounts payable approximates fair value due to the short period of time between origination of the instruments and their expected realization. Management also believes the carrying amount of balances outstanding under the line of credit equals fair value as the underlying interest rate reflects market rates.

     INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Prior to August 14, 1995, the Company elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provision for income taxes for the periods through August 14, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5% to the Company's pretax earnings, plus any foreign taxes. Effective August 14, 1995, the Company converted to a C corporation and became subject to regular federal and state income taxes on an ongoing basis. As a result, the Company recorded $1.6 million of deferred income tax assets on August 14, 1995 through a benefit recorded on the statement of income.

     FOREIGN CURRENCY TRANSLATION - The Company's primary functional currency is the U.S. dollar. Assets and liabilities expressed in foreign currencies are translated at exchange rates in effect at the balance sheet date. Revenue and expense items are translated using the average exchange rate. Gains and losses resulting from translation of foreign currency financial statements are reported as a separate component of shareholders' equity. Gains and losses from foreign currency exchanges are recognized as incurred.

     SUPPLEMENTAL NET INCOME - Supplemental net income represents the results of operations adjusted to reflect a provision for income tax on historical income before provision for income taxes which gives effect to the change in the Company's income tax status to a C corporation subsequent to the public sale of its common stock. The difference between the pro forma income tax rates utilized and the Federal statutory rate of 35% relates primarily to state income taxes (approximately 5%, net of federal tax benefit).

     PER SHARE INFORMATION - Net income per common share has been computed by using the weighted average number of shares of common stock and common stock equivalents outstanding during all periods presented.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

     RECLASSIFICATIONS - Certain reclassifications have been made to prior period financial statements to conform to the presentation for the financial statements for the period ended December 31, 1996.

                                 OAKLEY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     GENERAL BUSINESS - The Company's historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products, and there can be no assurance of the Company's ability to do so. The sunglass industry is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. The eyewear industry is subject to changing consumer preferences; shifts in consumer preferences may adversely affect companies that misjudge such preferences.

In addition, the Company has experienced significant growth which has placed, and could continue to place, a significant strain on its employees and operations. If management is unable to anticipate or manage growth effectively, the Company's operating results could be materially adversely affected.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from such estimates.

     VULNERABILITY DUE TO SUPPLIER CONCENTRATIONS - The Company relies on a single source for the supply of several components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. The effect of the loss of any of these sources or of a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source. The loss of the source for lens blanks or a disruption in such source's business or failure by it to meet the Company's product needs on a timely basis could cause, at a minimum, temporary shortages in needed materials and could have a material adverse effect on the Company's results of operations.

     VULNERABILITY DUE TO CUSTOMER CONCENTRATIONS - Net sales to a sunglass specialty retail chain accounted for approximately 26.6%, 28.8% and 31.0% of such sales for the years ended December 31, 1994, 1995 and 1996, respectively. In part as a result of order cancellations from such chain in the fourth quarter of 1996, the Company's net sales for the period declined from the comparable period in 1995.

                                 OAKLEY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

NOTE 2 -  ACQUISITIONS

During 1996, the Company acquired its exclusive distributor for the Company's products in the United Kingdom and Ireland ("Oakley U.K.") and a facility for the production of a new product line for an aggregate purchase price of approximately $14.2 million. The acquisition of Oakley U.K. was recorded using the purchase method of accounting and the results of operations from the date of acquisition, effective October 31, 1996, have been included in the Company's 1996 financial statements. The excess of the purchase price over the fair values of the net assets acquired has been allocated to intangible assets, which are included in the caption "Other assets" in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over a period of five to fifteen years. Had the acquisition of Oakley U.K. occurred on January 1, 1995, combined pro forma net sales, net income and net income per common share would not have been materially different from that currently being reported.

NOTE 3 -  INVENTORIES

Inventories consist of the following at December 31,:

                                           1995             1996
                                      -------------    -------------
    Raw materials                     $  13,650,000    $  16,039,000
    Finished goods                        6,838,000       13,514,000
                                      -------------    -------------
                                      $  20,488,000    $  29,553,000
                                      -------------    -------------
                                      -------------    -------------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31,:

                                           1995             1996
                                       ------------    ------------
    Land                               $  8,245,000    $  9,008,000
    Buildings                                     -       2,191,000
    Automobiles and vans                    573,000         772,000
    Furniture and equipment              37,774,000      52,044,000
    Tooling                               3,941,000       4,880,000
    Leasehold improvements                3,259,000       3,713,000
    Construction in progress              5,096,000      28,580,000
                                       ------------    ------------
                                         58,888,000     101,188,000
    Less accumulated depreciation
     and amortization                    20,000,000      28,246,000
                                       ------------    ------------
                                       $ 38,888,000    $ 72,942,000
                                       ------------    ------------
                                       ------------    ------------

                                  OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


NOTE 5 -  INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31,:

                                       1994          1995          1996
                                     --------    -----------   ------------
Current:
  Federal                            $   -      $  6,756,000   $22,535,000
  State                               191,000      2,063,000     5,727,000
  Foreign                              68,000      1,443,000     1,082,000
                                     --------   ------------   ------------
                                      259,000     10,262,000    29,344,000

Deferred:
  Federal                                -        (2,081,000)     (956,000)
  State                                  -          (351,000)      282,000
  Foreign                                -              -              -
                                     --------   ------------   ------------
                                         -        (2,432,000)     (674,000)
                                     --------   ------------   ------------
                                     $259,000   $  7,830,000   $28,670,000
                                     --------   ------------   ------------
                                     --------   ------------   ------------


A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:

                                                         1995         1996
                                                     -----------  ------------
Tax at U.S. Federal statutory rates                  $18,549,000  $26,132,000
State income taxes, net                                1,316,000    3,905,000
Recording of deferred income tax assets
  in connection with the coversion to C corporation   (1,600,000)          -
S corporation earnings not subject to Federal tax    (10,301,000)          -
Foreign sales corporation benefit                              -   (2,889,000)
Foreign taxes                                                  -    1,082,000
Other, net                                              (134,000)     440,000
                                                    ------------  ------------
                                                    $  7,830,000  $28,670,000
                                                    ------------  ------------
                                                    ------------  ------------

                                   OAKLEY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                      1995           1996
                                                  ------------   ------------
  Deferred tax assets:
     Warranty reserve                             $  1,303,000   $  1,267,000
     Uniform capitalization                            531,000        509,000
     Sales returns reserve                             500,000        736,000
     State taxes                                       359,000      1,880,000
     Inventory reserve                                 172,000        258,000
     Allowance for doubtful accounts                   168,000        179,000
     Depreciation                                      190,000            -
     Other                                             529,000        814,000
                                                  ------------   ------------
         Total deferred tax assets                   3,752,000      5,643,000

Deferred tax liabilities:
     Depreciation                                         -        (1,285,000)
                                                  ------------   ------------
Net deferred tax assets                           $  3,752,000   $  4,358,000
                                                  ------------   ------------
                                                  ------------   ------------

NOTE 6 -  LINE OF CREDIT

     LINE OF CREDIT - The Company has a $30.0 million unsecured line of credit with a bank syndicate which bears interest at either the bank's prime lending rate (8.25% at December 31, 1996) or LIBOR plus 1.00% (6.5% at December 31, 1996), as defined in the agreement, and matures June 1999. At December 31, 1996, there was $18.0 million in borrowings outstanding under the agreement. The agreement has various restrictive covenants and certain other financial ratios. At December 31, 1996, the Company was in compliance with all restrictive covenants and financial ratios.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LEASES - The Company is committed under noncancelable operating leases expiring at various dates through 2000 for certain offices, warehouse facilities, production facilities and aircraft. The aircraft are leased from entities controlled by officers and shareholders of the Company. Minimum future annual rentals under these leases are as follows:

    Year Ending
    December 31,    Related Party     Other         Total
 -----------------  -------------  ----------    -----------
 1997               $  100,000     $  303,000    $  403,000
 1998                  100,000        206,000       306,000
 1999                  100,000        107,000       207,000
 2000                   67,000         82,000       149,000
                    ------------   ----------    -----------
   Total            $  367,000     $  698,000    $1,065,000
                    -------------  ----------    -----------
                    -------------  ----------    -----------

Certain offices and warehouse facilities are leased on a month-to-month basis from a partnership whose partners are officers and shareholders of the Company.

                                   OAKLEY, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


Rent expense is summarized as follows for the years ended December 31,:

                                  1994          1995          1996
                              ----------     ----------   -----------
  Related parties               $384,000     $  421,500    $  383,000
  Other                          525,000        819,500     1,219,000
                              ----------     ----------    ----------
  Total                         $909,000     $1,241,000    $1,602,000
                              ----------     ----------    ----------
                              ----------     ----------    ----------

     PURCHASE COMMITMENTS - During 1996, the Company entered into a letter of intent with its lens blank supplier and the supplier's French parent pursuant to which the Company expects to enter into a reciprocal exclusive dealing agreement for the purchase of its lens requirements. The Company expects its minimum obligations under this agreement to be 19.5 million units and payment of an exclusivity premium of $10.7 million over the next four years.

The Company has made certain commitments regarding the construction of a new corporate headquarters and manufacturing facility in Foothill Ranch, California. The facility, which is expected to cost approximately $48.5 million, excluding land, will be substantially completed by March 1997. A total of $28.6 million had been incurred on this project through 1996.

     EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with certain employees of the Company which have terms of two to three years. The agreements require minimum aggregate compensation to the respective officers. Additionally, the officers participate in a performance bonus plan, and the employment agreements establish minimum bonus targets for such employees.

     ENDORSEMENT CONTRACTS - The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company's products. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:

  Year Ending
  December 31,
  ------------
     1997                       $  2,809,000
     1998                          2,165,000
     1999                          1,099,000
     2000                            746,000
     2001                            500,000
     Thereafter                    1,500,000
                                -------------
     Total                      $  8,819,000
                                -------------
                                -------------

Included in such amounts is an annual retainer of $0.5 million through 2005 for a director of the Company.

                                  OAKLEY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


     LITIGATION - During December 1996, three class action lawsuits were filed in the California Superior Court for the County of Orange against the Company and three of its officers alleging material misstatements and omissions in certain of the Company's public statements, Securities and Exchange Commission filings and reports to third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders. Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act. To date, no discovery of defendants has been taken in these matters.
Although it is too soon to predict the outcome of the cases with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a significant effect on the accompanying financial statements.


NOTE 8 - SHAREHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING - In August 1995, the Company completed an initial public offering of 3,300,000 shares of the Company's common stock for $23.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $69.1 million.

     S CORPORATION DISTRIBUTION - Prior to the consummation of the public offering, the Company distributed to Oakley's shareholders certain fixed assets and a portion of previously earned undistributed taxable S corporation earnings. In conjunction with the distribution of assets, the Company recorded a gain of $4.9 million for the year ended December 31, 1995, representing the excess of the fair value of the assets distributed over their respective net book values. Additionally, concurrently with the consummation of the initial public offering, Oakley shareholders contributed certain assets totaling $0.8 million to the Company.

Upon consummation of its initial public offering, in accordance with a regulation of the Securities and Exchange Commission, the Company reclassified $5.1 million of retained earnings to additional paid-in capital. This amount represents for financial reporting purposes previously earned and undistributed taxable S corporation earnings.

     STOCK SPLIT - On September 11, 1996, the Company declared a two-for-one stock split to be effected in the form of a one-share dividend per share of its common stock. The new shares were distributed on October 10, 1996 to shareholders of record at the close of business at September 25, 1996. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated to give retroactive recognition to the stock split in prior periods by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split.

                                 OAKLEY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


     STOCK REPURCHASE - In October 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million shares of the Company's common stock. As of December 31, 1996, the Company had repurchased 452,100 shares at an aggregate cost of approximately $6.4 million.

     STOCK INCENTIVE PLAN - The Company's 1995 Stock Incentive Plan (the "Plan") provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. A total of 5,712,000 shares have been reserved for issuance under the Plan. At December 31, 1996, stock options for 329,087 shares were exercisable and 3,684,096 shares were available for issuance pursuant to stock option grants.

The following table summarizes information with respect to the Plan for the years ended December 31, 1995 and 1996:



                                                Option      Weighted Average
                                                shares       Exercise Price
                                              ---------     ----------------
     Outstanding at January 1, 1995               -

     Granted during 1995                      1,254,154          $  11.53
     Canceled during 1995                       (3,732)             11.50
     Exercised during 1995                         -
                                              ---------

     Outstanding at December 31, 1995         1,250,422             11.53

     Granted during 1996                        856,436             12.17
     Canceled during 1996                      (78,954)             13.78
     Exercised during 1996                     (12,112)             11.50
                                              ---------
     Outstanding at December 31, 1996         2,015,792          $  11.73
                                              ---------
                                              ---------

Additional information regarding options outstanding as of December 31, 1996 is as follows:


                                        Options Outstanding         Options Exercisable
                                  -----------------------------  ---------------------------
                                   Weighted Avg
                                    Remaining
        Range of         Number    Contractual    Weighted Avg     Number     Weighted Avg
     Exercise Prices   Outstanding  Life (yrs)   Exercise Price  Exercisable  Exercise Price
     ---------------   -----------  ---------    --------------  -----------  --------------
     $  9.88 - 11.63   1,943,983       9.11         $11.49        329,087          $11.50
     $ 14.25 - 25.19      71,809       9.49         $17.76            -            $  -

As disclosed in Note 1, the Company applies Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based awards. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

                                  OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in accounting for stock-based awards as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life: 36 months; stock volatility, 9.4% - 63.5% in 1995 and 45.7% - 77.4% in 1996;
risk free interest rates, 5.5% in 1995 and 1996; no dividends during the expected term and forfeitures are recognized as they occur.

If the computed fair value of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, net income would have been $45,017,000 in 1995 and $45,531,000 in 1996. The earnings per share on such basis would have been $0.64 in 1996.

NOTE 9 - NET SALES

Net sales are summarized as follows for the years ended December 31,:


                          1994           1995            1996
                     ------------    ------------    ------------
     Domestic        $ 90,565,000    $115,202,000    $139,459,000
     International     33,387,000      57,550,000      79,107,000
                     ------------    ------------    ------------
                     $123,952,000    $172,752,000    $218,566,000
                     ------------    ------------    ------------
                     ------------    ------------    ------------

                                         OAKLEY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


NOTE 10 - DOMESTIC AND FOREIGN OPERATIONS

The Company has one business segment which consists of the design, manufacture and sale of high performance eyewear. Information related to domestic and foreign operations is as follows:


                                                     1994
                       -------------------------------------------------------------------
                                                (in thousands)
                          U.S.     Europe   Other Countries   Eliminations   Consolidated
                       --------   -------   ---------------   ------------   -------------
 Net sales             $130,188   $ 9,079     $      -          $  (15,315)     $123,952
 Operating income        13,683       408            -                 (65)       14,026
 Net income              13,247       353            -                 (65)       13,535
 Identifiable assets     46,385     5,527            -              (2,218)       49,694


                                                     1995
                       -------------------------------------------------------------------
                                                (in thousands)
                          U.S.     Europe   Other Countries   Eliminations   Consolidated
                       --------   -------   ---------------   ------------   -------------
 Net sales             $175,375   $20,482       $  154         $  (23,259)      $172,752
 Operating income        49,830     3,718           18               (296)        53,270
 Net income              43,126     2,319           18               (296)        45,167
 Identifiable assets     92,406     7,918          619             (3,218)        97,725

                                                     1996
                       -------------------------------------------------------------------
                                                (in thousands)
                          U.S.     Europe   Other Countries   Eliminations   Consolidated
                       --------   -------   ---------------   ------------   -------------
 Net sales             $206,032   $28,816       $  2,494        $(18,776)       $218,566
 Operating income        73,139     2,883            (77)         (2,063)         73,882
 Net income              46,276     1,729            (78)         (1,934)         45,993
 Identifiable assets    148,658    11,630          5,991          (8,034)        158,245


NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First    Second      Third     Fourth
                                               Quarter   Quarter    Quarter   Quarter
                                               -------   --------  ---------  --------
Year ended December 31, 1995:
  Net sales                                    $36,615    $45,686    $47,499  $42,952
  Gross profit                                  25,259     34,091     33,359   29,748
  Income before provision for income taxes       6,406     10,113     21,537   14,941
  Net income                                     6,136      9,592     20,228    9,211

  Supplemental income data:
    Income before provision for income taxes   $ 6,406     $10,113   $21,537  $14,941
    Supplemental net income                      3,831       6,048    13,161    9,103


Year ended December 31, 1996:
  Net sales                                    $48,706     $62,764   $67,785  $39,311
  Gross profit                                  34,064      44,655    47,705   25,352
  Income before provision for income taxes      17,842      25,662    25,411    5,748
  Net income                                    10,973      15,738    15,653    3,629


                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             OAKLEY, INC.

By:       /s/Jim Jannard
       -----------------------
            Jim Jannard
       CHAIRMAN AND PRESIDENT

Date: March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                           Title                        Date
     ---------                           -----                        ----
/s/ Jim Jannard               Chairman and President                  March  18, 1997
--------------------          (Principal Executive Officer)
    Jim Jannard


/s/ Mike Parnell              Chief Executive Officer and Director    March  18, 1997
--------------------
    Mike Parnell


/s/ Link Newcomb              Chief Operating Officer and Director    March  18, 1997
---------------------         (Principal Financial Officer)
    Link Newcomb


/s/ Donna Gordon              Vice President of Finance               March  18, 1997
---------------------         (Principal Accounting Officer)
    Donna Gordon


/s/ Irene Miller              Director                                March  18, 1997
--------------------
    Irene Miller


/s/ Orin Smith                Director                                March  18, 1997
--------------------
    Orin Smith


---------------------         Director
   Michael Jordan


                         OAKLEY, INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996

                                                        Additions
                                         Balance at     charged to                                      Balance
                                         beginning      costs and                                      at end of
                                         of period       expense        Deductions     Adjustments       period
                                          ---------      ---------      -----------    -----------     ---------
For the year ended December 31, 1994
  Allowance for doubtful accounts          $262,000       $  9,000       $     -        $    -          $271,000
                                          ---------      ---------      -----------    -----------     ---------
                                          ---------      ---------      -----------    -----------     ---------
For the year ended December 31, 1995
  Allowance for doubtful accounts          $271,000       $406,000       $  (86,000)    $    -          $591,000
                                          ---------      ---------      -----------    -----------     ---------
                                          ---------      ---------      -----------    -----------     ---------
Inventory reserve                          $    -         $400,000       $     -        $    -          $400,000
                                          ---------      ---------      -----------    -----------     ---------
                                          ---------      ---------      -----------    -----------     ---------
For the year ended December 31, 1996
  Allowance for doubtful accounts          $591,000       $    -         $   (1,000)    $    -          $590,000
                                          ---------      ---------      -----------    -----------     ---------
                                          ---------      ---------      -----------    -----------     ---------
Inventory reserve                          $400,000       $200,000       $     -        $    -          $600,000
                                          ---------      ---------      -----------    -----------     ---------
                                          ---------      ---------      -----------    -----------     ---------