Form 10-Q
period 1997-03-31
OAKLEY INC
filed 1997-05-14
CIK 946356

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                    For the Quarterly Period Ended March 31, 1997

                                          or

             ( )Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                 For the Transition Period From _______ To ________

                           Commission File Number:  1-13848

                                     OAKLEY, INC.


                (Exact name of registrant as specified in its charter)

         WASHINGTON                                        95-3194947
         ----------                                        ----------
(State or other jurisdiction of                       (IRS Employer ID No.)
 incorporation or organization)


         ONE ICON
  FOOTHILL RANCH, CALIFORNIA                                    92610
  --------------------------                                    -----
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

                              Yes        No   X
                                 ______    _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE                70,656,012 SHARES
--------------------------------------                -----------------
              (Class)                            (Outstanding on May 8, 1997)

                                     OAKLEY, INC.
                                  INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of December 31, 1996
   and March 31, 1997 (unaudited).......................................     3

Consolidated Statements of Income for the three-month periods
  ended March 31, 1996 and 1997 (unaudited).............................     4

Consolidated Statements of Cash Flows for the three-month periods
  ended March 31, 1996 and 1997 (unaudited).............................     5

Notes to Consolidated Financial Statements..............................   6-7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations.............................................  8-10


PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings.............................................. 11-12

ITEM 2 - Changes in Securities..........................................    12

ITEM 3 - Defaults Upon Senior Securities................................    12

ITEM 4 - Submission of Matters to a Vote of Security Holders............    12

ITEM 5 - Other Information..............................................    12

ITEM 6 - Exhibits and Reports on Form 8-K............................... 13-15

Signatures.............................................................     16

Exhibits...............................................................     17

                                     OAKLEY, INC.

                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS


                                                          December 31,1996      March 31, 1997
                                                          ----------------      --------------
                                                                                    (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                 $      8,063        $      2,382
    Accounts receivable, less allowance for
     doubtful accounts of $590 (1996), $592 (1997)                  21,084              22,362
    Inventories (Note 2)                                            29,553              28,773
    Other receivables                                                1,465               2,761
    Deferred income taxes                                            5,643               5,643
    Prepaid expenses                                                 5,822               4,511
                                                               -----------         -----------
       Total current assets                                         71,630              66,432

Property and equipment, net                                         72,942              88,893
Deposits                                                             2,193               2,504
Other assets                                                        11,480              10,058
                                                               -----------         -----------

TOTAL ASSETS                                                  $    158,245        $    167,887
                                                               -----------         -----------
                                                               -----------         -----------

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit (Note 3)                                   $     18,000        $      6,000
    Accounts payable                                                 7,997               8,999
    Accrued expenses and other current liabilities                   9,526               7,756
    Income taxes payable                                               -                   519
    Current maturities of long-term debt                               -                 4,000
                                                               -----------         -----------
     Total current liabilities                                      35,523              27,274

    Deferred income taxes                                            1,285               1,285
    Long-term debt, net of current maturities (Note 3)                 -                21,000

COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01 per share:  20,000,000
     shares authorized; no shares issued                               -                   -
    Common stock, par value $.01 per share:  200,000,000
     shares authorized; 70,960,012 (1996) and
     70,656,012 (1997) issued and outstanding                          710                 707
    Additional paid-in capital                                      58,218              55,049
    Retained earnings                                               62,634              63,184
    Foreign currency translation adjustment                           (125)               (612)
                                                               -----------         -----------
     Total shareholders' equity                                    121,437            118,328

                                                               -----------         -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                         $    158,245        $    167,887
                                                               -----------         -----------
                                                               -----------         -----------



                                     OAKLEY, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                    Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                      1996           1997
                                                  ---------      ---------

Net sales                                         $  48,706      $  34,403
Cost of goods sold                                   14,642         14,747
                                                  ---------      ---------
    Gross profit                                     34,064         19,656

Operating expenses:
    Research and development                            949            551
    Selling                                          10,091         12,010
    Shipping and warehousing                          1,423          1,253
    General and administrative                        3,948          5,007
                                                  ---------      ---------
      Total operating expenses                       16,411         18,821

Operating income                                     17,653            835

Interest income, net                                   (189)           (58)
                                                  ---------      ---------
Income before provision for income taxes             17,842            893
Provision for income taxes                            6,869            343
                                                  ---------      ---------
Net income                                        $  10,973      $     550
                                                  ---------      ---------
                                                  ---------      ---------


Net income per common share                       $    0.15      $    0.01
                                                  ---------      ---------
                                                  ---------      ---------

Weighted average shares                              71,832         70,669
                                                  ---------      ---------
                                                  ---------      ---------

             See accompanying notes to consolidated financial statements.

                                     OAKLEY, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS) (UNAUDITED)



                                                                  Three Months Ended March 31,
                                                                 -----------------------------
                                                                   1996                1997
                                                                 ---------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $10,973             $   550

  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                  1,876               2,984
    Deferred compensation                                              2                  21
    (Gain) loss on disposition of equipment                          (98)                 19
    Deferred income taxes, net                                        28                 -
    Changes in assets and liabilities, net of effects of
     business acquisitions:
       Accounts receivable                                        (5,487)             (1,278)
       Inventories                                                (2,060)                780
       Other receivables                                          (1,166)             (1,296)
       Prepaid expenses and other                                   (288)              1,311
       Accounts payable                                            1,448               1,002
       Accrued expenses and other current liabilities                243              (1,770)
       Income taxes payable                                        6,684                 519
                                                                 ---------            --------

 Net cash provided by operating activities                        12,155               2,842

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits                                                       1,675                (311)
    Acquisitions of property and equipment                        (6,696)            (18,888)
    Proceeds from sale of property and equipment                     193                 106
    Other assets                                                      (3)              1,250
                                                                 ---------            --------

 Net cash used in investing activities                            (4,831)            (17,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                    -                41,000
    Repayments of bank borrowings                                    -               (28,000)
    Repayments of S distribution notes                              (263)                -
    Repurchase of common shares                                      -                (3,193)
                                                                 ---------            --------

 Net cash (used in) provided by financing activities                (263)              9,807

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               58                (487)

NET INCREASE/(DECREASE)
  IN CASH AND CASH EQUIVALENTS                                     7,119              (5,681)
CASH AND CASH EQUIVALENTS, beginning of period                     9,760               8,063
                                                                 ---------            --------

CASH AND CASH EQUIVALENTS, end of period                        $ 16,879             $ 2,382
                                                                 ---------            --------
                                                                 ---------            --------



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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of December 31, 1996 and March 31, 1997 and the statements of income and cash flows for the three month periods ended March 31, 1996 and 1997. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1997.

NOTE 2 - INVENTORIES
Inventories consist of the following:

                        December 31, 1996   March 31, 1997
                        -----------------   --------------
    Raw Materials       $      16,039,000   $   18,389,000
    Finished Goods             13,514,000       10,384,000
                        -----------------   --------------
                        $      29,553,000   $   28,773,000
                        -----------------   --------------
                        -----------------   --------------

NOTE 3 - FINANCING ARRANGEMENTS
The Company has a $30.0 million line of credit with a bank syndicate. At March 31, 1997, there were $6.0 million in borrowings outstanding under the agreement.

In March 1997, the Company entered into a $25.0 million bridge financing with a commercial bank which matures on July 18, 1997. Prior to maturity, the Company intends to refinance the bridge loan with a long-term note secured by the Company's corporate and manufacturing facility located in Foothill Ranch, California. Accordingly, a portion of the debt has been classified as long-term in the accompanying balance sheet.

NOTE 4 - LITIGATION
During December 1996, three class action lawsuits were filed in the California Superior Court for the County of Orange against the Company and three of its officers alleging material misstatements and omissions in certain of the Company's public statements, Securities and Exchange Commission filings and reports to third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders. Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act.
In March 1997, the Company was named as a nominal defendant in a putative derivative action against two of the Company's officers based on substantially the same allegations as those in the class actions. The derivative plaintiff seeks to recover unspecified damages and other relief on behalf of the Company. Although it is too soon to predict the outcome of the cases with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a material adverse effect on the accompanying financial statements.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has applied this statement to the 1996 and 1997 first quarter results and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NET SALES
Net sales decreased to $34.4 million for the three months ended March 31, 1997 from $48.7 million for the three months ended March 31, 1996, a decrease of $14.3 million, or 29.4%. This decrease was the result of substantially lower sales in all of the Company's existing styles of sunglasses, including WIRES, EYE JACKETS, M FRAMES, ZEROS, TRENCHCOATS and its original line of FROGSKINS which was replaced by a new line of FROGSKINS in December 1996. These decreases were partially offset by sales from the introduction of new sunglasses, including sports-specific M FRAMES and ZEROS in March 1996, STRAIGHT JACKETS in May 1996, SQUARE WIRES in June 1996, PRO M FRAMES in October 1996 and a new line of FROGSKINS in December 1996. The Company's domestic sales declined 42.3% to $17.6 million from $30.5 million in the comparable 1996 period. The Company's international sales declined 7.7% to $16.8 million in 1997 from $18.2 million in 1996, principally as a result of decreased orders from one of its Japanese distributors as the Company transitions to a direct operation, a devaluation in the functional currency of its direct operation in continental Europe and modestly lower sales to its Australian distributor. Net sales for the three months ended March 31, 1997 reflect a 74.4% decrease in net sales over the prior period from the Company's largest customer, Sunglass Hut. As a result of the level of Oakley inventory at Sunglass Hut, combined with substantially reduced store openings by Sunglass Hut compared to the prior period, the Company expects net sales to Sunglass Hut for the full year 1997 to be significantly below the net sales compared to 1996.

GROSS PROFIT
Gross profit decreased to $19.7 million for the three months ended March 31, 1997 from $34.1 million for the three months ended March 31, 1996, a decrease of $14.4 million, or 42.2%. As a percentage of net sales, gross profit decreased to 57.3% in 1997 from 70.0% in 1996. Gross profit as a percentage of net sales was negatively affected by both fixed manufacturing costs spread over lower sales volumes and a corresponding reduction in production levels, a higher percentage of sales in lower margin goggles and clothing, a devaluation in the functional currency of the Company's direct operation in continental Europe and production start-up costs associated with the X METAL product line. The Company expects gross profit as a percentage of net sales to continue to be affected by certain of the factors discussed above through at least the second quarter of 1997.

OPERATING EXPENSES
Operating expenses increased to $18.8 million for the three months ended March 31, 1997 from $16.4 million for the three months ended March 31, 1996, an increase of $2.4 million. Research and development costs decreased $0.4 million to $0.6 million. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus. Excluding this non-recurring adjustment, research and development expenses increased $0.5 million to $1.4 million in the 1997 period, or 4.1% of net sales, from $1.0 million, or 2.1% of net sales, in the 1996 period due to increased personnel and design activities. Selling expenses increased $1.9 million to $12.0 million in 1997, or 34.9% of net sales, from $10.1 million, or 20.7% of net sales, in 1996 as a result of higher advertising, promotional and sports marketing expenses and an increase in the reserve for warranty costs, partially offset by, as a percentage of net sales, lower commissions. As a percentage of net sales, shipping expenses increased to 3.6% in 1997 from 2.9% in 1996 as a result of higher costs in the Company's European subsidiary. General and administrative expenses increased $1.1 million to $5.0 million, or 14.5% of net sales, in 1997 from $3.9 million, or 8.0% of net sales, in 1996 primarily due to increased personnel and added infrastructure and increased depreciation and amortization. For the three months ended March 31, 1997, general and administrative expenses included income of $0.8 million paid to the Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new facility and professional fees of $0.1 million related to lawsuits filed by shareholders against the Company and three of its officers (see Note 4 to the consolidated financial statements).

OPERATING INCOME
The Company's operating income declined to $0.8 million for the three months ended March 31, 1997 from $17.7 million for the three months ended March 31, 1996, a decrease of $16.9 million. This decrease was the result of the Company's decrease in net sales and gross profit margin and an increase in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had interest income of $58,000 in the 1997 period and capitalized all of its interest costs in the period as part of the construction of its new facility, as compared with interest expense of $3,000 and interest income of $0.2 million for the comparable 1996 period.

NET INCOME
The Company's net income decreased to $0.6 million for the three months ended March 31, 1997 from $11.0 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
The Company historically has financed its operations almost entirely with cash flow generated from operations. Cash provided by operating activities totaled $2.8 million for the three months ended March 31, 1997 and $12.2 million for the comparable period of 1996. During the quarter ended March 31, 1997, the Company repurchased 304,000 shares of its common stock for $3.2 million. At March 31, 1997, working capital was $39.2 million. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment and changes in inventory levels. In January 1997, the Company amended its unsecured line of credit to increase its borrowing limits from $18.0 million to $30.0 million. At March 31, 1997, there were $6.0 million in borrowings outstanding under such facility. To supplement the Company's current line of credit, in March 1997, the Company secured a $25.0 million bridge loan which matures on July 18, 1997. The Company intends to refinance the bridge financing with a 15-year note secured by the Company's corporate and manufacturing facility located in Foothill Ranch, California. The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

Capital expenditures (other than those relating to the Company's new facility) for the three months ended March 31, 1997 totaled $4.6 million. In March 1997, the Company relocated to its new headquarters and manufacturing facility in Foothill Ranch, California. The Company estimates that the total cost to construct and equip such facility will be approximately $48.5 million, of which $28.6 million had been expended through the end of 1996 and $14.3 million was incurred during the quarter ended March 31, 1997. The Company expects capital expenditures for 1997 to total approximately $21.0 million, excluding those expenditures relating to the Company's new facility.

SEASONALITY
Historically, the Company's sales, in the aggregate, generally have been higher in the period from March to September, the period during which sunglass use is typically highest. As a result, operating margins are typically lower in the first and fourth quarters as fixed operating costs are spread over generally lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross margins at significantly lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross margin in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, the Company expects the gross margin to be negatively impacted by certain manufacturing inefficiencies through at least the second quarter of 1997.

BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At March 31, 1997, the Company had a backlog of $8.4 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $0.2 million as of such date.

INFLATION
The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

FOREIGN CURRENCY
The Company's principal European subsidiary sells in various European countries and collects at future dates in the customers' local currencies and purchases inventory in currencies other than French francs. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. When considered appropriate, management may purchase financial instruments, primarily forward exchange contracts, to reduce its exposure to these exchange rate fluctuations. For the quarter ended March 31, 1997, the U.S. Dollar strengthened compared to the French franc, increasing the exchange rate from approximately 5.1 francs per Dollar to approximately 5.6 francs per Dollar.

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

By order dated January 30, 1997, the Court ordered that the California Securities Actions be assigned to the Court's Complex Litigation Panel, where they have since been consolidated. On April 18, 1997, the plaintiffs filed a consolidated amended complaint in the California Securities Action. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between March 22, 1996 and December 5, 1996.

The complaint in the California Securities Actions alleges claims for violations of the antifraud provisions of the California Corporations Code, unfair business practices and false advertising in violation of certain provisions of the California Business and Professions Code, fraud and negligent misrepresentation. The plaintiffs' claims are based on alleged material misstatements and omissions in certain of the Company's public statements, Securities and Exchange Commission filings and in the reports of third-party analysts regarding the Company's retail distribution practices, market conditions, new product developments and extensions of existing product lines, business with Sunglass Hut and earnings prospects. The plaintiffs seek unspecified damages and other relief against the Company and the other defendants.

The plaintiffs in the California Securities Actions have also asserted claims against Merrill Lynch & Co. ("Merrill Lynch") and Alex, Brown and Sons, Inc. ("Alex Brown"), which served as the U.S. Representatives of the U.S. Underwriters of the June 6, 1996 offering of four million shares of common stock of the Company by certain of its shareholders (the "Secondary Offering"). By letter dated February 7, 1997, counsel for Merrill Lynch and Alex Brown gave the Company notice pursuant to the indemnification provisions of the U.S. Purchase Agreement dated June 6, 1996, for the Secondary Offering and requested that the Company reimburse Merrill Lynch and Alex Brown on a current basis for their attorneys' fees and expenses incurred in defending the California Securities Action.

The Company and the other defendants have not yet filed a response to the California Securities Actions. The plaintiffs in each of the California Securities Actions have served document requests on the Company and others.

The Company has been named as a nominal defendant in a putative derivative lawsuit against certain of its officers filed in March 1997 in the Court. The case is captioned BLACKMAN V. JAMES JANNARD,

MIKE PARNELL AND DOES 1 THROUGH 100, Case No. 777098 (filed March 27, 1997) (the "California Derivative Action").

In the California Derivative Action, the plaintiff, purporting to sue on behalf of the Company, alleges claims for breach of fiduciary duty, constructive fraud, unjust enrichment and violations of the insider trading provisions of the California Corporations Code. Like the California Securities Actions, the plaintiff's claims in the California Derivative Action are, among other things, based upon alleged material misstatements and omissions in certain of the Company's public statements and Securities and Exchange Commission filings regarding the Company, its operation and future prospects. The plaintiff seeks to recover damages and other relief on behalf of the Company. The Company and the other defendants have not yet filed a response to the California Derivative Action. Although it is too soon to predict the outcome of the case with any certainty, based on its current knowledge of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

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

ITEM 4.  Submission of Matters to a Vote of Security-Holders
              None

ITEM 5.  Other Information
              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

    3.1 (1)   Articles of Incorporation of the Company
    3.2 (1)   Bylaws of the Company
    3.3 (5)   Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September
              26, 1996
    10.1 (1)  Credit Agreement (the Credit Agreement), dated June 20, 1995, between Oakley, Inc., Wells Fargo Bank, National Association, and the Lenders named therein
    10.2 (1)  Collateral Account Agreement, dated June 20, 1995, between
              Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    10.3 (1)  Security Agreement, dated June 20, 1995, between Oakley, Inc. and
              Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    10.4 (1)  Security Agreement and Chattel Mortgage, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    10.5 (1)  Trademark Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    10.6 (1)  Patent Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
    10.7 (1)  Subordination Agreement, dated June 20, 1995, between Oakley,
              Inc., Buffalo Works, Inc., James H. Jannard and Mike D. Parnell
    10.8 (2)  Credit Agreement (the Amended and Restated Credit Agreement),
              dated August 15, 1995, between Oakley, Inc., Wells Fargo Bank,
              National Association, as agent and the Lenders named therein
    10.9 (2)  Collateral Account Agreement, dated August 15, 1995, between
              Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit
              Agreement
    10.10 (2) Guaranty, dated August 15, 1995, by the Guarantors named therein and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
    10.11 (2) Shareholder Pledge Agreement (original and English translation), dated August 15, 1995 between Oakley, Inc. and Wells Fargo Bank,
              National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
    10.12 (2) Subordination Agreement, dated August 15, 1995 between the
              Initial Subordinated Creditors named therein and Wells Fargo
              Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
    10.13 (2) Promissory Note, dated August 8, 1995 between Oakley, Inc. and
              James H. Jannard
    10.14 (2) Promissory Note, dated August 8, 1995 between Oakley, Inc. and M and M. Parnell Revocable Trust
    10.15 (3) Termination and Release Agreement, dated as of August 15, 1995 between Oakley, Inc. and Wells Fargo Bank, National Association, as agents for the Lenders party to the Credit Agreement
    10.17 (5) Second Amendment to Amended and Restated Credit Agreement dated as of October 10, 1996 by and among Oakley, Inc.  Wells Fargo
              Bank, National Association, as agent and the Lenders named therein
    10.18 (5) Third Amendment to Amended and Restated Credit Agreement dated as of November 25, 1996 by and among Oakley, Inc., Wells Fargo Bank,
              National

              Association, as agent and the Lenders named therein
    10.19 (5) Counterpart Subordination Agreement executed by Oakley (U.K.) Ltd. to the Subordination Agreement, dated as of August 15, 1995 between the Initial Subordinated Creditors and Wells Fargo Bank, National Association, as Agent under the Credit Agreement
    10.20 (3) First Amendment to Amended and Restated Credit Agreement dated November 22, 1995 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein
    10.21 (2) Agreement, dated July 17, 1995, between Oakley, Inc. and Michael Jordan
    10.22 (1) Lease, dated September 15, 1988, between OO Partnership and Oakley, Inc.
    10.23 (3) First Amendment to Lease dated December 31, 1995, by and between Oakley, Inc., and OO Partnership
    10.24 (1) Agreement, dated July 31, 1995, between OO Partnership and Oakley, Inc.
    10.25 (1) Lease, dated March 5, 1990, between Weyerhauser Mortgage Company and Oakley, Inc., as amended
    10.26 (1) Sublease, dated August 17, 1992, between Western Digital Corporation and Oakley, Inc., as amended
    10.27 (1) Purchase Agreement and Escrow Instructions, dated December 9, 1994, between Oakley, Inc. and Foothill Ranch Development Corporation
    10.28 (3) Oakley, Inc. 1995 Stock Incentive Plan
    10.29 (3) Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan
    10.30 (3) Oakley, Inc. Executive Officer Performance Bonus Plan
    10.31 (1) Employment Agreement, dated as of August 1, 1995, between Oakley, Inc. and Jim Jannard
    10.32 (1) Employment Agreement, dated as of August 1, 1995, between Oakley, Inc. and Mike Parnell
    10.33 (5) Amendment No. 1 dated as of May 23, 1996 to Employment Agreement dated as of August 1, 1995, between Oakley, Inc. and Mike Parnell
    10.34 (5) Amendment No. 1 dated as of July 22, 1996 to Employment Agreement dated as of August 1, 1995, between Oakley, Inc. and Jim Jannard
    10.35 (1) Employment Agreement, dated as of April 1, 1995, between Oakley, Inc. and Link Newcomb
    10.36 (3) Indemnification Agreement, dated August 1, 1995, between Oakley, Inc. and Jim Jannard
    10.37 (1) Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers
    10.38 (1) Standard Form of Agreement between Owner and Project Manager, dated December 30, 1994, between Oakley, Inc. and Snyder Langston
    10.39 (1) Lease Agreement, dated January 26, 1995, between Oakley Europe, sarl and Investipierre 7 (In French with English translation)
    10.40 (3) Aircraft Lease Agreement, dated August 10, 1995, between Oakley, Inc. and X, Inc.
    10.41 (3) Aircraft Lease Agreement, dated August 10, 1995, between Oakley, Inc. and Time Tool Incorporated
    10.42 (1) Registration Rights Agreement, dated August 1, 1995, between Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
    10.43 (3) Indemnification Agreement, dated August 9, 1995, between Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
    10.44 (4) Indemnification Agreement, dated June 6, 1996, between Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
        10.45 Fifth Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

        10.46 Sixth Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein
        10.47 Employment Agreement, dated as of January 31, 1997, between Oakley, Inc. and Link Newcomb
        10.48 Employment Agreement, dated as of January 16, 1997, between Oakley, Inc. and Robert Bruning
        10.49 Pledge Agreement, dated as of January 1997 between Oakley, Inc. and Wells Fargo Bank, National Association, as agent and the Lenders named therein
    10.50 (6) Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)
        10.51 Promissory Note, dated March 20, 1997 between Oakley, Inc. and
              Bank of America National Trust and Savings Association
        10.52 Amendment No. 2 to employment agreement, dated February 1,
              1997, between Oakley, Inc. and Mike Parnell
        10.53 Amendment No. 1 to employment agreement, dated February 1,
              1997, between Oakley, Inc. and Link Newcomb
         11.1 Computation of Earnings per Common Share
         27.1 Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley,
    Inc. (Registration No.   33-93080)
(2) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1995.

(4) Previously filed with the Form 10-Q of Oakley, Inc. for the year ended June 30, 1996.

(5) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(6) Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Such portions are indicated by *.

The Company did not file any reports on Form 8-K during the three months ended
    March 31, 1997.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Oakley, Inc.



/S/ JIM JANNARD                             May 9, 1997
--------------------
Jim Jannard
Chairman and President


/S/ LINK NEWCOMB                            May 9, 1997
--------------------
Link Newcomb
Chief Operating Officer
(Principal Financial Officer)

/S/ DONNA GORDON                            May 9, 1997
--------------------
Donna Gordon
Vice President of Finance
(Chief Accounting Officer)
                                          16