Form 10-Q
period 1997-06-30
OAKLEY INC
filed 1997-08-13
CIK 946356

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     For the Quarterly Period Ended June 30, 1997

                                          or

             ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                           For the Transition Period From        To

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

                         Yes            No   X
                             -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  70,657,636 Shares
--------------------------------------                  -----------------
             (Class)                             (Outstanding on August 7, 1997)

                                     OAKLEY, INC.
                                  INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997 (unaudited)..........     3

Consolidated Statements of Income for the three- and six-month periods ended June 30, 1996
  and 1997 (unaudited).....................................................................     4

Consolidated Statements of Cash Flows for the three- and six-month periods ended June 30,
  1996 and 1997 (unaudited)................................................................     5

Notes to Consolidated Financial Statements.................................................   6-7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................................  8-12


PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings................................................................. 13-14

ITEM 2 - Changes in Securities.............................................................    14

ITEM 3 - Defaults Upon Senior Securities...................................................    14

ITEM 4 - Submission of Matters to a Vote of Security Holders............................... 14-15

ITEM 5 - Other Information.................................................................    15

ITEM 6 - Exhibits and Reports on Form 8-K.................................................. 16-18

Signatures.................................................................................    19

Exhibits...................................................................................    19

                                     OAKLEY, INC.

                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS

                                                         December 31,  June 30,
                                                             1996        1997
                                                         ------------------------
                                                                      (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                              $  8,063   $  5,898
    Accounts receivable, less allowance for
      doubtful accounts of $590 (1996), $591 (1997)          21,084     26,850
    Inventories (Note 2)                                     29,553     27,087
    Other receivables                                         1,465      1,984
    Deferred income taxes                                     5,643      5,643
    Prepaid expenses and other                                5,822      4,163
                                                         ----------  ---------
        Total current assets                                 71,630     71,625

    Property and equipment, net                              72,942     95,867
    Deposits                                                  2,193      3,548
    Other assets                                             11,480     12,210
                                                         ----------  ---------
    TOTAL ASSETS                                          $ 158,245  $ 183,250
                                                         ----------  ---------
                                                         ----------  ---------

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit (Note 3)                              $  18,000   $  5,000
     Accounts payable                                         7,997     11,506
     Accrued expenses and other current liabilities           9,526      7,382
     Income taxes payable                                         -      5,769
     Current maturities of long-term debt (Note 3)                -      4,000
                                                          ----------  ---------
         Total current liabilities                           35,523     33,657

     Deferred income taxes                                    1,285      1,285
     Long-term debt, net of current maturities (Note 3)           -     21,000

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01 per share:  20,000,000
       shares authorized; no shares issued                        -         -
     Common stock, par value $.01 per share:  200,000,000
       shares authorized; 70,960,012 (1996) and
       70,657,636 (1997) issued and outstanding                 710        707
     Additional paid-in capital                              58,218     55,077
     Retained earnings                                       62,634     72,032
     Foreign currency translation adjustment                   (125)      (508)
                                                         ----------  ---------
         Total shareholders' equity                         121,437    127,308
                                                         ----------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  158,245  $ 183,250
                                                         ----------  ---------
                                                         ----------  ---------

          See accompanying notes to consolidated financial statements.

                                  OAKLEY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                  ------------------------     -----------------------
                                                      1996           1997           1996          1997
                                                  ---------      ---------     ----------     --------
Net sales                                         $  62,764      $  55,150     $  111,470     $  89,553
Cost of goods sold                                   18,109         19,095         32,751        33,842
                                                  ---------      ---------     ----------     ---------
    Gross profit                                     44,655         36,055         78,719        55,711

Operating expenses:
    Research and development                          1,012            992          1,961         1,543
    Selling                                          12,466         13,235         22,557        25,245
    Shipping and warehousing                          1,537          1,426          2,960         2,679
    General and administrative                        4,091          5,539          8,039        10,546
                                                  ---------      ---------     ----------     ---------
    Total operating expenses                         19,106         21,192         35,517        40,013

Operating income                                     25,549         14,863         43,202        15,698

Interest (income)/expense, net                         (113)           500           (302)          442
                                                  ---------      ---------     ----------     ---------
Income before provision for income taxes             25,662         14,363         43,504        15,256
Provision for income taxes                            9,924          5,515         16,793         5,858
                                                  ---------      ---------     ----------     ---------
Net income                                        $  15,738       $  8,848      $  26,711      $  9,398
                                                  ---------      ---------     ----------     ---------
                                                  ---------      ---------     ----------     ---------
Net income per common share                         $  0.22        $  0.13        $  0.37       $  0.13
                                                  ---------      ---------     ----------     ---------
                                                  ---------      ---------     ----------     ---------
Weighted average shares                              71,988         70,709         71,916        70,688
                                                  ---------      ---------     ----------     ---------
                                                  ---------      ---------     ----------     ---------

        See accompanying notes to consolidated financial statements.

                                 OAKLEY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                              1996          1997
                                                                                          ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $  26,711      $  9,398

  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                         3,816         5,935
        Deferred compensation                                                                     9            30
        (Gain) loss on disposition of equipment                                                 (99)           67
        Deferred income taxes, net                                                               68             -
        Changes in assets and liabilities, net of effects of business acquisition:
            Accounts receivable                                                              (9,548)       (5,756)
            Inventories                                                                      (1,153)        2,839
            Other receivables                                                                (1,016)         (519)
            Prepaid expenses and other                                                       (1,289)        1,659
            Accounts payable                                                                  1,929         3,129
            Accrued expenses and other current liabilities                                      394        (2,349)
            Income taxes payable                                                               (492)        5,769
                                                                                           --------       -------
  Net cash provided by operating activities                                                  19,330        20,202

CASH FLOWS FROM INVESTING ACTIVITIES:
        Deposits                                                                              1,377        (1,355)
        Acquisitions of property and equipment                                              (20,792)      (28,526)
        Proceeds from sale of property and equipment                                            220           179
        Acquisition of business                                                                   -        (2,600)
        Other assets                                                                              -         1,492
                                                                                           --------       -------
  Net cash used in investing activities                                                     (19,195)      (30,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from bank borrowings                                                             -        40,000
        Repayments of bank borrowings                                                             -       (28,000)
        Repayments of  S distribution notes                                                    (263)            -
        Issuance of common stock                                                                               19
        Repurchase of common shares                                                               -        (3,193)
                                                                                           --------       -------
  Net cash (used in) provided by financing activities                                          (263)        8,826

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (42)         (383)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (170)       (2,165)
CASH AND CASH EQUIVALENTS, beginning of period                                                9,760         8,063
                                                                                           --------       -------
CASH AND CASH EQUIVALENTS, end of period                                                   $  9,590      $  5,898
                                                                                           --------       -------
                                                                                           --------       -------

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of December 31, 1996 and June 30, 1997, the statements of income for the three- and six-month periods ended June 30, 1996 and 1997 and the statements of cash flows for the six-month periods ended June 30, 1996 and 1997. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1997.

NOTE 2 - INVENTORIES
Inventories consist of the following:

                              December 31, 1996      June 30, 1997
                              -----------------      -------------
      Raw Materials             $  16,039,000        $  15,933,000
      Finished Goods               13,514,000           11,154,000
                                -------------        -------------
                                $  29,553,000        $  27,087,000
                                -------------        -------------
                                -------------        -------------

NOTE 3 - FINANCING ARRANGEMENTS
The Company has a $30.0 million line of credit with a bank syndicate. At June 30, 1997, there were $5.0 million in borrowings outstanding under the agreement.

In March 1997, the Company entered into a $25.0 million bridge financing with a commercial bank with an original maturity date of July 18, 1997. Prior to maturity, the Company extended the bridge loan to August 15, 1997. The Company intends to refinance the bridge loan with a long-term note secured by the Company's corporate and manufacturing facility located in Foothill Ranch, California. Accordingly, a portion of the debt has been classified as long-term in the accompanying balance sheet.

NOTE 4 - LITIGATION
During December 1996, three class action lawsuits were filed in the California Superior Court for the County of Orange against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, Securities and Exchange Commission filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders. Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act. In March 1997, the Company was named as a nominal defendant in a putative derivative action against two of the Company's officers and directors based on substantially the same allegations as those in the class actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. Although it is too soon to predict the outcome of the cases with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a material adverse effect on the accompanying financial statements.

NOTE 5 - NET INCOME PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128).
FAS 128 requires the Company to disclose a basic and diluted earnings per share (EPS) calculation. Basic EPS excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company will adopt the provisions of FAS 128 within the 1997 year-end consolidated financial statements. Adopting FAS 128 for the three- and six-month periods ended June 30, 1997 would not have had a material impact on the Company's reported net income per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NET SALES
Net sales decreased to $55.2 million for the three months ended June 30, 1997 from $62.8 million for the three months ended June 30, 1996, a decrease of $7.6 million, or 12.1%. This decrease was the result of substantially lower sales in all of the Company's older styles of sunglasses, including WIRES, EYE JACKETS, STRAIGHT JACKETS, M FRAMES, ZEROS, TRENCHCOATS and its original line of FROGSKINS which was replaced by a new line of FROGSKINS in December 1996. These decreases were partially offset by sales from the introduction of new sunglasses, SQUARE WIRES in June 1996, PRO M FRAMES in October 1996, a new line of FROGSKINS in December 1996, X METAL in February 1997, FIVES in April 1997 and polarized FROGSKINS and STRAIGHT JACKETS in May 1997. The Company's domestic sales declined 16.2% to $35.1 million from $41.9 million in the comparable 1996 period, principally as a result of a 36.8% decline in net sales to the Company's largest customer, Sunglass Hut, partially offset by slightly higher net sales in the 1997 period to other domestic accounts. The Company's international sales declined 3.8% to $20.1 million in 1997 from $20.9 million in 1996, principally as a result of decreased sales in Japan and South Africa as the Company transitions to a direct operation in both of these markets and a reduction in sales to a limited number of large distributors that significantly reduced purchases in older product lines, partially offset by modestly higher net sales in the Company's direct European operations. International net sales in the 1997 period were negatively affected by the strength of the dollar compared to the functional currency of direct operations in continental Europe.

GROSS PROFIT
Gross profit decreased to $36.1 million for the three months ended June 30, 1997 from $44.7 million for the three months ended June 30, 1996, a decrease of $8.6 million, or 19.2%. As a percentage of net sales, gross profit decreased to 65.5% in 1997 from 71.1% in 1996. Gross profit as a percentage of net sales was negatively affected by a lower percentage of sales in the Company's highest margin sunglasses, a shift in product mix to lower-margin clothing and other accessories, increased depreciation expense, a devaluation in the functional currency of the Company's direct operation in continental Europe and continued production inefficiencies associated with the start-up of the X METAL product line. The Company expects gross profit as a percentage of net sales to continue to be affected by certain of the factors discussed above through the balance of 1997.

OPERATING EXPENSES
Operating expenses increased to $21.2 million for the three months ended June 30, 1997 from $19.1 million for the three months ended June 30, 1996, an increase of $2.1 million. Selling expenses increased $0.7 million to $13.2 million in 1997, or 23.9% of net sales, from $12.5 million, or 19.9% of net sales, in 1996. This increase resulted from substantially higher warranty expenses, higher sports marketing expenses and increased depreciation, partially offset by, lower commissions and reduced advertising expenses. General and administrative expenses increased $1.4 million to $5.5 million, or 10.0% of net sales, in 1997 from $4.1 million, or 6.5% of net sales, in 1996 primarily due to added personnel, increased amortization expense related to acquisitions completed since the second quarter of 1996 and higher operating expenses associated with the Company's new headquarters. In addition, $1.3 million of the increase in the Company's total operating expenses in the 1997 period was the result of the expansion into three new direct markets.

OPERATING INCOME
The Company's operating income declined to $14.9 million for the three months ended June 30, 1997 from $25.5 million for the three months ended June 30, 1996, a decrease of $10.6 million. This decrease was the result of the Company's decrease in net sales and gross profit margin and an increase in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had interest expense of $0.5 million and interest income of $25,000 in the 1997 period as compared with interest expense of $2,000 and interest income of $0.1 million for the comparable 1996 period.

NET INCOME
The Company's net income decreased to $8.8 million for the three months ended June 30, 1997 from $15.7 million for the three months ended June 30, 1996.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NET SALES
Net sales decreased to $89.6 million for the six months ended June 30, 1997 from $111.5 million for the six months ended June 30, 1996, a decrease of $21.9 million, or 19.6%. This decrease was the result of substantially lower sales in all of the Company's older styles of sunglasses, including WIRES, EYE JACKETS, M FRAMES, ZEROS, TRENCHCOATS and its original line of FROGSKINS which was replaced by a new line of FROGSKINS in December 1996. These decreases were partially offset by sales from the introduction of new sunglasses, including sports-specific M FRAMES and ZEROS in March 1996, STRAIGHT JACKETS in May 1996, SQUARE WIRES in June 1996, PRO M FRAMES in October 1996 a new line of FROGSKINS in December 1996, X METAL in February 1997, FIVES in April 1997 and polarized FROGSKINS and STRAIGHT JACKETS in May 1997. The Company's domestic sales declined 27.2% to $52.7 million from $72.4 million in the comparable 1996 period, principally as a result of a 53.3% decline in net sales to the Company's largest customer, Sunglass Hut and slightly lower net sales in the 1997 period to other domestic accounts. The Company's international sales declined 5.6% to $36.9 million in 1997 from $39.1 million in 1996, principally as a result of decreased sales in Japan and South Africa as the Company transitions to a direct operation in both of these markets and a reduction in sales to a limited number of large distributors that significantly reduced purchases in older product lines, partially offset by modestly higher net sales in the Company's direct European operations. International net sales in the 1997 period were negatively affected by the strength of the dollar compared to the functional currency of direct operations in continental Europe.

GROSS PROFIT
Gross profit decreased to $55.7 million for the six months ended June 30, 1997 from $78.7 million for the six months ended June 30, 1996, a decrease of $23.0 million, or 29.2%. As a percentage of net sales, gross profit decreased to 62.2% in 1997 from 70.6% in 1996. Gross profit as a percentage of net sales was negatively affected by fixed manufacturing costs spread over lower sales volumes and a corresponding reduction in production levels, a lower percentage of sales in the Company's highest margin sunglasses, a shift in product mix to lower-margin clothing and other accessories, a devaluation in the functional currency of the Company's direct operation in continental Europe and continued production inefficiencies associated with the start-up of the X METAL product line. The Company expects gross profit as a percentage of net sales to continue to be affected by certain of the factors discussed above through the balance of 1997.

OPERATING EXPENSES
Operating expenses increased to $40.0 million for the six months ended June 30, 1997 from $35.5 million for the six months ended June 30, 1996, an increase of $4.5 million. Research and development expenses decreased $0.4 million to $1.5 million in 1997. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus which had been accrued as of December 31, 1996. Excluding this non-recurring adjustment, research and development expenses increased $0.5 million to $2.4 million in the 1997 period, or 2.7% of net sales, from $2.0 million, or 1.8% of net sales, in the 1996 period due to increased personnel and product design activities. Selling expenses increased $2.6 million to $25.2 million in 1997, or 28.1% of net sales, from $22.6 million, or 20.3% of net sales, in 1996 as a result of substantially higher warranty expenses, higher sports marketing expenses and increased depreciation, partially offset by lower commissions. General and administrative expenses increased $2.5 million to $10.5 million, or 11.7% of net sales, in 1997 from $8.0 million, or 7.2% of net sales, in 1996 primarily due to added personnel, increased amortization related to acquisitions completed since the beginning of the second quarter of 1996 and higher operating expenses associated with the Company's new headquarters. For the six months ended June 30, 1997, general and administrative expenses included income of $0.8 million paid to the Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new facility and professional fees of $0.2 million related to lawsuits filed by shareholders against the Company and six of its officers (see Note 4 to the consolidated financial statements). In addition, $2.0 million of the Company's total operating expenses in the 1997 period was the result of the expansion into three new direst markets.

OPERATING INCOME
The Company's operating income declined to $15.7 million for the six months ended June 30, 1997 from $43.2 million for the six months ended June 30, 1996, a decrease of $27.5 million. This decrease was the result of the Company's decrease in net sales and gross profit margin and an increase in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had interest income of $82,000 in the 1997 period and interest expense of $0.5 million, excluding $0.5 million of interest costs which were capitalized in the period as part of the construction of its new facility, as compared with interest expense of $5,000 and interest income of $0.3 million for the comparable 1996 period.

NET INCOME
The Company's net income decreased to $9.4 million for the six months ended June 30, 1997 from $26.7 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facility. Cash provided by operating activities totaled $20.1 million for the six months ended June 30, 1997 and $19.3 million for the comparable period of 1996. During the six months ended June 30, 1997, the Company repurchased 304,000 shares of its common stock for $3.2 million. At June 30, 1997, working capital was $38.0 million. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment and changes in inventory levels. In January 1997, the Company amended its unsecured line of credit to increase its borrowing limits from $18.0 million to $30.0 million. At June 30, 1997, there were $5.0 million in borrowings outstanding under such facility. To supplement the Company's current line of credit, in March 1997, the Company secured a $25.0 million bridge loan with an original maturity date of July 18, 1997. Prior to maturity, the Company extended such bridge loan to August 15, 1997. The Company intends to refinance the bridge financing with a 15-year note secured by the Company's corporate and manufacturing facility located in Foothill Ranch, California. The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

Capital expenditures (other than those relating to the Company's new facility) for the six months ended June 30, 1997 totaled $11.0 million. In March 1997, the Company relocated to its new headquarters and manufacturing facility in Foothill Ranch, California. The total cost to construct and equip such facility was approximately $47 million, of which $28.6 million had been expended through the end of 1996 and most of the remainder had been incurred by June 30, 1997. The Company expects capital expenditures (excluding those expenditures relating to the Company's new facility) for 1997 to total approximately $24.0 million, including additional investments in an integrated, enterprisewide information system and equipment for the development of a new product line.

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

BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At June 30, 1997, the Company had a backlog of $19.5 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $2.7 million as of such date.

INFLATION
The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

FOREIGN CURRENCY
The Company's foreign subsidiaries sell in various countries and collect at future dates in the customers' local currencies and purchase inventory in U.S. Dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. When considered appropriate, management may purchase financial instruments, primarily forward exchange contracts, to reduce its exposure to these exchange rate fluctuations. For the quarter ended June 30, 1997, the U.S. Dollar strengthened significantly compared to the French franc, increasing the average exchange rate from approximately 5.0 francs per U.S. Dollar for the six months ended June 30, 1996 to approximately 5.7 francs per U.S. Dollar for the six months ended June 30, 1997.

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

The plaintiffs in the California Securities Actions have also asserted claims against Merrill Lynch & Co. ("Merrill Lynch") and Alex, Brown and Sons, Inc. ("Alex Brown"), which served as the U.S. Representatives of the U.S. Underwriters of the June 6, 1996 offering of five million shares of common stock of the Company by certain of its shareholders (the "Secondary Offering"). By letter dated February 7, 1997, counsel for Merrill Lynch and Alex Brown gave the Company notice pursuant to the indemnification provisions of the U.S. Purchase Agreement dated June 6, 1996, for the Secondary Offering and requested that the Company reimburse Merrill Lynch and Alex Brown on a current basis for their attorneys' fees and expenses incurred in defending the California Securities Action.

The Company and the other defendants have filed motions to dismiss the California Securities Actions, which have not yet been heard. The plaintiffs in the California Securities Actions have served document requests on the Company and others.

The Company has been named as a nominal defendant in a putative derivative lawsuit against certain of its directors and officers filed in March 1997 in the Court. The case is captioned BLACKMAN V. JAMES JANNARD, MIKE PARNELL AND DOES 1 THROUGH 100, Case No. 777098 (filed March 27, 1997) (the "California Derivative Action").

In the California Derivative Action, the plaintiff, purporting to sue on behalf of the Company, alleges claims for breach of fiduciary duty, constructive fraud, unjust enrichment and violations of the insider trading provisions of the California Corporations Code. Like the California Securities Actions, the plaintiff's claims in the California Derivative Action are, among other things, based upon alleged material misstatements and omissions in certain of the Company's public statements and Securities and Exchange Commission filings regarding the Company, its operation and future prospects. The plaintiff seeks to recover damages and other relief on behalf of the Company. The defendants filed a motion to dismiss the original complaint in the California Derivative Action, and the plaintiff subsequently filed an amended complaint. The defendants have filed a motion to dismiss the amended complaint in the California Derivative Action, but that motion has not yet been heard.

Although it is too soon to predict the outcome of the California Securities Actions and the California Derivative Action with any certainty, based on its current knowledge of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

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

ITEM 2.  Changes in Securities
         None

ITEM 3.  Defaults Upon Senior Securities
         None

ITEM 4.  Submission of Matters to a Vote of Security-Holders

(a)  The Registrant's Annual  Meeting of Shareholders was held on June 19, 1997.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect six Directors. All such nominees were elected.

(c)  The matters voted at the meeting and the results were as follows:

     (1) To elect six Directors to serve as such until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

                                                FOR            AGAINST
                                                ---            -------
          Director # 1-Jim Jannard          68,409,907          453,788
          Director # 2-Mike Parnell         68,411,242          452,453
          Director # 3-Link Newcomb         68,404,746          458,949
          Director # 4-Irene Miller         68,419,646          444,049
          Director # 5-Orin Smith           68,421,746          441,949
          Director # 6-Michael Jordan       66,710,479        2,153,216

     (2) To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 1997.

                          FOR             AGAINST             ABSTAIN
                          ---             -------             -------
                       68,537,400         138,078             188,217

ITEM 5.  Other Information
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included in this report:

      3.1 (1)   Articles of Incorporation of the Company
      3.2 (1)   Bylaws of the Company
      3.3 (5)   Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on
                September 26, 1996
     10.1 (1)   Credit Agreement (the "Credit Agreement"), dated June 20, 1995, between Oakley, Inc., Wells Fargo Bank, National Association, and
                the Lenders named therein
     10.2 (1)   Collateral Account Agreement, dated June 20, 1995, between Oakley,
                Inc. and Wells Fargo Bank, National Association, as agent for the
                Lenders party to the Credit Agreement
     10.3 (1)   Security Agreement, dated June 20, 1995, between Oakley, Inc. and
                Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
     10.4 (1)   Security Agreement and Chattel Mortgage, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association,
                as agent for the Lenders party to the Credit Agreement
     10.5 (1)   Trademark Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National Association,
                as agent for the Lenders party to the Credit Agreement
     10.6 (1)   Patent Collateral Security Agreement, dated June 20, 1995, between
                Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement
     10.7 (1)   Subordination Agreement, dated June 20, 1995, between Oakley, Inc.,
                Buffalo Works, Inc., James H. Jannard and Mike D. Parnell
     10.8 (2)   Credit Agreement (the "Amended and Restated Credit Agreement"), dated
                August 15, 1995, between Oakley, Inc., Wells Fargo Bank, National
                Association, as agent and the Lenders named therein
     10.9 (2)   Collateral Account Agreement, dated August 15, 1995, between
                Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
    10.10 (2)   Guaranty, dated August 15, 1995, by the Guarantors named therein and Wells Fargo Bank, National Association, as agent for the
                Lenders party to the Amended and Restated Credit Agreement
    10.11 (2)   Shareholder Pledge Agreement (original and English translation), dated August 15, 1995 between Oakley, Inc. and Wells Fargo Bank,
                National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
    10.12 (2)   Subordination Agreement, dated August 15, 1995 between the Initial
                Subordinated Creditors named therein and Wells Fargo Bank, National
                Association, as agent for the Lenders party to the Amended and
                Restated Credit Agreement
    10.13 (2)   Promissory Note, dated August 8, 1995 between Oakley, Inc. and
                James H. Jannard
    10.14 (2)   Promissory Note, dated August 8, 1995 between Oakley, Inc. and
                M. and M. Parnell Revocable Trust
    10.15 (3)   Termination and Release Agreement, dated as of August 15, 1995 between Oakley, Inc. and Wells Fargo Bank, National Association, as
                agents for the Lenders party to the Credit Agreement
    10.17 (5)   Second Amendment to Amended and Restated Credit Agreement dated as of October 10, 1996 by and among Oakley, Inc.  Wells Fargo Bank,
                National Association, as agent and the Lenders named therein

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

    10.45 (6)   Fifth Amendment to Amended and Restated Credit Agreement dated as of June 30,
                1996 by and among Oakley, Inc., Wells Fargo Bank, National Association, as
                agent and the Lenders named therein
    10.46 (6)   Sixth Amendment to Amended and Restated Credit Agreement dated as of June 30,
                1996 by and among Oakley, Inc., Wells Fargo Bank, National Association, as
                agent and the Lenders named therein
    10.47 (6)   Employment Agreement, dated as of January 31, 1997, between Oakley, Inc.
                and Link Newcomb
    10.48 (6)   Employment Agreement, dated as of January 16, 1997, between Oakley, Inc.
                and Robert Bruning
    10.49 (6)   Pledge Agreement, dated as of January 1997, between Oakley, Inc. and
                Wells Fargo Bank, National Association, as agent and the Lenders named therein
    10.50 (6)   Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc.,
                Gentex Optics, Inc. and Essilor International Compagnie Generale D'Optique, S.A.
                (portions of this document have been omitted pursuant to a request for confidential treatment)
    10.51 (6)   Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America
                National Trust and Savings Association
    10.52 (6)   Amendment No. 2 to employment agreement, dated February 1, 1997, between
                Oakley, Inc. and Mike Parnell
    10.53 (6)   Amendment No. 1 to employment agreement, dated February 1, 1997, between
                Oakley, Inc. and Link Newcomb
    10.54       Seventh Amendment to Amended and Restated Credit Agreement dated May 14, 1997 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein
    10.55       Eighth Amendment to Amended and Restated Credit Agreement dated June 27, 1997 by and among Oakley, Inc., Bank of America National Trust and Savings
                Association and Union Bank of California N.A.
    11.1        Computation of Earnings per Common Share
    27.1        Financial Data Schedule

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

(2) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1995.

(4) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1996.

(5) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(6) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

The Company did not file any reports on Form 8-K during the six months ended June 30, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Oakley, Inc.


/s/ JIM JANNARD                        August 7, 1997
-------------------------------
Jim Jannard
Chairman and President


/s/ LINK NEWCOMB                       August 7, 1997
-------------------------------
Link Newcomb
Chief Operating Officer
(Principal Financial Officer)


/s/ DONNA GORDON                       August 7, 1997
-------------------------------
Donna Gordon
Vice President of Finance
(Chief Accounting Officer)