Form 10-Q
period 1997-09-30
OAKLEY INC
filed 1997-11-13
CIK 946356

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q

         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 1997

                                      or

         ( )Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
           For the Transition Period From __________ To __________

                       Commission File Number:  1-13848

                                 OAKLEY, INC.

             (Exact name of registrant as specified in its charter)

             WASHINGTON                                  95-3194947
   (State or other jurisdiction of                 (IRS Employer ID No.)
   incorporation or organization)


             ONE ICON
     FOOTHILL RANCH, CALIFORNIA                            92610
        (Address of principal                           (Zip Code)
          executive offices)


                                (714) 951-0991
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   _____     No   __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE                70,659,086 SHARES
              (Class)                         (Outstanding on November 7, 1997)

                                 OAKLEY, INC.
                             INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of December 31, 1996
   and September 30, 1997 (unaudited).....................................     3

Consolidated Statements of Income for the three- and nine-month periods
  ended September 30, 1996 and 1997 (unaudited)...........................     4

Consolidated Statements of Cash Flows for the nine-month period
  ended September 30, 1996 and 1997 (unaudited)...........................     5

Notes to Consolidated Financial Statements................................   6-7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations...............................................  8-12


PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings................................................ 13-15

ITEM 2 - Changes in Securities............................................    15

ITEM 3 - Defaults Upon Senior Securities..................................    15

ITEM 4 - Submission of Matters to a Vote of Security Holders..............    15

ITEM 5 - Other Information................................................    15

ITEM 6 - Exhibits and Reports on Form 8-K................................. 16-19

Signatures................................................................    20

Exhibits..................................................................    21

                                  OAKLEY, INC.

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                            December 31,1996    September 30, 1997
                                                           ----------------------------------------
                                                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $  8,063              $  8,664
  Accounts receivable, less allowance for
   doubtful accounts of $590 (1996), $516 (1997)                  21,084                24,651
  Inventories (Note 2)                                            29,553                25,118
  Other receivables                                                1,465                 2,043
  Deferred income taxes                                            5,643                 5,643
  Prepaid expenses and other                                       5,822                 4,149
                                                             ------------          ------------
    Total current assets                                          71,630                70,268

Property and equipment, net                                       72,942               100,381
Deposits                                                           2,193                 2,307
Other assets                                                      11,480                11,605
                                                             ------------          ------------

TOTAL ASSETS                                                  $  158,245            $  184,561
                                                             ------------          ------------
                                                             ------------          ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit (Note 3)                                      $  18,000            $      -
  Accounts payable                                                 7,997                12,076
  Accrued expenses and other current liabilities                   9,526                 8,450
  Income taxes payable                                               -                   6,192
  Current maturities of long-term debt (Note 3)                      -                   1,519
                                                             ------------          ------------
    Total current liabilities                                     35,523                28,237

  Deferred income taxes                                            1,285                 1,285
  Long-term debt, net of current maturities  (Note 3)                -                  21,261

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share:  20,000,000
   shares authorized; no shares issued                               -                     -
  Common stock, par value $.01 per share:  200,000,000
   shares authorized; 70,960,012 (1996) and
   70,659,086 (1997) issued and outstanding                          710                   707
  Additional paid-in capital                                      58,218                55,141
  Retained earnings                                               62,634                78,847
  Foreign currency translation adjustment                           (125)                 (917)
                                                             ------------          ------------
    Total shareholders' equity                                   121,437               133,778
                                                             ------------          ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                         $  158,245            $  184,561
                                                             ------------          ------------
                                                             ------------          ------------

          See accompanying notes to consolidated financial statements.

                                  OAKLEY, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            Three Months Ended         Nine Months Ended
                                               September 30,              September 30,
                                         ----------------------------------------------------
                                             1996         1997         1996          1997
                                         -----------  -----------  ------------  ------------
Net sales                                 $  67,785    $  59,418    $  179,255    $  148,971
Cost of goods sold                           20,080       23,370        52,831        57,212
                                         -----------  -----------  ------------  ------------
    Gross profit                             47,705       36,048       126,424        91,759

Operating expenses:
    Research and development                  1,374        1,111         3,335         2,654
    Selling                                  14,482       15,485        37,039        40,730
    Shipping and warehousing                  1,820        1,629         4,780         4,308
    General and administrative                4,908        6,352        12,947        16,898
                                         -----------  -----------  ------------  ------------
      Total operating expenses               22,584       24,577        58,101        64,590

Operating income                             25,121       11,471        68,323        27,169

Interest (income)/expense, net                 (290)         407          (592)          849
                                         -----------  -----------  ------------  ------------
Income before provision for income taxes     25,411       11,064        68,915        26,320
Provision for income taxes                    9,758        4,249        26,551        10,107
                                         -----------  -----------  ------------  ------------
Net income                                $  15,653    $   6,815     $  42,364    $   16,213
                                         -----------  -----------  ------------  ------------
                                         -----------  -----------  ------------  ------------



Net income per common share               $    0.22    $    0.10     $    0.59    $     0.23
                                         -----------  -----------  ------------  ------------
                                         -----------  -----------  ------------  ------------

Weighted average shares outstanding          71,946       70,816        71,925        70,703
                                         -----------  -----------  ------------  ------------
                                         -----------  -----------  ------------  ------------


          See accompanying notes to consolidated financial statements.

                                 OAKLEY, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS) (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                   1996             1997
                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $    42,364       $    16,213

  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                    5,932             9,288
    Deferred compensation                                               25                85
    (Gain) loss on disposition of equipment                             18               234
    Deferred income taxes, net                                          68               -
    Changes in assets and liabilities, net of effects of
     business acquisition:
      Accounts receivable                                           (4,840)           (3,557)
      Inventories                                                     (749)            4,808
      Other receivables                                             (1,753)             (577)
      Prepaid expenses and other                                    (2,020)            1,673
      Accounts payable                                               2,945             3,698
      Accrued expenses and other current liabilities                 1,130            (1,281)
      Income taxes payable                                            (524)            6,288
                                                              -------------     -------------

   Net cash provided by operating activities                        42,596            36,872

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits                                                           213             (114)
    Acquisitions of property and equipment                         (29,126)         (36,383)
    Proceeds from sale of property and equipment                       255              241
    Acquisition of business                                            -             (2,600)
    Other assets                                                      (355)           1,858
                                                              -------------     -------------

  Net cash used in investing activities                            (29,013)         (36,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                      -             40,000
    Repayments of bank borrowings                                      -            (35,220)
    Issuance of common stock                                           -                 36
    Exercise of stock options                                          106              -
    Dividends paid                                                    (263)             -
    Repurchase of common shares                                        -             (3,200)
                                                              -------------     -------------

  Net cash (used in) provided by financing activities                 (157)           1,616

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (190)            (889)

NET INCREASE
 IN CASH AND CASH EQUIVALENTS                                       13,236              601

CASH AND CASH EQUIVALENTS, beginning of period                       9,760             8,063
                                                              -------------     -------------
CASH AND CASH EQUIVALENTS, end of period                       $    22,996       $     8,664
                                                              -------------     -------------
                                                              -------------     -------------


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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of December 31, 1996 and September 30, 1997, the statements of income for the three-and nine-month periods ended September 30, 1996 and 1997 and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1997. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1997.

NOTE 2 - INVENTORIES
Inventories consist of the following:

                                  December 31, 1996     September 30, 1997
                                 -------------------   --------------------
      Raw Materials               $     16,039,000      $       15,544,000
      Finished Goods                    13,514,000               9,574,000
                                 -------------------   --------------------
                                  $     29,553,000      $       25,118,000
                                 ===================   ====================


NOTE 3 - FINANCING ARRANGEMENTS
The Company has a $30.0 million line of credit with a bank syndicate. At September 30, 1997, there were no borrowings outstanding under the agreement.

In March 1997, the Company entered into a $25.0 million bridge financing with a commercial bank with an original maturity date of July 18, 1997, which was subsequently extended. In August 1997, the Company converted the bridge loan facility into a term loan secured by a first mortgage on the Company's new headquarters. At September 30, 1997, the outstanding balance on the term loan was $22.8 million. The term loan requires quarterly principal payments of approximately $380,000 plus interest based on Libor plus 1.15% (6.84% at September 30, 1997) for five years with the then outstanding balance payable on September 1, 2002.

NOTE 4 - LITIGATION
During December 1996, three putative class action lawsuits ("the California Securities Actions") were filed in the California Superior Court for the County of Orange against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders of (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act. In March 1997, the Company was named as a nominal defendant in a putative derivative action against two of the Company's officers and directors based on substantially the same allegations as those in the California Securities Actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. During October 1997, three putative class action lawsuits (the "Federal

Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division against the Company, three of its officers and directors and firms who served as underwriters of the Secondary Offering alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. Although it is too soon to predict the outcome of the cases with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a material adverse effect on the accompanying financial statements.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (FAS
128). FAS 128 requires the Company to disclose a basic and diluted earnings per share (EPS) calculation. Basic EPS excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company will adopt the provisions of FAS 128 at December 31, 1997. Adopting FAS 128 for the three- and nine-month periods ended September 30, 1997 would not have had a material impact on the Company's reported net income per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The new statement is effective for both interim and annual periods beginning after December 15, 1997. The company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET SALES
Net sales decreased to $59.4 million for the three months ended September 30, 1997 from $67.8 million for the three months ended September 30, 1996, a decrease of $8.4 million, or 12.4%. This decrease was the result of substantially lower sales of the Company's sunglasses, including WIRES, SQUARE WIRES, EYE JACKETS, STRAIGHT JACKETS, M FRAMES, ZEROS, TRENCHCOATS and its original line of FROGSKINS which was replaced by a new line of FROGSKINS in December 1996. These decreases were partially offset by sales from the introduction of new sunglasses, including PRO M FRAMES in October 1996, a new line of FROGSKINS in December 1996, X METAL in February 1997, FIVES in April 1997 and TOP COAT in August 1997, and an increase in sales of clothing and other accessories. The Company's domestic sales declined 22.2% to $36.9 million from $47.4 million in the comparable 1996 period, principally as a result of a 44.8% decline in net sales to the Company's largest customer, Sunglass Hut, partially offset by slightly higher net sales in the 1997 period to other domestic accounts. The Company's domestic sales were impacted by lower than expected production of its FIVES line and shipping disruptions and related consequences caused by the United Parcel Service strike. The Company's international sales increased 11.3% to $22.6 million in 1997 from $20.3 million in 1996, principally as a result of increased sales in Europe, Canada and Latin America. These increases were partially offset by decreased sales in Japan and South Africa as the Company transitions to a direct operation in both of these markets and a reduction in sales to the Company's distributors in Australia and Southeast Asia. International net sales in the 1997 period were negatively affected by the strength of the dollar compared to the functional currency of direct operations in continental Europe.

GROSS PROFIT
Gross profit decreased to $36.0 million for the three months ended September 30, 1997 from $47.7 million for the three months ended September 30, 1996, a decrease of $11.7 million, or 24.5%. As a percentage of net sales, gross profit decreased to 60.7% in 1997 from 70.4% in 1996. Gross profit as a percentage of net sales was negatively affected by fixed manufacturing costs spread over lower sales volumes and a corresponding reduction in production levels, a lower percentage of sales in the Company's highest margin sports shield sunglasses, a shift in product mix to lower-margin clothing and other accessories, modestly higher raw material costs, a devaluation in the functional currency of the Company's direct operation in continental Europe and continued production inefficiencies associated with the start-up of the X-METAL product line. The Company expects gross profit as a percentage of net sales to continue to be affected by certain of the factors discussed above through the balance of 1997 and for 1998.

OPERATING EXPENSES
Operating expenses increased to $24.6 million for the three months ended September 30, 1997 from $22.6 million for the three months ended September 30, 1996, an increase of $2.0 million. Selling expenses increased $1.0 million to $15.5 million in 1997, or 26.1% of net sales, from $14.5 million, or 21.4% of net sales, in 1996. This increase resulted from slightly higher warranty and sports marketing expenses and increased depreciation, partially offset by lower commissions. General and administrative expenses increased $1.5 million to $6.4 million, or 10.8% of net sales, in 1997 from $4.9 million, or 7.2% of net sales, in 1996 primarily due to added personnel, increased amortization expense related to acquisitions completed since the third quarter of 1996, higher operating expenses associated with the Company's new headquarters and professional fees related to lawsuits filed by shareholders against the Company and certain of its officers and directors (see Note 4 to the consolidated financial statements). In addition, $1.4 million of the increase in the Company's total operating expenses in the 1997 period was the result of the expansion into three new direct international markets.

OPERATING INCOME
The Company's operating income declined to $11.5 million for the three months ended September 30, 1997 from $25.1 million for the three months ended September 30, 1996, a decrease of $13.6 million. This decrease was the result of the Company's decrease in net sales and gross profit margin and an increase in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had net interest expense of $0.4 million in the 1997 period as compared with net interest income of $0.3 million for the comparable 1996 period.

NET INCOME
The Company's net income decreased to $6.8 million for the three months ended September 30, 1997 from $15.7 million for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET SALES
Net sales decreased to $149.0 million for the nine months ended September 30, 1997 from $179.3 million for the nine months ended September 30, 1996, a decrease of $30.3 million, or 16.9%. This decrease was the result of substantially lower sales of the Company's sunglasses, including WIRES, EYE JACKETS, STRAIGHT JACKETS, M FRAMES, ZEROS, TRENCHCOATS and its original line of FROGSKINS which was replaced by a new line of FROGSKINS in December 1996. These decreases were partially offset by sales from the introduction of new sunglasses, including SQUARE WIRES in June 1996, PRO M FRAMES in October 1996, a new line of FROGSKINS in December 1996, X METAL in February 1997, FIVES in April 1997 and TOP COAT in August 1997, and in increase in sales of clothing and other accessories. The Company's domestic sales declined 25.3% to $89.5 million from $119.8 million in the comparable 1996 period, principally as a result of a 49.7% decline in net sales to the Company's largest customer, Sunglass Hut, and slightly lower net sales in the 1997 period to other domestic accounts. The Company's international sales decreased $0.1 million to $59.4 million in 1997 from $59.5 million in 1996, principally as a result of decreased sales in Japan and South Africa as the Company transitions to a direct operation in both of these markets and a reduction in sales to a limited number of large distributors that significantly reduced purchases in older product lines. These decreases were partially offset by higher net sales in the Company's direct European operations. International net sales in the 1997 period were negatively affected by the strength of the dollar compared to the functional currency of direct operations in continental Europe.

GROSS PROFIT
Gross profit decreased to $91.8 million for the nine months ended September 30, 1997 from $126.4 million for the nine months ended September 30, 1996, a decrease of $34.6 million, or 27.4%. As a percentage of net sales, gross profit decreased to 61.6% in 1997 from 70.5% in 1996. Gross profit as a percentage of net sales was negatively affected by fixed manufacturing costs spread over lower sales volumes and a corresponding reduction in production levels, a lower percentage of sales in the Company's highest margin sports shield sunglasses, a shift in product mix to lower-margin clothing and other accessories, a devaluation in the functional currency of the Company's direct operation in continental Europe and continued production inefficiencies associated with the start-up of the X-

METAL product line. The Company expects gross profit as a percentage of net sales to continue to be affected by certain of the factors discussed above through the balance of 1997 and 1998.

OPERATING EXPENSES
Operating expenses increased to $64.6 million for the nine months ended September 30, 1997 from $58.1 million for the nine months ended September 30, 1996, an increase of $6.5 million. Research and development expenses decreased $0.6 million to $2.7 million in 1997. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus which had been accrued as of December 31, 1996. Excluding this non-recurring adjustment, research and development expenses increased $0.3 million to $3.6 million in the 1997 period, or 2.4% of net sales, from $3.3 million, or 1.8% of net sales, in the 1996 period due to increased personnel and product design activities. Selling expenses increased $3.7 million to $40.7 million in 1997, or 27.3% of net sales, from $37.0 million, or 20.6% of net sales, in 1996 as a result of substantially higher warranty expenses, higher sports marketing expenses and increased depreciation, partially offset by lower commissions. General and administrative expenses increased $4.0 million to $16.9 million, or 11.3% of net sales, in 1997 from $12.9 million, or 7.2% of net sales, in 1996 primarily due to added personnel, increased amortization related to acquisitions completed in late 1996 and 1997 and higher operating expenses associated with the Company's new headquarters. For the nine months ended September 30, 1997, general and administrative expenses included income of $0.8 million paid to the Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new facility and professional fees of $0.5 million related to lawsuits filed by shareholders against the Company and certain of its officers and directors (see Note 4 to the consolidated financial statements). In addition, $3.4 million of the Company's total operating expenses in the 1997 period was the result of the expansion into three new direct international markets.

OPERATING INCOME
The Company's operating income declined to $27.2 million for the nine months ended September 30, 1997 from $68.3 million for the nine months ended September 30, 1996, a decrease of $41.1 million. This decrease was the result of the Company's decrease in net sales and gross profit margin and an increase in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had interest expense of $0.8 million in the 1997 period, excluding $0.5 million of interest costs which were capitalized in the period as part of the construction of its new facility, as compared with net interest income of $0.6 million for the comparable 1996 period.

NET INCOME
The Company's net income decreased to $16.2 million for the nine months ended September 30, 1997 from $42.4 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facility. Cash provided by operating activities totaled $36.8 million for the nine months ended September 30, 1997 and $42.6 million for the comparable period of 1996. During the nine months ended September 30, 1997, the Company repurchased 304,000 shares of its common stock for $3.2 million. At September 30, 1997, working capital was $42.0 million. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment and changes in inventory levels. In January 1997, the Company amended its unsecured line of credit to increase its borrowing limits from $18.0 million to $30.0 million. At September 30, 1997, there were no borrowings outstanding under such facility. To supplement the Company's current line of credit, in March 1997, the Company secured a $25.0 million bridge loan with an original maturity date of July 18, 1997, which was subsequently extended. In August 1997, the Company converted the bridge loan facility into a term loan secured by a first mortgage on the Company's new headquarters. At September 30, 1997, the outstanding balance on the term loan was $22.8 million. The term loan requires quarterly principal payments of approximately $380,000 plus interest based on Libor plus 1.15% (6.84% at September 30, 1997) for five years with the then outstanding balance payable on September 1, 2002. The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

Capital expenditures (other than those relating to the Company's new facility) for the nine months ended September 30, 1997 totaled $17.1 million. In March 1997, the Company relocated to its new headquarters and manufacturing facility in Foothill Ranch, California. The total cost to construct and equip such facility was approximately $47.9 million, of which $28.6 million had been expended through the end of 1996 and most of the remainder had been incurred by June 30, 1997. The Company expects capital expenditures (excluding those expenditures relating to the Company's new facility) for 1997 to total approximately $25.5 million, including additional investments in an integrated, enterprisewide information system and equipment for the development of a performance footwear product line.

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

BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At September 30, 1997, the Company had a backlog of $17.4 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $3.6 million as of such date. In September 1997, the Company implemented changes in its replenishment system with Sunglass Hut which affected its reported backlog. Under the new system, in an effort to more closely match inventory replenishment with Sunglass Hut's sales, certain high-volume Oakley products will be shipped to Sunglass Hut weekly, based on the previous week's retail sales. As a result, Sunglass Hut will no longer place future shipment orders for these products except in anticipation of major seasonal sales increases. These changes have reduced Oakley's reported backlog at September 30, 1997 and will continue to do so for future periods. These system enhancements are the result of the joint efforts of the two companies to achieve the long-term benefits of lower overall inventory levels, while increasing inventory turns and sales at retail.

INFLATION
The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

FOREIGN CURRENCY
The Company's foreign subsidiaries sell in various countries and collect at future dates in the customers' local currencies and purchase inventory in U.S. Dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. When considered appropriate, management may purchase financial instruments, primarily forward exchange contracts, to reduce its exposure to these exchange rate fluctuations. For the quarter ended September 30, 1997, the U.S. Dollar strengthened significantly compared to the French franc, increasing the average exchange rate from approximately 5.1 francs per U.S. Dollar for the nine months ended September 30, 1996 to approximately 5.8 francs per U.S. Dollar for the nine months ended September 30, 1997.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company and certain of its officers and directors have been named as defendants in three putative class action lawsuits (the "California Securities Actions") filed in December 1996 in the California Superior Court for the County of Orange (the "Superior Court"). The cases are captioned:

    YOSEF S. ROSENSHEIN V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB AND JIM JANNARD, Case No. 773051 (filed December 17, 1996);

    HERSCHEL HARMAN V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB AND JIM JANNARD, Case No. 773053 (filed December 17, 1996); and

    ERIC SHER, HAROLD BARON AND DAVID O. ECKERT V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX BROWN & SONS, INC., Case No. 773366 (filed December 24, 1996).

By order dated January 30, 1997, the Superior Court ordered that the California Securities Actions be assigned to the Superior Court's Complex Litigation Panel, where they have since been consolidated. On April 18, 1997, the plaintiffs filed a consolidated amended complaint in the California Securities Action. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between March 22, 1996 and December 5, 1996.

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

The Company and the other defendants have filed motions to dismiss the California Securities Actions, which have not yet ruled upon by the Superior Court. The Company and the other defendants have also filed a motion to stay proceedings in the California Securities Action pending the resolution of the Federal Securities Actions (described below). The motion to stay has not yet been heard. The plaintiffs in the California Securities Actions have served document requests on the Company and others.

The Company and certain of its officers and directors have been named as defendants in three putative class action lawsuits (the "Federal Securities Actions") filed in October 1997 in the United States District Court for the Central District of California, Southern Division. The cases are captioned:

    KENSINGTON CAPITAL MANAGEMENT V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX BROWN & SONS INCORPORATED, No. SACV 97-808 GLT (EEx) (filed October 10, 1997) (the "KENSINGTON CAPITAL MANAGEMENT Action");

    FRANK LISTER, JAMES J. SCOTELLA, RAYMOND E. NEVEAU, JAMES S. LEWINSKI, JACK ROSENSON AND LEE SPERLING V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX BROWN & SONS INCORPORATED, No. SACV 97-809 LHM (EEx) (filed October 10, 1997) (the "LISTER Action"); and

    STUART CHAIT AND MARILYN SCHWARTZ V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX BROWN & SONS, INCORPORATED, No. SACV 97-829 AHS (EEx) (filed October 20, 1997) (the "CHAIT Action").

The plaintiff in the KENSINGTON CAPITAL MANAGEMENT Action seeks to represent a class of persons who purchased the Company's common stock in the Secondary Offering. The complaint in the KENSINGTON CAPITAL MANAGEMENT Action alleges claims for violations of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiff's claims are based on alleged material misstatements and omissions in the prospectus issued and registration statement filed in connection with the Secondary Offering regarding the Company's retail distribution practices, market conditions, new product developments and extensions of existing product lines, business with Sunglass Hut and quality control standards. The plaintiff seeks unspecified damages and other relief against the Company and the other defendants.

The plaintiffs in the LISTER and CHAIT Actions seek to represent a class of persons who purchased the Company's common stock between March 22, 1996 and December 5, 1996. The complaints in the LISTER and CHAIT Actions allege claims for violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs' claims are based on alleged material misstatements and omissions in certain of the Company's public statements, Securities and Exchange commission filings and in the reports of third-party analysts regarding the Company's retail distribution practices, market conditions, new product developments and extensions of existing product lines, business with Sunglass Hut, earnings prospects and quality control standards. The plaintiffs seek unspecified damages and other relief against the Company and the other defendants.

The Company has not yet responded to any of the Federal Securities Actions. To date, no discovery has been taken in the Federal Securities Actions.

The Company has been named as a nominal defendant in a putative derivative lawsuit against certain of its directors and officers filed in March 1997 in the Superior Court. The case is captioned BLACKMAN V. JAMES JANNARD, MIKE PARNELL AND DOES 1 THROUGH 100, Case No. 777098 (filed March 27, 1997) (the "California Derivative Action").

In the California Derivative Action, the plaintiff, purporting to sue on behalf of the Company, alleges claims for breach of fiduciary duty, constructive fraud, unjust enrichment and violations of the insider trading provisions of the California Corporations Code. Like the California Securities Actions, the plaintiff's claims in the California Derivative Action are, among other things, based upon alleged material misstatements and omissions in certain of the Company's public statements and Securities and Exchange Commission filings regarding the Company, its operation and future prospects. The plaintiff seeks to recover damages and other relief on behalf of the Company. The defendants filed a motion to dismiss the original complaint in the California Derivative Action, and the plaintiff subsequently filed an amended complaint. The defendants have filed a motion to dismiss the amended complaint in the California Derivative Action and the Superior Court granted that motion in September 1997. The plaintiff subsequently filed a second amended complaint. The defendants have filed a motion to dismiss the second amended complaint in the California Derivative Action, but that motion has not yet been heard.

Although it is too soon to predict the outcome of the California Securities Actions, the Federal Securities Actions and the California Derivative Action with any certainty, based on its current knowledge of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

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

     10.45 (6)  Fifth Amendment to Amended and Restated Credit Agreement dated as of June 30, 1996 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein
     10.46 (6)  Sixth Amendment to Amended and Restated Credit Agreement dated as of June 30, 1996 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein
     10.47 (6)  Employment Agreement, dated as of January 31, 1997, between
                Oakley, Inc. and Link Newcomb
     10.48 (6)  Employment Agreement, dated as of January 16, 1997, between
                Oakley, Inc. and Robert Bruning
     10.49 (6)  Pledge Agreement, dated as of January 1997, between Oakley,
                Inc. and Wells Fargo Bank, National Association, as agent and the Lenders named therein
     10.50 (6)  Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)
     10.51 (6)  Promissory Note, dated March 20, 1997, between Oakley, Inc. and
                Bank of America National Trust and Savings Association
     10.52 (6)  Amendment No. 2 to employment agreement, dated February 1,
                1997, between Oakley, Inc. and Mike Parnell
     10.53 (6)  Amendment No. 1 to employment agreement, dated February 1,
                1997, between Oakley, Inc. and Link Newcomb
     10.54 (7)  Seventh Amendment to Amended and Restated Credit Agreement
                dated May 14, 1997 by and among Oakley, Inc., Wells Fargo
                Bank, National Association, as agent and the Lenders named therein
     10.55 (7)  Eighth Amendment to Amended and Restated Credit Agreement dated
                June 27, 1997 by and among Oakley, Inc., Bank of America National Trust and Savings Association and Union Bank of California N.A.
     10.56 Consultant Agreement, dated as of August 1, 1997, between Oakley, Inc. and Mike Parnell
     10.57 Consultant Agreement, dated as of August 1, 1997, between Oakley, Inc. and Jim Jannard
     10.58 Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
     10.59 Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc.
                and Bank of America National Trust and Savings Association
     10.60 Standing Loan Agreement , dated August 7, 1997 between Oakley, Inc. and Bank of America National Trust and Savings
                Association
     10.61 Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
     10.62 Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
     10.63 Ninth Amendment to Amended and Restated Credit Agreement dated September 30, 1997 by and among Oakley, Inc., Bank of America National Trust and Savings Association and Union Bank of California N.A.
     11.1       Computation of Earnings per Common Share
     27.1       Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1995.

(4) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1996.

(5) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(6) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(7) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1997.

The Company did not file any reports on Form 8-K during the nine months ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Oakley, Inc.



/s/ LINK NEWCOMB                             November 7, 1997
--------------------------
Link Newcomb
Chief Executive Officer


/s/ TOM GEORGE                               November 7, 1997
--------------------------
Tom George
Chief Financial Officer