Form 10-K
period 1997-12-31
OAKLEY INC
filed 1998-03-27
CIK 946356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER: 1-13848

                            ------------------------

                                  OAKLEY, INC.

             (Exact name of registrant as specified in its charter)

                 WASHINGTON                            95-3194947
      (State or other jurisdiction of             (IRS Employer ID No.)
       incorporation or organization)

                  ONE ICON                                92610
         FOOTHILL RANCH, CALIFORNIA                    (Zip Code)
  (Address of principal executive offices)

Registrant's telephone number, including area code  (714) 951-0991

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
   Common stock, par value $.01 per share              REGISTERED
                                                 New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 13, 1998: $883,807,898

    Number of shares of common stock, $.01 par value, outstanding as of the close of business on March 13, 1998: 71,418,820 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the registrant's 1998 Annual Shareholders Meeting are incorporated by reference into Part III herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Item 7A   - Quantitative and Qualitative Disclosures About Market Risk

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

Item 12   - Security Ownership of Certain Beneficial Owners and Management

Item 13   - Certain Relationships and Related Transactions

PART IV

Item 14   - Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

ITEM 1.  BUSINESS

GENERAL

Oakley, Inc. (the "Company" or "Oakley") is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation, which commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of high-performance eyewear and athletic equipment. The Company's principal strength is its ability to develop eyewear which demonstrates superior optical performance and comfort through the combination of patented technology and unique styling. The Company has focused on innovations for sports applications, and its products are worn by a variety of athletes, such as skiers, cyclists, runners, surfers, golfers, tennis and baseball players and motocross riders. In addition, the Company's products, which are currently sold in over 70 countries worldwide, have become increasingly popular with fashion-oriented consumers in the larger nonsports, or recreational, segment of the sunglass market. The Company's products currently include eight lines of sunglasses (FROGSKINS, M FRAMES, ZEROS, WIRES, JACKETS, X METAL, FIVES AND TOP COAT), three lines of goggles, face shields for use with sports helmets, sunglass accessories, gear bags and a limited range of apparel.

FORWARD-LOOKING STATEMENTS

WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVES", "ANTICIPATES", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY IN CERTAIN CIRCUMSTANCES FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED, INCLUDING RISKS RELATED TO THE DEPENDENCE ON SALES TO SUNGLASS HUT; THE ACCEPTANCE IN THE MARKETPLACE OF NEW PRODUCTS; THE ABILITY TO SOURCE RAW MATERIALS AT PRICES FAVORABLE TO THE COMPANY; THE ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS; CURRENCY FLUCTUATIONS; AND OTHER RISKS OUTLINED IN THE COMPANY'S PREVIOUSLY FILED PUBLIC DOCUMENTS, COPIES OF WHICH MAY BE OBTAINED WITHOUT COST FROM THE COMPANY. GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY ALSO UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

RECENT DEVELOPMENTS

In early 1998, the Company released MARS, its second eyewear model using the Company's exclusive X METAL technology. A progression of X METAL, MARS is a sculptural mechanical metal frame logically structured around a new circular lens design.

In addition, the Company has developed new technology for application in performance footwear and intends to release its first footwear products to the market in mid-1998. The Company intends to manufacture all of its footwear products in the United States, relying on foreign subcontractors. Marketing and distribution for the new product intends to parallel Oakley's strategies that have proved successful for performance eyewear.

PRODUCT DESIGN AND DEVELOPMENT

Developed by an in-house design staff, the Company's products are the end result of efforts to find creative solutions to problems and wrap those solutions in art. Innovation in the relation of form to function is a key focus. With demonstrable improvements in performance, some of the Company's breakaway designs--and many of the breakthroughs that led to their creation--are patent protected.

State-of-the-art technology allows the Company to shorten dramatically its product development cycle. Stereo-lithographic computer modeling is combined with CAD/CAM liquid laser prototyping to create fully detailed, wearable prototypes within 20 hours. Rapid iteration of working models allows for extensive testing and perfecting of product design before introduction to the public. After the development stage is complete, the final sculpture can be used directly in preparation of production molds. Utilizing these processes, the Company is capable of introducing a new product line within four months of initial concept.

The American National Standards Institute (ANSI) has established a series of tests that measure eyewear performance according to specific industrial standards. Known as Z87.1, these tests are conducted at independent laboratories. The tests analyze product safety during high velocity impact and high mass impact and provide a quantitative measure of optical quality. The Company conducts ANSI tests at its own facilities on a regular basis, and all products meet or exceed ANSI Z87.1 standards. Sports-application eyewear featuring Oakley's patented polaric ellipsoid lens geometry (M FRAME, PRO M FRAME and ZEROS) have demonstrated superior optical clarity when compared to similar products of principal competitors. Eyewear featuring dual-spherical lens design, which utilizes Oakley's patented XYZ OPTICS, demonstrates comparable superiority.

Oakley has obtained hundreds of patents worldwide to protect its proprietary manufacturing methods and product features. Among the Company's most important patents are those which guard its achievements in toroidal single-lens geometry and the associated manufacturing techniques, dual-spherical lens technology and the associated optical advances, and innovations in frame design and functionality. The proprietary technologies employed in lens cutting, etching, and coating, as well as the Company's significant investments in specialized equipment, are matched with exclusive formulations of production materials to produce the superior optical quality, safety, and performance of Oakley eyewear.

Designs that featured detachable components were a hallmark of the Company's initial sunglass products. Interchangeable parts included lenses, frames, temples, and nosepieces in various colors and shapes. The continuation of this architecture in the sport-specific M FRAME and PRO M FRAME maintains high appeal for the Company's products. Consumers are able to customize eyewear to personal tastes and modify it for specific light conditions.

Among the Company's most significant developments, IRIDIUM coatings and PLUTONITE lenses are prominent advances. IRIDIUM is a metallic oxide that improves contrast and tunes color saturation, enhancing the wearer's perception of detail in varying light conditions. The coating has become very popular for eyewear used in demanding sports such as skiing and cycling, and in high altitude use. The distinctive look of IRIDIUM-coated lenses adds to their success in the recreational sunglass market. In March 1998, the Company exercised its purchase option to acquire a patent for certain IRIDIUM coatings. PLUTONITE is a proprietary material used to produce lenses of exceptional optical clarity. The material provides 100% protection against UVA, UVB and harmful blue light. It meets all ANSI Z87.1 industrial standards for impact protection, producing lenses of extremely high durability and low weight.

Oakley's patented XYZ OPTICS represents a major breakthrough in lens technology. Precise geometric orientation provides optical correction on three axes, not just two. The resulting lens allows light to be received over essentially the full angular range of vision while minimizing distortion caused by disparate refraction along that range--an advance that maximizes clarity for all angles of view. The technology achieves this by protecting the unique relationship between lens geometry and the as-worn orientation to the wearer's eye. This allows for wrapped, raked-back lens configurations that maximize peripheral vision and protection against sun and wind.

Oakley has applied prescription lens technology to all of its frame models. Computer modeling is used to adapt corrective implants to the wrapped curvature of Oakley frames, precisely adjusting each individual's prescription to the as-worn position of the lenses. Custom grinding is then performed by an outside ophthalmic laboratory. The adaptation technology, combined with Oakley's PLUTONITE lens material and the specialized equipment needed for cutting and edging, makes the Company the exclusive provider of these corrective lenses. The products have enabled Oakley to attract high profile athletes that would not otherwise have been available to promote the Company's brand.

In late 1996, Oakley began to expand its prescription business for frames and lenses in both domestic and international markets under a program developed with Gentex Optics ("Gentex"), the world's leading producer of advanced-technology polycarbonate lenses, and its parent company, Essilor International ("Essilor"). Under the program, Gentex manufactures Oakley-branded prescription lenses for use in the Company's sunglass and ophthalmic frames, with distribution through Essilor's wholesale laboratories worldwide. All Oakley prescription products continue to be available only through the Company's authorized retailers.

The Company's historical success is attributable, in part, to its introduction of products that represent improvements in performance and style over goods available on the market. The continued ability to develop and introduce such innovations is a key factor in the Company's future success. In February 1997, Oakley introduced its first sunglass in the X METAL line, a family of eyewear named for a proprietary blend of metals. In addition to a unique metallurgical process, X METAL utilizes breakthroughs in architectural mechanics. Oakley intends to introduce other product line extensions and new product lines in the future, innovations the Company believes will attract additional consumers from the nonsports segment of the sunglass market.

To take advantage of unique opportunities, the Company may manufacture private label or other sunglasses for other companies. The Company intends to market and sell sunglasses under brand names other than "Oakley." In addition, the Company has licensed, and may determine to further license, its intellectual property rights to others in optical or other industries.

The success of any new product line including eyewear and footwear, depends on various factors, including product demand, production capacity, and the availability of raw materials and critical manufacturing equipment. Other factors and assumptions are involved in preparing forward-looking information related to product development and introduction. The uncertainty associated with all these factors, and any change in such factors from the Company's expectations, could result in cost increases, delays, or cancellations of such new products and may also cause actual results to differ materially from those projected.

PRODUCTS

The Company's first optical products, introduced in 1980, were goggles developed for the ski and motorcycle industries. From the perspective of "function first," the Company next introduced a hybrid goggle/sunglass design for cycling and skiing, which led to other models for sport-specific uses. The Company recognized that athletes in different sports needed different types of protection to ensure clear vision, adequate impact-resistance and deflection of wind, snow and other elements. The Company successfully expanded its product line by educating the market about the individual eyewear needs of a sport and marketing glasses perceived to be useful athletic equipment. All of the Company's sunglass lines utilize one of two lens geometries: toroidal (polaric ellipsoid) or spherical. The toroidal geometry, which have a different radius from the top to bottom than from side to side and are used in the Company's M FRAMES and ZEROS, provides superior optical clarity and enhanced coverage and, therefore, represents the most advanced technology for demanding sports applications. Spherical lenses, which have a uniform radius in all directions, are used in the Company's dual-lens sunglasses, the TRENCHCOATS, JACKETS, WIRES, FROGSKINS, X METAL, AND TOPCOAT. The Company's spherical lenses are corrected and oriented so as to minimize distortion in the "as-worn" position, a feature which differentiates the Company's dual-lens sunglasses from those of its competitors. The Company incorporates its patented XYZ OPTICS technology to achieve a superior level of optical quality in a wrapped and raked non-prescription dual lens design that maximizes peripheral vision and protection against sun and wind. The Company's eyewear is popular with athletes in baseball, golf, tennis, cycling, motorcycling, skiing, volleyball, marine sports, triathlons, running, surfing, snowboarding and other sports.

The Company's current products are set forth below:

                        DATE INTRODUCED     U.S. SUGGESTED
                                             RETAIL PRICE

SUNGLASSES
  M FRAMES                Late 1989     $  90.00 - 145.00
  ZEROS                   Late 1993        80.00 - 105.00
  WIRES                   Late 1993       130.00 - 225.00
  EYE JACKETS             Late 1994        90.00 - 125.00
  TRENCHCOATS             Late 1995        90.00 - 130.00
  STRAIGHT JACKETS        May 1996                 100.00
  SQUARE WIRES            June 1996                150.00
  PRO M FRAME            October 1996              150.00
  FROGSKINS*             December 1996     55.00 -  65.00
  X METAL ROMEO          February 1997             250.00
  FIVES                   April 1997       55.00 -  65.00
  TOPCOAT                 August 1997     100.00 -  30.00

GOGGLES
  MOTOCROSS                   1980         26.00 -  56.50
  SKI                         1983         25.00 - 102.00
  H20                         1990         25.75 -  61.00

* The Company's original FROGSKIN line was introduced in 1985 and was discontinued after the new style was introduced in 1996.

FACE SHIELDS

In June 1997, the Company acquired One Xcel, Inc., a company that designs, markets and distributes the only optically-correct protective face shield for use with sports helmets. The One Xcel polycarbonate optical shield is the only sports shield officially endorsed by the National Hockey League (NHL) and National Football League (NFL).

REPLACEMENT LENSES AND ACCESSORIES

By offering interchangeable lenses and other components of certain Oakley sunglasses in various colors and shapes, Oakley has created a market for replacement parts. Depending on the sunglass, an Oakley customer may have several lenses for different light conditions and several nosepieces and earpieces in a range of colors for variety.

CLOTHING AND GEAR BAGS

The Company has extended its invention-inspired product philosophy into the apparel category, now selectively designing performance clothing and gear bags. The clothing and gear bags are constructed with technical features and materials, such as YKK zippers and reinforced rivets to provide added strength and durability in the Backpack; fully taped double-needle seams and nailhead cordura for added durability on the arms and shoulders of the Ballistic Jacket; and grommet venting to control excess heat and moisture in the Fleece Pullover.

To date the Company has developed its apparel and other accessories using its own design resources, declining licensing opportunities in order to preserve the Oakley image, which the Company believes will bring greater respect and demand for Oakley's products over the long term. The Company may in the future consider the pursuit of additional brand extensions.

MANUFACTURING

In early 1997, the Company relocated to its newly constructed headquarters and manufacturing facility in Foothill Ranch, Orange County, California, where it manufactures and assembles most of its products. The Company owns, operates and maintains most of the equipment used in the manufacture of its products. The Company produces components and performs processes in-house which contribute significantly to gross profit margins and provide protection against piracy of the Company's proprietary information and processes. In-house manufacturing enables the Company to produce products in accordance with its strict quality control standards. Components and processes that are unlikely to add significant value are contracted out to vendors. Much of the equipment used in the manufacture of the Company's products has been specially designed and adapted for the processes used by the Company. The Company's proprietary manufacturing methods and equipment are protected by special security measures employed at the Company's manufacturing facilities. In addition, the Company believes that by manufacturing its own products, it has the opportunity to experiment with new materials and technologies which can lead to important discoveries, such as its IRIDIUM coating process (which the Company believes is one of the most sophisticated coating processes in the industry). The Company generally seeks to maintain a supply of finished goods that is sufficient to ship domestic customer orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt. Due to significant increases in demand for certain Oakley products, backorders may increase sharply from time to time and may delay customer shipments for such products.

The Company has forged strong relationships with its major suppliers and maintains agreements with most of them that prohibit such suppliers from revealing any of the Company's proprietary information and technology to third parties. Although the Company relies on outside suppliers for the polycarbonate components of its glasses and goggles, the Company owns substantially all the molds used in the production of the components. The Company relies on a single source for the supply of several components, including the uncoated lens blanks from which substantially all of the Company's lenses are cut. The Company believes most of these components can be obtained from one or more alternative sources within a relatively short period of time. The loss of the source for lens blanks, however, or any disruption in such source's business or failure by it to meet the Company's product needs on a timely basis could cause, at a minimum, temporary shortages in needed materials and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply of lens blanks can be located or developed in a timely manner. In March 1997, the Company entered into a reciprocal exclusive dealing agreement with Gentex, its lens blank supplier, under which Oakley has the exclusive right to purchase from such supplier decentered sunglass lenses and a new scratch-resistant coating developed for use with such lenses. In return, Oakley has agreed to purchase all of its decentered lens requirements, subject to certain exceptions, from such supplier. The Company's business interruption insurance policy reimburses the Company for certain losses incurred by the Company, up to a maximum of $30 million, as a result of an interruption in the supply of raw materials, including uncoated lens blanks, resulting from direct physical loss or damage to a supplier's premises, subject to certain exceptions. However, there can be no assurance that such policy will be sufficient to compensate the Company for all losses resulting from an interruption in the supply of raw materials.

DISTRIBUTION

The Company sells Oakley eyewear in the United States through a carefully selected base of approximately 7,100 active accounts as of December 31, 1997 with approximately 10,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops and motorcycle, running and sporting goods stores. Unlike most of its competitors, the Company has elected not to sell its products through department stores (other than Nordstrom), discount stores, drug stores or traditional mail-order companies.

The Company's current level of distribution, with the addition of key niche retailers, most notably in the golf channel in 1997, and a limited number of premium optical locations, is expected to be capable of accommodating expanding sales, while maintaining the discoverability of Oakley products by consumers. This distribution philosophy provides retailers with a degree of exclusivity for Oakley products which has increased brand loyalty and has encouraged retailers to display Oakley products in prominent shelf space.
The noticeable absence of the Company's products from department stores, discount stores, drug stores and traditional mail-order catalogs has contributed to the Company's exclusive, high-quality image. The Company generally does not change its domestic wholesale prices during the life of a product, which the Company believes creates a more stable retail environment.

The Company's products are currently sold in over 70 countries outside the United States. In most of continental Europe, marketing and distribution are handled directly by the Company's Oakley Europe subsidiary, located near Paris, France, which is staffed by approximately 100 employees who perform sports marketing, advertising, telemarketing, shipping and accounting functions. Oakley Europe has an independent sales force in all major continental European markets except in Switzerland and Austria. Since 1995, the Company has been selling Oakley products to Mexico on a direct basis through its subsidiary Oakley Mexico. In 1996, the Company acquired its exclusive distributor in the United Kingdom ("Oakley UK") and established an office in South Africa ("Oakley Africa") and began selling to those markets on a direct basis in the fourth quarter of 1996. In May 1997, the Company began selling to Japan ("Oakley Japan") on a direct basis through its own operation. In those parts of the world not serviced by Oakley or its subsidiaries, Oakley's products are sold through distributors with local expertise which sell Oakley products either exclusively or with complementary, noncompeting products. Such distributors agree to respect the marketing philosophy and practices of the Company and receive extensive training regarding such philosophies and practices. For information regarding the Company's operations by geographic region, see Notes 10 and 11 of Notes to Consolidated Financial Statements.

The Company requires its retailers and distributors to agree not to resell or divert Oakley products through unauthorized channels of distribution. Products shipped from Oakley's headquarters are marked with a tracking code that allows the Company to determine the source of diverted products sold by unauthorized retailers or distributors, so it can better maintain the integrity of its products at desired locations. When Oakley products are found at undesirable locations or unauthorized retailers, the Company purchases samples and, using the tracking device, determines the source of the diversion. The Company then estimates the potential damage to the Company's retail franchise and image and may require that the offending account repurchase the diverted product or post a nonrefundable bond against future diversion. In certain instances, the Company may terminate the account. When an existing account has been terminated, the Company may repurchase its own products from the retailer at the undesirable location to protect the Oakley image and the exclusivity enjoyed by the Company's retail account base. The Company employs similar anti-diversion techniques in overseas markets.

SALES AND MARKETING

The Company maintains a domestic sales force of approximately 90 independent representatives. The primary functions of Oakley's sales force are to sell to each retailer the appropriate mix and quantity of Oakley products, ensure that products are displayed effectively and educate retailers about the quality and features of Oakley products and Oakley's sales and marketing philosophies. The Company believes that its relationships with its customers, effective marketing and superior customer service are critical elements of the Company's success. Through its sales representatives, the Company tries to satisfy every customer's request for information or product support. Sales representatives regularly visit each customer to educate the customer about recent innovations in product designs, new product applications and merchandising ideas. Each sales representative is managed by one of the Company's in-house territory managers. The territory managers work with the representatives in setting sales goals, providing sales analyses, soliciting sales to complete customers' inventories and taking new orders. The Company's sales force is paid solely by commissions on net sales.

While Oakley uses traditional marketing methods in some instances, the Company attributes much of its success to the use of less conventional methods, including sports marketing, targeted product allocation, advertorials and in-store display aids. The Company has used sports marketing extensively to achieve consistent, authentic exposure that equates into strong brand recognition on a global level. Oakley utilizes the exposure generated by its athletes as an "editorial" endorsement of Oakley's eyewear rather than a commercial endorsement. The sports marketing division consists of 22 sports marketing experts domestically, with an additional 20 managers positioned in our direct offices and with distributors internationally. These experts specialize in each market segment and niche to negotiate contracts with athletes, identify and develop relationships with undiscovered talent, coordinate exposure with the media, educate and train these Oakley "ambassadors" about Oakley products and support them at events and public forums where they wear Oakley products. Oakley's sports marketing staff is diverse enough to understand and effectively market all sports, regardless of the sport's image and special equipment needs. Oakley earns the respect of its athletes even in the most "core" of sports such as surf and snowboard, yet continues to expand successfully into more traditional sports such as golf, tennis, baseball and cricket.

PRODUCT SERVICES

Oakley strives to support its products with the best customer service in the industry. The Company's approximately 100-person product services group promptly and courteously responds to customer inquiries, concerns and warranty claims. The Company provides a one-year warranty against manufacturer's defects or breakage of its polycarbonate frames.

ADVERTISING AND PROMOTION

Oakley's primary method of enhancing brand recognition is sports marketing, which places the Oakley brand before consumers through the endorsements of influential athletes and other personalities, some of whom have formal arrangements with the Company. Brand image and exposure are carefully controlled. The effectiveness of this promotional strategy is believed to outweigh that of direct advertising, which often carries a stigma and lacks the impact and recognition of athletic endorsement. The Company believes that direct advertising can be useful, but only in situations that do not lead to competition with editorial coverage.

The Company has also developed a second level of promotion through its laser scope program. Through demonstration and lecture, trained technicians educate consumers on the health and performance benefits of Oakley products by imparting technical information in layman's terms. Venues for these presentations include key retailers, trade shows, high-traffic locations and regional sporting events such as golf tournaments and tennis matches.

The third level of marketing is advertising. Products are promoted through print media, outdoor media, in-store visual displays, and other point-of-purchase materials. Promotion include packaging, mailers, catalogs, billboards, the Internet, and more. The Company considers many factors in evaluating the effectiveness of these marketing opportunities. In addition to cost effectiveness, analytical criteria includes the ability to engage new market opportunities, build image, enhance the stature of the brand, and reinforce the identity of the brand.

Oakley retains significant control over its promotional programs and believes it is able to deliver a consistent, well-recognized advertising message at substantial cost savings compared to complete reliance on outside agencies. Localized strategies of marketing and distribution are managed by direct operations in Europe, South Africa, Mexico and Japan. In other parts of the world, the integrity of the brand is safeguarded by carefully selected distributors who present Oakley products to their markets with local expertise.

PRINCIPAL CUSTOMERS

During 1997, net sales to the Company's ten largest customers, which included seven international distributors, accounted for approximately 35% of the Company's total net sales. Net sales to one customer, Sunglass Hut, the largest sunglass specialty retailer in the world, accounted for approximately 21.5% of the Company's 1997 net sales. Such sales do not include those sales to Sunglass Hut locations outside the United States that are made by the Company's independent international distributors. At December 31, 1997, approximately 250 of the 2,121 Sunglass Hut locations worldwide were serviced by Oakley independent distributors. While the Company does not have any minimum purchase agreements with Sunglass Hut, the Company believes that it maintains a good relationship with Sunglass Hut. In early 1994, the Company entered into an exclusive licensing agreement with Sunglass Hut to sell Oakley products through mail order catalogs and in 1997 two Oakley catalogs were produced under such arrangement.

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

The following table reflects data as of December 31, 1997 concerning the Company's intellectual property:

                   Number of Utility/Design Patents
                 ------------------------------------
                    Issued               Pending           Trademarks
                    ------               -------           ----------
United States         69                    41                 57
International        302                   185                559

                                       10

The Company dissuades counterfeiting through the active monitoring of the marketplace by its anti-counterfeiting personnel and other employees and through the services provided by outside firms that specialize in anti-counterfeiting measures. The Company's sales representatives, distributors and retailers have also proved effective watchdogs against infringing products, frequently notifying the Company of any suspicious products, confiscating counterfeit products and assisting law enforcement agencies. The Company's sales representatives are also educated on Oakley's patents and trade dress and assist in preventing infringers from obtaining retail shelf space. The Company also etches its logo onto the lenses of its single-lens sunglasses to assist its customers and consumers in detecting counterfeit products.

COMPETITION

The Company is a leading designer, manufacturer and distributor of eyewear in the sports segment of the nonprescription eyewear market. Within this segment, the Company competes with mostly smaller sunglass and goggle companies in various niches of the sports market and a limited number of larger competitors, some of whom have greater financial and other resources than the Company. Some of these niche markets are susceptible to rapid changes in consumer preferences which could affect acceptance of the Company's products. Oakley believes the vigorous protection of its intellectual property rights has limited the ability of others to compete in this segment. Accordingly, the Company believes that it is the established leader in this segment of the market, although several companies, including Bausch & Lomb (which markets Killer Loop), Luxottica (which markets Briko), Bolle and various niche brands compete for the Company's shelf space.

The Company also competes in the broader nonsports, or recreational, segment of the sunglass market, which is fragmented and highly competitive. The major competitive factors include fashion trends, brand recognition, marketing strategies, distribution channels and the number and range of products offered. A number of established companies, including Bausch & Lomb (Ray Ban and Revo) and Luxottica, compete in this wider market.

The Company differs from many of its competitors in that its competitors generally only import or repackage eyewear products. Few sunglass companies design, manufacture and assemble their own creations as many companies tend to imitate successful sunglass models. In order to retain its market share, the Company must continue to be competitive in quality and performance, technology, method of distribution, style, brand image, intellectual property protection and customer service.

DOMESTIC AND FOREIGN OPERATIONS

See Note 11 to the Notes to the Consolidated Financial Statements for discussion regarding domestic and foreign operations.

EMPLOYEES

The Company believes that its employees are among its most valuable resources and have been a key factor in the success of Oakley's products. At March 13, 1998, there were a total of approximately 930 full-time employees. In addition, the Company utilizes as many as 450 temporary personnel, particularly during the summer months.

The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has never experienced a work stoppage.

ITEM 2.  PROPERTIES

In early 1997, the Company relocated to a newly constructed corporate and manufacturing facility located in Foothill Ranch, Orange County, California. The new facility is approximately 400,000 square feet, with potential to expand into an additional 100,000 square feet. Prior to the relocation, the company leased five facilities which totaled approximately 170,000 square feet. All such leases have either expired or were terminated with no material adverse financial effect. In June 1996, the Company purchased an approximately 63,000 square foot facility in Nevada for the production of metal eyewear. In addition, the Company leases office and warehouse space as necessary to support its operations worldwide, including offices in the UK, Europe, Mexico, South Africa, Japan and the state of Washington. In 1997, the Company also purchased land in Mexico City on which it is constructing an office for its operations in Mexico and Central America; the Company expects this facility to be completed in mid-1998. The Company believes its current and planned facilities are adequate to carry on its business as currently contemplated.

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

THE CALIFORNIA SECURITIES ACTIONS

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

     YOSEF S. ROSENSHEIN V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB AND JIM JANNARD, Case No. 773051 (filed December 17, 1996);

     HERSCHEL HARMAN V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB AND JIM JANNARD, Case No. 773053 (filed December 17, 1996); and

     ERIC SHER, HAROLD BARON AND DAVID O. ECKERT V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX. BROWN & SONS, INC., Case No. 773366 (filed December 24, 1996).

By order dated January 30, 1997, the Superior Court ordered that the California Securities Actions be assigned to the Superior Court's Complex Litigation Panel, where they have since been consolidated. On April 18, 1997, the plaintiffs filed a consolidated amended complaint in the California Securities Actions. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between March 22, 1996 and December 5, 1996.

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

The plaintiffs in the California Securities Actions have also asserted claims against Merrill Lynch & Co. ("Merrill Lynch") and Alex. Brown and Sons, Inc. ("Alex. Brown"), which served as the U.S. Representatives of the U.S. Underwriters of the June 6, 1996 offering of five million shares of common stock of the Company by certain of its shareholders (the "Secondary Offering"). By letter dated February 7, 1997, counsel for Merrill Lynch and Alex. Brown gave the Company notice pursuant to the indemnification provisions of the U.S. Purchase Agreement dated June 6, 1996, for the Secondary Offering that they were asserting a claim for indemnification under such provisions and requested that the Company reimburse Merrill Lynch and Alex. Brown on a current basis for their attorneys' fees and expenses incurred in defending the California Securities Actions. Counsel for Merrill Lynch and Alex. Brown subsequently indicated that this claim for indemnification also applies to attorneys' fees and expenses incurred in defending the Federal Securities Actions (described below).

The Company and the other defendants filed demurrers to the California Securities Actions and also filed a motion to stay proceedings in the California Securities Actions pending the resolution of the Federal Securities Actions (described below).

On November 14, 1997, the Superior Court (1) sustained the demurrers without leave to amend with respect to the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown on plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code;
(2) overruled the demurrer with respect to the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard, but sustained the demurrer with leave to amend with respect to defendants Merrill Lynch and Alex. Brown, on plaintiffs' cause of action for fraud and negligent misrepresentation; and
(3) sustained the demurrers with leave to amend with respect to the Company and each of the other defendants on plaintiffs' cause of action for unfair business practices and false advertising in violation of certain provisions of the California Business and Professions Code. Subsequently, plaintiffs agreed to dismiss all of their claims against each of the defendants, with the exception of plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code with respect to defendants Mike Parnell and Jim Jannard.

On January 22, 1998, the Superior Court denied the motion to stay proceedings in the California Securities Actions pending the resolution of the Federal Securities Actions described below. The plaintiffs in the California Securities Actions have served document requests on the Company and others, and documents have been produced in response to plaintiffs' demands.

THE FEDERAL SECURITIES ACTIONS

The Company and certain of its officers and directors have been named as defendants in five putative class action lawsuits (the "Federal Securities Actions") filed in October, November and December 1997 in the United States District Court for the Central District of California, Southern Division. The cases are captioned:

     KENSINGTON CAPITAL MANAGEMENT V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX. BROWN & SONS INCORPORATED, No. SACV 97-808 GLT (EEx) (filed October 10, 1997) (the "KENSINGTON CAPITAL MANAGEMENT Action");

     FRANK LISTER, JAMES J. SCOTELLA, RAYMOND E. NEVEAU, JAMES S. LEWINSKI, JACK ROSENSON AND LEE SPERLING V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX. BROWN & SONS INCORPORATED, No. SACV 97-809 LHM (EEx) (filed October 10, 1997) (the "LISTER Action");

     STUART CHAIT AND MARILYN SCHWARTZ V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX. BROWN & SONS, INCORPORATED, No. SACV 97-829 AHS (EEx) (filed October 20, 1997) (the "CHAIT Action");

     FICHERA V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX. BROWN AND SONS INCORPORATED, No. SACV 97-928 GLT
     (Eex) (filed November 17, 1997 (the "FICHERA Action"); and

     YOSEF J. ROSENSHEIN AND HERSHEL HARMAN V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX. BROWN & SONS INCORPORATED, No. SACV 97-993 AHS (Eex) (filed December 5, 1997 (the "ROSENSHEIN Federal Action").

The plaintiffs in the KENSINGTON CAPITAL MANAGEMENT and the FICHERA Actions seek to represent a class of persons who purchased the Company's common stock in the Secondary Offering and allege claims for violations of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs' claims are based on alleged material misstatements and omissions in the prospectus issued and registration statement filed in connection with the Secondary Offering regarding the Company's retail distribution practices, market conditions, new product developments and extensions of existing product lines, business with Sunglass Hut and quality control standards. The plaintiffs seek unspecified damages and other relief against the Company and the other defendants. Plaintiffs in the KENSINGTON CAPITAL MANAGEMENT Action filed a motion to consolidate that action with the FICHERA Action, and plaintiffs in the KENSINGTON CAPITAL MANAGEMENT and the FICHERA Actions filed competing motions to be appointed lead plaintiffs for the purported plaintiff class and for the selection of lead counsel to the purported plaintiff class. Plaintiff's motion in the FICHERA Action was later withdrawn.

The plaintiffs in the LISTER and CHAIT Actions and the ROSENSHEIN Federal Action seek to represent a class of persons who purchased the Company's common stock between March 22, 1996 and December 5, 1996, including in the Secondary Offering, and allege claims for violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs' claims are based on alleged material misstatements and omissions in certain of the Company's public statements, Securities and Exchange Commission filings and in the reports of third-party analysts regarding the Company's retail distribution practices, market conditions, new product developments and extensions of existing product lines, business with Sunglass Hut, earnings prospects and quality control standards. The plaintiffs seek unspecified damages and other relief against the Company and the other defendants. Plaintiffs in the LISTER and CHAIT Actions filed a motion to consolidate the LISTER and CHAIT Actions and the ROSENSHEIN Federal Action, to appoint certain persons as lead plaintiffs for the purported plaintiff class and for the selection of lead counsel to the purported plaintiff class.

On January 26, 1998, the District Court granted the plaintiffs' motions for appointment of lead plaintiffs and for the selection of lead counsel to the purported plaintiff classes. The District Court further ordered that all of the Federal Securities Actions be consolidated for pretrial purposes.

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

In the California Derivative Action, the plaintiff, purporting to sue on behalf of the Company, alleges claims for breach of fiduciary duty, constructive fraud, unjust enrichment and violations of the insider trading provisions of the California Corporations Code. Like the California Securities Actions, the plaintiff's claims in the California Derivative Action are, among other things, based upon alleged material misstatements and omissions in certain of the Company's public statements and Securities and Exchange Commission filings regarding the Company, its operation and future prospects. The plaintiff seeks to recover damages and other relief on behalf of the Company. The defendants filed a demurrer to the original complaint in the California Derivative Action, and the plaintiff subsequently filed an amended complaint. The defendants filed a demurrer to the amended complaint in the California Derivative Action, and the Superior Court sustained the demurrer with leave to amend in September 1997. The plaintiff subsequently filed a second amended complaint in the California Derivative Action. The defendants then filed a demurrer to the second amended complaint in the California Derivative Action and the Superior Court sustained the demurrer without leave to amend on December 19, 1997. On February 4, 1998, the Superior Court entered a final order of dismissal of the California Derivative Action. The Company does not know whether the plaintiff plans to appeal the Superior Court's final order.

Although it is too soon to predict the outcome of any of the litigations described above with any certainty, based on its current knowledge of the facts, the Company believes that the plaintiffs' claims are without merit and intends to defend the actions vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock"), began trading on the New York Stock Exchange on August 10, 1995 upon completion of the Company's initial public offering (trading symbol "OO"). On March 13, 1998, the closing sales price for the Common Stock was $12 3/8. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 1996 and 1997 on the New York Stock Exchange Composite
Tape:

                                          High            Low
                                          ----            ---

1996
----
First Quarter                        $   19 3/8     $    15 1/2
Second Quarter                       $   27 3/16    $    17 7/16
Third Quarter                        $   24 1/2     $    14 11/16
Fourth Quarter                       $   24 1/2     $     9 7/8

1997
----
First Quarter                        $   11 5/8     $     8 3/8
Second Quarter                       $   14 3/8     $     8 3/4
Third Quarter                        $   14 1/16    $    10 1/2
Fourth Quarter                       $   11 3/16    $     8 9/16


On September 11, 1996, the Company declared a two-for-one stock split effected in the form of a one-share dividend per share of its Common Stock. The new shares were distributed on October 10, 1996 to shareholders of record at the close of business at September 25, 1996. All sale prices have been restated retroactively to reflect the stock split.

The number of shareholders of record for Common Stock on March 13, 1998 was 586.

DIVIDEND POLICY

The Company currently does not pay any dividends on its Common Stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto (see "Index to Consolidated Financial Statements") and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement, supplemental income statement and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated income statement data for the fiscal years ended December 31, 1995, 1996, and 1997 and balance sheet data as of December 31, 1996 and 1997 included herein have been audited by Deloitte and Touche LLP, the Company's independent auditors, as indicated in their report included elsewhere herein. The selected supplemental income statement data set forth herein are for informational purposes only and may not necessarily be indicative of the Company's future results of operations.




                                                                          Year Ended December 31,
                                                ------------------------------------------------------------------------
                                                      1993            1994          1995          1996          1997
                                                --------------  -------------  -------------  ------------  ------------
                                                                 (dollars in thousands, except share data)
INCOME STATEMENT DATA:
Net sales                                        $    92,714    $   123,952    $   172,752    $   218,566   $   193,984
Cost of goods sold                                    27,667         35,714         50,295         66,790        75,393
                                                --------------  -------------  -------------  ------------  ------------
Gross profit                                          65,047         88,238        122,457        151,776       118,591

Operating expenses:
  Research and development                            15,455         25,529         16,774          4,782         3,825
  Selling                                             21,750         30,815         36,776         48,092        53,007
  Shipping and warehousing                             2,334          3,187          4,678          6,507         5,721
  General and administrative                          11,801         14,681         15,753         18,513        23,032
  Gain on disposition of property and equipment            -              -         (4,794)             -              -
                                                --------------  -------------  -------------  ------------  ------------
   Total operating expenses                           51,340         74,212         69,187         77,894        85,585

Operating income                                      13,707         14,026         53,270         73,882        33,006
Interest expense (income), net                            69            232            273           (781)        1,181
                                                --------------  -------------  -------------  ------------  ------------

Income before provision for income taxes              13,638         13,794         52,997         74,663        31,825
Provision for income taxes (1)                           308            259          7,830         28,670        12,221
                                                --------------  -------------  -------------  ------------  ------------
Net income                                       $    13,330    $    13,535    $    45,167    $    45,993   $    19,604
                                                --------------  -------------  -------------  ------------  ------------
                                                --------------  -------------  -------------  ------------  ------------

Basic net income per share                                                                    $      0.64   $      0.28
                                                                                              ------------  ------------
                                                                                              ------------  ------------
Basic weighted average common shares                                                           71,324,000    70,659,000
                                                                                              ------------  ------------
                                                                                              ------------  ------------
Diluted net income per share                                                                  $      0.64   $      0.28
                                                                                              ------------  ------------
                                                                                              ------------  ------------
Diluted weighted average common shares                                                         71,728,000    70,700,000
                                                                                              ------------  ------------
                                                                                              ------------  ------------

SUPPLEMENTAL INCOME STATEMENT DATA  (2):
Income before provision for income taxes         $    13,638    $    13,794    $    52,997
Provision for income taxes                             5,476          5,539         20,854
                                                --------------  -------------  -------------
Net income                                       $     8,162    $     8,255    $    32,143
                                                --------------  -------------  -------------
                                                --------------  -------------  -------------






                                                                              At December 31,
                                                ------------------------------------------------------------------------
                                                      1993           1994           1995          1996          1997
                                                --------------  -------------  -------------  ------------  ------------
BALANCE SHEET DATA:
Working capital                                  $    16,872    $     9,932    $    39,161    $    36,107   $    41,688
Total assets                                          43,592         49,694         97,725        158,245       181,291
Total debt                                             6,339          3,300            263         18,000        25,201
Shareholders' equity                                  32,775         33,133         81,709        121,437       136,961



(1) For periods prior to the Company's conversion to C corporation status, represents California state franchise taxes and foreign taxes accrued by Oakley Europe.

(2) Amounts reflect adjustment for Federal and state income taxes as if the Company had been taxed as a C corporation rather than as an S corporation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

The following table sets forth operating results for the periods indicated. For the period prior to the Company's initial public offering in August 1995, amounts reflect pro forma adjustments for (i) the elimination of bonuses paid to the two principal executive officers prior to the Company's initial public offering in excess of the estimated bonuses payable for 1995 under the Company's Performance Bonus Plan, (ii) the elimination of all depreciation expense associated with aircraft owned by the Company which were distributed to the two principal shareholders in August 1995 as part of the S corporation distribution, (iii) the elimination of the gain on the disposition of the aircraft distributed to the two principal shareholders and (iv) Federal and state income taxes as if the Company had been taxed as a C corporation for such period.

                          OAKLEY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                  Year Ended December 31,
                                          -------------------------------------
                                              1995         1996        1997
                                          -----------  ----------- ------------
                                           Pro Forma
                                          -----------
Net sales                                 $  172,752   $  218,566  $  193,984
Cost of goods sold                            50,295       66,790      75,393
                                          -----------  ----------- ------------
   Gross profit                              122,457      151,776     118,591

Operating expenses:
   Research and development                    3,285        4,782       3,825
   Selling                                    35,802       48,092      53,007
   Shipping and warehousing                    4,678        6,507       5,721
   General and administrative                 13,121       18,513      23,032
                                          -----------  ----------- ------------
      Total operating expenses                56,886       77,894      85,585
                                          -----------  ----------- ------------
Operating income                              65,571       73,882      33,006

Interest expense (income), net                   273         (781)      1,181
                                          -----------  ----------- ------------
Income before provision for income taxes      65,298       74,663      31,825
Provision for income taxes                    25,694       28,670      12,221
                                          -----------  ----------- ------------
Net income                                $   39,604   $   45,993  $   19,604
                                          -----------  ----------- ------------
                                          -----------  ----------- ------------

The following table sets forth operating results (as a percentage of net sales) for the periods indicated:

                                                    Year Ended December 31,
                                             ----------------------------------
                                               1995         1996         1997
                                             ---------    ---------    --------

Net sales                                      100.0%       100.0%      100.0%
Cost of goods sold                              29.1         30.6        38.9
                                             ---------    ---------    --------
   Gross profit                                 70.9         69.4        61.1

Operating expenses:
   Research and development                      1.9          2.2         2.0
   Selling                                      20.7         22.0        27.3
   Shipping and warehousing                      2.7          3.0         2.9
   General and administrative                    7.6          8.5        11.9
                                             ---------    ---------    --------
   Total operating expenses                     32.9         35.7        44.1
                                             ---------    ---------    --------

Operating income                                38.0         33.7        17.0

Interest expense (income), net                   0.2         (0.4)        0.6
                                             ---------    ---------    --------

Income before provision for income taxes        37.8         34.1        16.4
                                             ---------    ---------    --------
Provision for income taxes                      14.9         13.1         6.3
                                             ---------    ---------    --------

Net income                                      22.9%        21.0%       10.1%
                                             ---------    ---------    --------
                                             ---------    ---------    --------

The Company's sales before discounts and returns for defective sunglasses were $158.2 million, $212.8 million and $171.4 million for the years ended December 31, 1995, 1996 and 1997, respectively. Sunglass unit sales were 3,465,817, 4,310,846 and 3,620,612 for the years ended December 31, 1995,
1996 and 1997, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES

Net sales decreased to $194.0 million for the year ended December 31, 1997 from $218.6 million for the year ended December 31, 1996, a decrease of $24.6 million, or 11.3%. This decrease was the result of substantially lower sales in existing styles of the Company's sunglasses, including WIRES, EYE JACKETS, STRAIGHT JACKETS, M FRAMES, ZEROS, TRENCHCOATS and its original line of FROGSKINS which was replaced by a new line of FROGSKINS in December 1996. These decreases were partially offset by sales from the introduction of new sunglasses, including SQUARE WIRES in June 1996, PRO M FRAMES in October 1996, a new line of FROGSKINS in December 1996, X METAL ROMEO in February 1997, FIVES in April 1997 and TOP COAT in August 1997, and an increase in sales of clothing and other accessories. The success of the Company's recent moderately-priced introductions (new FROGSKINS and FIVES) and the resulting change in the Company's product mix contributed to a 4.1% decrease in the average selling price of sunglasses in 1997 on a unit volume reduction of 16.0%. The Company's domestic sales declined 18.4% to $113.9 million from $139.5 million in 1996, principally as a result of a 41.1% decline in net sales to the Company's largest customer, Sunglass Hut, and slightly lower net sales in 1997 to other domestic accounts. The decline in sales to Sunglass Hut was due in part, to a reduction by Sunglass Hut in its total inventory levels during the year, including Oakley inventory levels. The Company's international sales increased $0.9 million to $80.0 million in 1997 from $79.1 million in 1996, principally as a result of increased sales in Europe. This increase was partially offset by a reduction in sales in Japan as the Company transitioned to a direct operation there, as well as reduced sales in Southeast Asia due to poor economic conditions and the strength of the U.S. dollar compared to the relevant currencies. International net sales in 1997 were also negatively affected by the strength of the U.S. dollar compared to the functional currency (French franc) of Oakley Europe.

GROSS PROFIT

Gross profit decreased to $118.6 million for the year ended December 31, 1997 from $151.8 million for the year ended December 31, 1996, a decrease of $33.2 million, or 21.9%. As a percentage of net sales, gross profit decreased to 61.1% in 1997 from 69.4% in 1996. Gross profit as a percentage of net sales was negatively affected by higher fixed manufacturing costs spread over lower sales volumes and a corresponding reduction in production levels, a lower percentage of sales in the Company's highest-margin sports shield sunglasses, a shift in product mix to lower-margin clothing and other accessories, a devaluation in the functional currency of the Company's direct operation in continental Europe and production inefficiencies associated with the start-up of the X METAL product line. The Company expects gross profit as a percentage of net sales to continue to be affected by certain of the factors discussed above.

OPERATING EXPENSES

Operating expenses increased to $85.6 million for the year ended December 31, 1997 from $77.9 million for the year ended December 31, 1996, an increase of $7.7 million. Research and development expenses decreased $1.0 million to $3.8 million in 1997. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus which had been accrued as of December 31, 1996. Excluding this non-recurring adjustment, research and development expenses decreased $0.1 million to $4.7 million in 1997, or 2.4% of net sales, from $4.8 million, or 2.2% of net sales, in 1996. Selling expenses increased $4.9 million to $53.0 million in 1997, or 27.3% of net sales, from $48.1 million, or 22.0% of net sales, in 1996 as a result of substantially higher warranty expenses, higher sports marketing expenses and increased depreciation, partially offset by lower advertising expenses and commissions. As a percentage of net sales, shipping expenses decreased to 2.9% of net sales in 1997 from 3.0% of net sales in 1996. General and administrative expenses increased $4.5 million to $23.0 million, or 11.9% of net sales, in 1997 from $18.5 million, or 8.5% of net sales, in 1996 primarily due to added personnel, increased amortization of intangible assets related to acquisitions completed in late 1996 and 1997 and higher operating expenses associated with the Company's new headquarters.
For the year ended December

31, 1997, general and administrative expenses included income of $0.8 million paid to the Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new facility and professional fees of $0.5 million related to lawsuits filed by shareholders against the Company and certain of its officers and directors (see Note 7 to the consolidated financial statements). In addition, $5.3 million of the $7.7 million increase in operating expenses for 1997 is attributable to operating expenses and goodwill amortization of entities acquired or commenced in late 1996 and 1997. The Company expanded its direct international operations into three new regions, and in June 1997, acquired One Xcel, a company that designs, markets and distributes protective face shields for use with sports helmets.

OPERATING INCOME

The Company's operating income declined to $33.0 million for the year ended December 31, 1997 from $73.9 million for the year ended December 31, 1996, a decrease of $40.9 million. This decrease was the result of the Company's decrease in net sales and gross profit and an increase in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET

The Company had net interest expense of $1.2 million in the 1997 period, as compared with net interest income of $0.8 million for the comparable 1996 period. The Company incurred interest expense primarily from long-term debt associated with the Company's new facility.

INCOME TAXES

The Company recorded a provision for income taxes of $12.2 million for the year ended December 31, 1997 and $28.7 million for 1996. The Company's effective income tax rate of 38.4% remained consistent for the years ended December 31, 1997 and 1996.

NET INCOME

The Company's net income decreased to $19.6 million for the year ended December 31, 1997 from $46.0 million for the year ended December 31, 1996, a decrease of $26.4 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facility. Cash provided by operating activities totaled $36.3 million for the year ended December 31, 1997 and $40.5 million for the comparable period of 1996. During the year ended December 31, 1997, the Company repurchased 304,000 shares of its common stock for $3.2 million. At December 31, 1997, working capital was $41.7 million. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment and changes in inventory levels. In January 1997, the Company amended its unsecured line of credit to increase its borrowing limits from $18.0 million to $30.0 million. At December 31, 1997, there was $2.8 million in borrowings outstanding under such facility. In August 1997, the Company obtained a term loan collateralized by the Company's new headquarters. The term loan requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.15% (7.09% at December 31, 1997) for five years. The then outstanding balance payable is due in September 2002. At December 31, 1997, the outstanding balance on the term loan was $22.4 million.

Capital expenditures (other than those relating to the Company's new facility) for the year ended December 31, 1997 totaled $24.5 million. This includes $4.9 million of investments in an integrated, enterprisewide information system, $4.4 million for displays and new product tooling and $15.2 million for equipment and computers. In March 1997, the Company relocated to its new headquarters and manufacturing facility in Foothill Ranch, California. The total cost to construct and equip such facility was approximately $47.9 million. During 1997, the Company also completed an acquisition for an aggregate purchase price of approximately $2.6 million.

The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

SEASONALITY

The following table sets forth certain unaudited quarterly data for the periods shown:


                                       1996                                        1997
               ------------------------------------------------- --------------------------------------
                 Mar. 31       June 30      Sept. 30   Dec. 31   Mar. 31   June 30   Sept. 30   Dec. 31
               ----------    -----------   ---------  --------- ---------  --------  --------  --------
Net sales      $  48,706      $  62,764    $  67,785   $ 39,311  $ 34,403  $ 55,150  $ 59,418  $ 45,013
Gross profit      34,064         44,655       47,705     25,352    19,656    36,055    36,048    26,832


Historically, the Company's sales, in the aggregate, generally have been higher in the period from March to September, the period during which sunglass use is typically highest. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over generally lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross margins at significantly lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross margin in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, the success of the Company's products introduced since late 1993 and the Company's international expansion have partially mitigated the impact of seasonality.

BACKLOG

Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At December 31, 1997, the Company had a backlog of $6.8 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $1.1 million as of such date. In September 1997, the Company implemented changes in its replenishment system with Sunglass Hut, which affected its reported backlog. Under the new system, in an effort to more closely match inventory replenishment with Sunglass Hut's sales, certain high-volume Oakley products are shipped to Sunglass Hut weekly, based on the previous week's retail sales. As a result, Sunglass Hut will no longer place future shipment orders for these products except in anticipation of major seasonal sales increases. These changes reduced the Company's reported backlog at September 30, 1997 and December 31, 1997 and will continue to do so for future periods. These system enhancements are the result of the joint efforts of the two companies to achieve the long-term benefits of lower overall inventory levels, while increasing inventory turns and sales at retail.

INFLATION

The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

RECENT ACCOUNTING DEVELOPMENTS

In 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued and are effective for fiscal years beginning after December 15, 1997. The Company is reviewing the impact of the statements on its financial statements.

OTHER MATTERS - YEAR 2000

The Company is assessing the internal readiness of its computer systems for handling the year 2000. The Company expects to successfully implement the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes could have an adverse effect on future results of operations.

FORWARD-LOOKING STATEMENTS

When used in this document, the words "believes", "anticipates", "expects" and similar expressions are intended to identify in certain circumstances forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including risks related to the dependence on sales to Sunglass Hut; the acceptance in the marketplace of new products; the ability to source raw materials at prices favorable to the Company; the ability to develop and introduce innovative products; currency fluctuations; and other risks outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

See Note 9 to the Notes to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 19, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 19, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 19, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 19, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) See page F-1 for a listing of financial statements submitted as part of this report.

(a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are inapplicable, and therefore have been omitted.

(a)(3)    The following exhibits are included in this report.

          3.1 (1)   Articles of Incorporation of the Company
          3.2 (1)   Bylaws of the Company
          3.3 (5)   Amendment No. 1 to the Articles of Incorporation as filed
                    with the Secretary of State of the State of Washington on
                    September 26, 1996
         10.1 (1)   Credit Agreement (the "Credit Agreement"), dated June 20,
                    1995, between Oakley, Inc., Wells Fargo Bank, National
                    Association, and the Lenders named therein
         10.2 (2)   Credit Agreement (the "Amended and Restated Credit
                    Agreement"), dated August 15, 1995, between Oakley, Inc.,
                    Wells Fargo Bank, National Association, as agent and the
                    Lenders named therein
         10.3 (3)   First Amendment to Amended and Restated Credit Agreement
                    dated November 22, 1995 by and among Oakley, Inc., Wells
                    Fargo Bank, National Association, as agent and the Lenders named therein
         10.4 (5)   Second Amendment to Amended and Restated Credit Agreement
                    dated as of October 10, 1996 by and among Oakley, Inc.,
                    Wells Fargo Bank, National Association, as agent and the
                    Lenders named therein
         10.5 (5)   Third Amendment to Amended and Restated Credit Agreement
                    dated as of November 25, 1996 by and among Oakley, Inc.,
                    Wells Fargo Bank, National Association, as agent and the
                    Lenders named therein
         10.6       Fourth Amendment to Amended and Restated Credit Agreement
                    dated as of January 29, 1997 by and among Oakley, Inc.,
                    Wells Fargo Bank, National Association, as agent and the
                    Lenders named therein
         10.7 (6)   Fifth Amendment to Amended and Restated Credit Agreement
                    dated as of March 31, 1997 by and among Oakley, Inc., Wells
                    Fargo Bank, National Association, as agent and the Lenders named therein
         10.8 (6)   Sixth Amendment to Amended and Restated Credit Agreement
                    dated as of March 31, 1997 by and among Oakley, Inc., Wells
                    Fargo Bank, National Association, as agent and the Lenders named therein
         10.9 (7)   Seventh Amendment to Amended and Restated Credit Agreement
                    dated May 14, 1997 by and among Oakley, Inc., Wells Fargo
                    Bank, National Association, as agent and the Lenders named therein
        10.10 (7)   Eighth Amendment to Amended and Restated Credit Agreement
                    dated June 27, 1997 by and among Oakley, Inc., Bank of
                    America National Trust and Savings Association and Union
                    Bank of California N.A.
        10.11 (8)   Ninth Amendment to Amended and Restated Credit Agreement
                    dated September 30, 1997 by and among Oakley, Inc., Bank of
                    America National Trust and Savings Association and Union
                    Bank of California N.A.
        10.12 (1)   Collateral Account Agreement, dated June 20, 1995, between
                    Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement

        10.13 (2)   Collateral Account Agreement, dated August 15, 1995, between
                    Oakley, Inc. and Wells Fargo Bank, National Association, as
                    agent for the Lenders party to the Amended and Restated
                    Credit Agreement
        10.14 (1)   Security Agreement and Chattel Mortgage, dated June 20,
                    1995, between Oakley, Inc. and Wells Fargo Bank, National
                    Association, as agent for the Lenders party to the Credit
                    Agreement
        10.15 (1)   Trademark Collateral Security Agreement, dated June 20,
                    1995, between Oakley, Inc. and Wells Fargo Bank, National
                    Association, as agent for the Lenders party to the Credit
                    Agreement
        10.16 (1)   Patent Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo Bank, National
                    Association, as agent for the Lenders party to the Credit
                    Agreement
        10.17 (1)   Subordination Agreement, dated June 20, 1995, between
                    Oakley, Inc., Buffalo Works, Inc., James H. Jannard and Mike
                    D. Parnell
        10.18 (1)   Employment Agreement, dated as of August 1, 1995, between
                    Oakley, Inc. and Jim Jannard
        10.19 (5)   Amendment No. 1 dated as of July 22, 1996 to Employment
                    Agreement dated as of August 1, 1995, between Oakley, Inc.
                    and Jim Jannard
        10.20 (1)   Employment Agreement, dated as of August 1, 1995, between
                    Oakley, Inc. and Mike Parnell
        10.21 (5)   Amendment No. 1 dated as of May 23, 1996 to Employment
                    Agreement dated as of August 1, 1995, between Oakley, Inc.
                    and Mike Parnell
        10.22 (6)   Amendment No. 2 to employment agreement, dated February 1,
                    1997, between Oakley, Inc. and Mike Parnell
        10.23 (2)   Guaranty, dated August 15, 1995, by the Guarantors named
                    therein and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit
                    Agreement
        10.24 (2)   Shareholder Pledge Agreement (original and English
                    translation), dated August 15, 1995 between Oakley, Inc. and
                    Wells Fargo Bank, National Association, as agent for the
                    Lenders party to the Amended and Restated Credit Agreement
        10.25 (2)   Subordination Agreement, dated August 15, 1995 between the
                    Initial Subordinated Creditors named therein and Wells Fargo
                    Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement
         10.26 (2)  Promissory Note, dated August 8, 1995 between Oakley, Inc.
                    and James H. Jannard
         10.27 (2)  Promissory Note, dated August 8, 1995 between Oakley, Inc.
                    and M. and M. Parnell Revocable Trust
         10.28 (3)  Termination and Release Agreement, dated as of August 15,
                    1995 between Oakley, Inc. and Wells Fargo Bank, National
                    Association, as agents for the Lenders party to the Credit
                    Agreement
         10.29 (5)  Counterpart Subordination Agreement executed by Oakley
                    (U.K.) Ltd. to the Subordination Agreement, dated as of August 15, 1995 between the Initial Subordinated Creditors and Wells Fargo Bank, National Association, as Agent under the Credit Agreement
         10.30 (2)  Agreement, dated July 17, 1995, between Oakley, Inc. and
                    Michael Jordan
         10.31 (1)  Lease, dated September 15, 1988, between OO Partnership and
                    Oakley, Inc.
         10.32 (3)  First Amendment to Lease dated December 31, 1995, by and between Oakley, Inc., and OO Partnership
         10.33 (1)  Agreement, dated July 31, 1995, between OO Partnership and
                    Oakley, Inc.
         10.34 (1)  Lease, dated March 5, 1990, between Weyerhauser Mortgage
                    Company and Oakley, Inc., as amended
         10.35 (1)  Sublease, dated August 17, 1992, between Western Digital
                    Corporation and Oakley, Inc., as amended

         10.36 (1)  Purchase Agreement and Escrow Instructions, dated December
                    9, 1994, between Oakley, Inc. and Foothill Ranch Development Corporation
         10.37 (3)  Oakley, Inc. 1995 Stock Incentive Plan
         10.38 (3)  Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan
         10.39 (3)  Oakley, Inc. Executive Officer Performance Bonus Plan
         10.40 (1)  Employment Agreement, dated as of April 1, 1995, between
                    Oakley, Inc. and Link Newcomb
         10.41 (6)  Employment Agreement, dated as of January 31, 1997, between
                    Oakley, Inc. and Link Newcomb
         10.42 (6)  Amendment No. 1 to employment agreement, dated February 1,
                    1997, between Oakley, Inc. and Link Newcomb
         10.43 (3)  Indemnification Agreement, dated August 1, 1995, between
                    Oakley, Inc. and Jim Jannard
         10.44 (1)  Schedule of indemnification agreements between Oakley, Inc.
                    and each of its directors and executive officers
         10.45 (1)  Standard Form of Agreement between Owner and Project
                    Manager, dated December 30, 1994, between Oakley, Inc. and Snyder Langston
         10.46 (1)  Lease Agreement, dated January 26, 1995, between Oakley
                    Europe, sarl and Investipierre 7 (In French with English translation)
         10.47 (3)  Aircraft Lease Agreement, dated August 10, 1995, between
                    Oakley, Inc. and X, Inc.
         10.48 (3)  Aircraft Lease Agreement, dated August 10, 1995, between
                    Oakley, Inc. and Time Tool Incorporated
         10.49 (1)  Registration Rights Agreement, dated August 1, 1995, between
                    Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
         10.50 (3)  Indemnification Agreement, dated August 9, 1995, between
                    Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
         10.51 (4)  Indemnification Agreement, dated June 6, 1996, between
                    Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust
         10.52 (6)  Employment Agreement, dated as of January 16, 1997, between
                    Oakley, Inc. and Robert Bruning
         10.53 (6)  Pledge Agreement, dated as of January 1997, between Oakley,
                    Inc. and Wells Fargo Bank, National Association, as agent and the Lenders named therein
         10.50 (6)  Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)
         10.54 (6)  Promissory Note, dated March 20, 1997, between Oakley, Inc.
                    and Bank of America National Trust and Savings Association
         10.55 (8)  Consultant Agreement, dated as of August 1, 1997, between
                    Oakley, Inc. and Mike Parnell
         10.56 (8)  Consultant Agreement, dated as of August 1, 1997, between
                    Oakley, Inc. and Jim Jannard
         10.57 (8)  Promissory Note, dated August 7, 1997, between Oakley, Inc.
                    and Bank of America National Trust and Savings Association
         10.58 (8)  Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
         10.59 (8)  Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

         10.59 (8)  Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
         10.60 (8)  Standing Loan Agreement , dated August 7, 1997 between
                    Oakley, Inc. and Bank of America National Trust and Savings Association
         10.61 First Amendment to Standing Loan Agreement, dated January 12, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association
         10.62 Indemnification Agreement, dated October 3, 1997, between Oakley, Inc. and William D. Schmidt
         10.63 Employment Agreement, dated October 6, 1997 between Oakley, Inc. and Thomas A. George
         10.64 Indemnification Agreement, dated October 6, 1997 between Oakley, Inc. and Thomas A. George
         21.1       List of Material Subsidiaries
         23.1       Consent of Deloitte & Touche, LLP, independent auditors
         27.1       Financial Data Schedule


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

(4) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1996.

(5) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(6) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(7) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1997.

(8) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.


(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the fourth quarter of 1997.

(c) See (a) (2) above for a listing of the exhibits included as a part of this report.

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report...........................................

Consolidated Balance Sheets as of December 31, 1996 and 1997 ..........

Consolidated Statements of Income for the Years ended December 31,
1995, 1996 and 1997....................................................

Consolidated Statements of Changes in Shareholders' Equity for the
Years ended December 31, 1995, 1996 and 1997...........................

Consolidated Statements of Cash Flows for the Years ended
December 31, 1995, 1996 and 1997.......................................

Notes to Consolidated Financial Statements.............................

                            INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Oakley, Inc.:

We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

February 6, 1998
Costa Mesa, California

                         OAKLEY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS


                                                                      December 31,
                                                               ------------------------
                                                                   1996        1997
                                                               ----------- ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  8,063    $  2,657
   Accounts receivable, less allowance for
   doubtful accounts of $590 (1996) and
   $551 (1997)                                                    21,084      24,015
   Inventories (Note 3)                                           29,553      26,200
   Other receivables                                               1,465       2,427
   Deferred income taxes (Note 5)                                  5,643       4,829
   Prepaid expenses and other                                      5,822       2,978
                                                               ----------- ------------
     Total current assets                                         71,630      63,106

Property and equipment, net (Note 4)                              72,942     104,230
Deposits                                                           2,193       1,519
Other assets                                                      11,480      12,436
                                                               ----------- ------------
TOTAL ASSETS                                                    $158,245    $181,291
                                                               ----------- ------------
                                                               ----------- ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit (Note 6)                                      $ 18,000    $  2,800
   Accounts payable                                                7,997       6,762
   Accrued expenses and other current liabilities                  9,526       8,666
   Income taxes payable (Note 5)                                    -          1,671
   Current portion long-term debt (Note 6)                          -          1,519
                                                               ----------- ------------
     Total current liabilities                                    35,523      21,418

Deferred income taxes                                              1,285       2,030
Long-term debt, net of current maturities (Note 6)                  -         20,882

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
   Preferred stock, par value $.01 per share; 20,000,000
    shares authorized; no shares issued                             -           -
   Common stock, par value $.01 per share;  200,000,000
    shares authorized;  70,960,012 (1996) and
    70,659,086 (1997) issued and outstanding                         710         707
   Additional paid-in capital                                     58,218      55,170
   Retained earnings                                              62,634      82,238
   Foreign currency translation adjustment                          (125)     (1,154)
                                                               ----------- ------------
     Total shareholders' equity                                  121,437     136,961
                                                               ----------- ------------

   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                       $158,245    $181,291
                                                               ----------- ------------
                                                               ----------- ------------


             See accompanying notes to consolidated financial statements.

                            OAKLEY, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      Year Ended December 31,
                                             --------------------------------------
                                                  1995        1996          1997
                                             ------------ ------------ ------------
Net sales (Note 10)                           $  172,752  $   218,566  $   193,984
Cost of goods sold                                50,295       66,790       75,393
                                             ------------ ------------ ------------
   Gross profit                                  122,457      151,776      118,591

Operating expenses:
   Research and development                       16,774        4,782        3,825
   Selling                                        36,776       48,092       53,007
   Shipping and warehousing                        4,678        6,507        5,721
   General and administrative                     15,753       18,513       23,032
   Gain on disposition of
    property and equipment (Note 8)               (4,794)           -            -
                                             ------------ ------------ ------------
      Total operating expenses                    69,187       77,894       85,585
                                             ------------ ------------ ------------

Operating income                                  53,270       73,882       33,006

Interest expense (income), net                       273         (781)       1,181
                                             ------------ ------------ ------------
Income before provision for income taxes          52,997       74,663       31,825
Provision for income taxes (Note 5)                7,830       28,670       12,221
                                             ------------ ------------ ------------
Net income                                    $   45,167  $    45,993  $    19,604
                                             ------------ ------------ ------------
                                             ------------ ------------ ------------

Basic net income per common share                         $      0.64  $      0.28
                                                          ------------ ------------
                                                          ------------ ------------
Basic weighted average common shares                       71,324,000   70,659,000
                                                          ------------ ------------
                                                          ------------ ------------

Diluted net income per common share                       $      0.64  $      0.28
                                                          ------------ ------------
                                                          ------------ ------------
Diluted weighted average common shares                     71,728,000   70,700,000
                                                          ------------ ------------
                                                          ------------ ------------

Supplemental data (unaudited) (Note 1):
   Historical income before provision
      for income taxes                        $   52,997
   Supplemental provision for income taxes        20,854
                                             ------------
   Supplemental net income                    $   32,143
                                             ------------
                                             ------------



                                     OAKLEY, INC.

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (in thousands, except share data)



                                                                                                          Cumulative
                                                                                                           foreign
                                                    Common Stock                                           currency
                                            ----------------------------    Additional       Retained     translation
                                               Shares           Amount    Paid-in Capital    Earnings      gain(loss)      Total
                                            ------------      ----------  ---------------  -----------   -------------  ----------

Balance as of January 1, 1995                65,002,000          $  18       $      -      $  33,204      $     (89)    $  33,133

   Issuance of common shares                  6,600,000            347         68,713              -              -        69,060
   Reclassification of undistributed
    taxable S corporation earnings (Note 8)           -              -         (5,080)         5,080              -             -
   Contributed capital                         (202,000)            (8)           794              -              -           786
   Net income                                         -              -              -         45,167              -        45,167
   S corporation dividends                            -              -              -        (66,453)             -       (66,453)
   Foreign currency translation                       -              -              -              -             16            16
                                            ------------      ----------  ---------------  -----------   -------------  ----------
Balance as of December 31, 1995              71,400,000            357         64,427         16,998            (73)       81,709

   Stock split (Note 8)                             357              -           (357)             -              -
   Exercise of stock options (Note 8)            12,112              -            139              -              -           139
   Repurchase of common shares (Note 8)        (452,100)            (4)        (6,393)             -              -        (6,397)
   Compensatory stock options                         -              -             45              -              -            45
   Net income                                         -              -              -         45,993              -        45,993
   Foreign currency translation                       -              -              -              -            (52)          (52)
                                            ------------      ----------  ---------------  -----------   -------------  ----------
Balance as of December 31, 1996              70,960,012            710         58,218         62,634           (125)      121,437

   Exercise of stock options (Note 8)             3,074              -             36              -              -            36
   Repurchase of common shares (Note 8)        (304,000)            (3)        (3,197)             -              -        (3,200)
   Compensatory stock options                         -              -            113              -              -           113
   Net income                                         -              -              -         19,604              -        19,604
   Foreign currency translation                       -              -              -              -         (1,029)       (1,029)
                                            ------------      ----------  ---------------  -----------   -------------  ----------
Balance as of December 31, 1997              70,659,086          $ 707       $ 55,170      $  82,238      $  (1,154)    $ 136,961
                                            ------------      ----------  ---------------  -----------   -------------  ----------
                                            ------------      ----------  ---------------  -----------   -------------  ----------




             See accompanying notes to consolidated financial statements.

                            OAKLEY, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                      Year ended December 31,
                                                             ---------------------------------------
                                                                 1995          1996           1997
                                                             ----------     ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  45,167      $  45,993     $  19,604
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                              7,393          8,987        12,982
      Deferred compensation                                          -             45           113
      (Loss) gain on disposition of equipment                   (5,286)          (156)          334
      Deferred income taxes, net                                (3,752)          (606)        1,559
      Changes in assets and liabilities, net of
         effects of business acquisitions:
          Accounts receivable                                   (4,885)         1,964        (2,921)
          Inventories                                          (12,035)        (8,143)        3,727
          Other receivables                                        621         (1,117)         (962)
          Prepaid expenses and other                            (1,071)        (4,091)        2,844
          Accounts payable                                      (2,562)          (637)       (1,615)
          Accrued expenses and other current liabilities         3,025            327        (1,067)
          Income taxes payable                                   2,029         (2,029)        1,671
                                                             ----------     ---------     ----------
          Net cash provided by operating activities             28,644         40,537        36,269

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposits                                                        689            961           674
   Acquisitions of property and equipment                      (33,239)       (38,642)      (43,796)
   Proceeds from sale of property and equipment                    412            697           250
   Acquisitions (Note 2)                                             -        (14,223)       (2,600)
   Other assets                                                      -         (2,454)          789
                                                             ----------     ---------     ----------
          Net cash used in investing activities                (32,138)       (53,661)      (44,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings                                57,049         18,000        42,800
   Repayments of bank borrowings                               (60,349)             -       (35,599)
   Repayments of S distribution notes                                -           (263)            -
   Net proceeds from issuance of common shares                  69,060            139            36
   Contribution of capital                                         786              -             -
   Repurchase of common shares                                       -         (6,397)       (3,200)
   S corporation dividends paid                                (55,000)             -             -
                                                             ----------     ---------     ----------
          Net cash provided by financing activities             11,546         11,479         4,037

Effect of exchange rate changes on cash                             16            (52)       (1,029)
                                                             ----------     ---------     ----------
Net increase (decrease) in cash and cash equivalents             8,068         (1,697)       (5,406)
Cash and cash equivalents, beginning of period                   1,692          9,760         8,063
                                                             ----------     ---------     ----------
Cash and cash equivalents, end of period                     $   9,760      $   8,063     $   2,657
                                                             ----------     ---------     ----------
                                                             ----------     ---------     ----------

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest (net of amounts capitalized)                  $     585          $  58      $  1,390
                                                             ----------     ---------     ----------
                                                             ----------     ---------     ----------
      Income taxes (net of refunds received)                 $   9,257      $  34,249      $  6,550
                                                             ----------     ---------     ----------
                                                             ----------     ---------     ----------

During the year ended December 31, 1995, the Company distributed aircraft to shareholders with a fair value of $11.2 million in the form of a dividend. At December 31, 1995, the Company had unpaid S distribution notes with an estimated balance of $0.3 million.


                   See accompanying notes to consolidated financial statements.

                                    OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

     DESCRIPTION OF BUSINESS - The Company is an innovation-driven designer, manufacturer and distributor of high-performance eyewear and athletic equipment. The Company's principal strength is its ability to develop eyewear which demonstrates superior optical performance and comfort through the combination of patented technology and unique styling. The Company has focused on innovation for sports application eyewear, and its products are worn by a variety of athletes, such as skiers, cyclists, runners, surfers, golfers, basketball and baseball players and motocross riders. In addition, the Company's products, which are currently sold in over 70 countries worldwide, have become increasingly popular in the larger nonsports, or recreational, segment of the sunglass market.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Oakley, Inc. (a Washington corporation, which succeeded to all the assets and liabilities of Oakley, Inc., a California corporation) and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - For purposes of the consolidated financial statements, investments purchased with an original maturity of three months or less are considered cash equivalents.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives (generally three to seven years for property and equipment and 39 years for buildings) of the respective assets or, as to leasehold improvements, the term of the related lease if less than the estimated service life.

     INTANGIBLE ASSETS - The excess of cost over fair market value of net identifiable assets of acquired companies and other intangible assets of $8,767,000 in 1996 and $10,870,000 in 1997 included in other assets in the accompanying balance sheet are amortized on a straight-line basis over periods ranging from ten to fifteen years. The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 1997.

     LONG-LIVED ASSETS - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 1997, no impairment has been indicated.

     REVENUE RECOGNITION - Revenue is recognized when merchandise is shipped to a customer. Generally the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

                                   OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


     FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, consisting of cash and cash equivalents, trade accounts receivables and accounts payable, approximates fair value due to the short period of time between origination of the instruments and their expected realization. Management also believes the carrying amount of balances outstanding under the credit agreements equals fair value as the underlying interest rates reflect market rates.

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

     FOREIGN CURRENCY TRANSLATION - The Company's primary functional currency is the U.S. dollar, while the functional currency of each of the Company's subsidiaries is the local currency of the subsidiary. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. (Note 9)

     SUPPLEMENTAL NET INCOME - Supplemental net income represents the results of operations adjusted to reflect a provision for income tax on historical income before provision for income taxes which gives effect to the change in the Company's income tax status to a C corporation subsequent to the public sale of its common stock. The difference between the pro forma income tax rates utilized and the Federal statutory rate of 35% relates primarily to state income taxes (approximately 5%, net of federal tax benefit).

     STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     EARNINGS PER SHARE - The Company has adopted SFAS No. 128, "Earnings Per Share." All earnings per share amounts have been restated to conform to SFAS
No. 128.   Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 1996 and 1997, the diluted weighted average common shares outstanding includes 404,000 and 41,000, respectively, of dilutive stock options.

      NEW ACCOUNTING PRONOUNCEMENTS - In 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued and are effective for fiscal years beginning after December 15, 1997. The Company is reviewing the impact of these statements on its financial statements.

                                  OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     RECLASSIFICATIONS - Certain reclassifications have been made to prior period financial statements to conform to the presentation for the financial statements for the period ended December 31, 1997.

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

In addition, the Company has experienced significant growth under several measurements which has placed, and could continue to place, a significant strain on its employees and operations. If management is unable to anticipate or manage growth effectively, the Company's operating results could be materially adversely affected.

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

     VULNERABILITY DUE TO CUSTOMER CONCENTRATIONS - Net sales to a sunglass specialty retail chain accounted for approximately 28.8%, 31.0% and 21.5% of such sales for the years ended December 31, 1995, 1996 and 1997, respectively.

                                  OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


NOTE 2 -  ACQUISITIONS

During 1996, the Company acquired its exclusive distributor for the Company's products in the United Kingdom and Ireland ("Oakley U.K.") and a facility for the production of a new product line for an aggregate purchase price of approximately $14.2 million. During 1997, the Company acquired One Xcel, a company that designs, markets and distributes protective face shields for use with sports helmets, for an aggregate purchase price of approximately $2.6 million. All such acquisitions were recorded using the purchase method of accounting and the results of operations from the date of acquisition have been included in the Company's respective 1996 and 1997 financial statements. The excess of the purchase price over the fair values of the net assets acquired has been allocated to intangible assets, which are included in the caption "Other assets" in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over a period of ten to fifteen years. Had the acquisitions occurred on January 1, 1995, combined pro forma net sales, net income and net income per common share would not have been materially different from that currently being reported.

NOTE 3 -  INVENTORIES

Inventories consist of the following at December 31,:

                                          1996             1997
                                    ---------------  ----------------
Raw materials                        $  16,039,000    $  11,814,000
Finished goods                          13,514,000       14,386,000
                                    ---------------  ----------------
                                     $  29,553,000    $  26,200,000
                                    ---------------  ----------------
                                    ---------------  ----------------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31,:


                                           1996           1997
                                    ---------------  ----------------
Land                                 $   9,008,000    $  8,999,000
Buildings                                2,191,000      51,915,000
Automobiles and vans                       772,000         752,000
Furniture and equipment                 52,044,000      70,473,000
Tooling                                  4,880,000       6,490,000
Leasehold improvements                   3,713,000         511,000
Construction in progress                28,580,000            -
                                    ---------------  ----------------
                                       101,188,000     139,140,000

Less accumulated depreciation
  and amortization                      28,246,000      34,910,000
                                    ---------------  ----------------
                                     $  72,942,000    $104,230,000
                                    ---------------  ----------------
                                    ---------------  ----------------

                                   OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


NOTE 5 -  INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31,:


                                       1995          1996             1997
                                  -------------  -------------   -------------
Current:
  Federal                         $  6,756,000    $22,535,000    $  7,228,000
  State                              2,063,000      5,727,000       2,234,000
  Foreign                            1,443,000      1,082,000       1,200,000
                                  -------------  -------------   -------------
                                    10,262,000     29,344,000      10,662,000

Deferred:
  Federal                           (2,081,000)      (956,000)      1,538,000
  State                               (351,000)       282,000          21,000
                                  -------------  -------------   -------------
                                    (2,432,000)      (674,000)      1,559,000
                                  -------------  -------------   -------------
                                  $  7,830,000    $28,670,000     $12,221,000
                                  -------------  -------------   -------------
                                  -------------  -------------   -------------

A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:


                                                              1995           1996            1997
                                                         -------------  -------------   -------------
Tax at U.S. Federal statutory rates                      $ 18,549,000    $26,132,000    $  11,138,000
State income taxes, net                                     1,316,000      3,905,000        1,466,000
Recording of deferred income tax assets
  in connection with the conversion to C Corporation       (1,600,000)
S corporation earnings not subject to Federal tax         (10,301,000)
Foreign sales corporation benefit,
  net of foreign tax rate differential                           -        (1,807,000)        (928,000)
Other, net                                                   (134,000)       440,000          545,000
                                                         -------------  -------------   -------------
                                                         $  7,830,000    $28,670,000    $  12,221,000
                                                         -------------  -------------   -------------
                                                         -------------  -------------   -------------


                                  OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

                                                      1996            1997
                                                 -------------   -------------
Deferred tax assets:
     Warranty reserve                            $  1,267,000    $  1,434,000
     Uniform capitalization                           509,000         609,000
     Sales returns reserve                            736,000         810,000
     State taxes                                    1,880,000         601,000
     Inventory reserve                                258,000         730,000
     Allowance for doubtful accounts                  179,000         172,000
     Other                                            814,000         473,000
                                                 -------------   -------------
         Total deferred tax assets                  5,643,000       4,829,000

Deferred tax liabilities:
     Depreciation                                  (1,285,000)     (2,030,000)
                                                 -------------   -------------
Net deferred tax assets                          $  4,358,000    $  2,799,000
                                                 -------------   -------------
                                                 -------------   -------------

NOTE 6 -  DEBT

     LINE OF CREDIT - The Company has a $30.0 million unsecured line of credit with a bank syndicate which bears interest at either the bank's prime lending rate (8.50% at December 31, 1997) or LIBOR plus 1.00% (6.94% at December 31, 1997), as defined in the credit agreement, and matures June 1999. At December 31, 1997, there was $2.8 million in borrowings outstanding under the credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 1997, the Company was in compliance with all restrictive covenants and financial ratios.

     LONG TERM DEBT - In August 1997, the Company obtained a term loan collateralized by the Company's corporate facility. The term loan requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.15% (7.09% at December 31, 1997) for five years. The then outstanding balance payable is due in September 2002. At December 31, 1997, the outstanding balance under the term loan was $22.4 million.

                                    OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LEASES - The Company is committed under noncancelable operating leases expiring at various dates through 2001 for certain offices, warehouse facilities, production facilities and aircraft. The aircraft are leased from entities controlled by officers and shareholders of the Company. Minimum future annual rentals under these leases are as follows:

        Year Ending
        December 31,              Related Party      Other        Total
-----------------------------    --------------  ------------  -----------
1998                              $  124,000     $  732,000    $  856,000
1999                                 124,000        644,000       768,000
2000                                  91,000        308,000       399,000
2001                                  10,000          1,000        11,000
                                 --------------  ------------  -----------
  Total                           $  349,000     $1,685,000    $2,034,000
                                 --------------  ------------  -----------
                                 --------------  ------------  -----------

Prior to the Company's relocation in 1997, certain offices were leased on a month-to-month basis from an officer and a shareholder. Rent expense is summarized as follows for the years ended December 31,:

                                       1995            1996           1997
                                  --------------  -------------  -------------
Related parties                   $    421,500     $  383,000    $    114,000
Other                                  819,500      1,219,000       1,378,000
                                 ---------------  -------------  -------------
  Total                           $  1,241,000     $1,602,000    $  1,492,000
                                 ---------------  -------------  -------------
                                 ---------------  -------------  -------------

     PURCHASE COMMITMENTS - In March 1997, the Company entered into a four-year exclusive dealing agreement with its lens blank supplier and the supplier's French parent, pursuant to which the Company received the exclusive right to purchase decentered sunglass lenses, in return for the Company's agreement to fulfill all its lens requirements, subject to certain exceptions, from such supplier. The Company expects its minimum obligations under the term of this agreement to be 18.5 million units, with an aggregate estimated purchase price of between $50.0 million and $55.0 million.

     EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has entered into employment and consulting agreements with certain employees of the Company which have terms of two to four years. The agreements require minimum aggregate compensation to the respective officers. Additionally, the officers participate in a performance bonus plan, and the employment agreements establish minimum bonus targets for such employees.

                                    OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


     ENDORSEMENT CONTRACTS - The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company's products. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:


  Year Ending
  December 31,
--------------
1998                  $  3,870,000
1999                     2,282,000
2000                       929,000
2001                       505,000
2002                       500,000
Thereafter               1,000,000
                      -------------
Total                 $  9,086,000
                      -------------
                      -------------

Included in such amounts is an annual retainer of $0.5 million through 2005 for a director of the Company.

     LITIGATION - During December 1996, three putative class action lawsuits ("the California Securities Actions") were filed in the California Superior Court for the County of Orange against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders of (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act. Pursuant to a court order sustaining demurrers to certain claims and to an agreement with plaintiffs to dismiss certain other claims, the only claim remaining in the California Securities Actions is a claim for purported violations of the antifraud provision of the California Corporation Code with respect to two of the Company's officers and directors. In March 1997, the Company was named as a nominal defendant in a putative derivative action against two of the Company's officers and directors based on substantially the same allegations as those in the California Securities Actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. On February 4, 1998, the court entered a final order of dismissal of the putative derivative action. The Company does not know whether the derivative plaintiff plans to appeal the court's final order. During October, November and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division against the Company, three of its officers and directors and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. Although it is too soon to predict the outcome of the California Securities Actions or the Federal Securities Actions with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

                                  OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a significant effect on the accompanying consolidated financial statements.

NOTE 8 - SHAREHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING - In August 1995, the Company completed an initial public offering of 6,600,000 shares of the Company's common stock for $11.50 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $69.1 million.

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

     STOCK REPURCHASE - In October 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million shares of the Company's common stock. As of December 31, 1997, the Company had repurchased 756,100 shares at an aggregate cost of approximately $9.6 million.

     STOCK INCENTIVE PLAN - The Company's 1995 Stock Incentive Plan (the "Plan") provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. A total of 5,712,000 shares have been reserved for issuance under the Plan. At December 31, 1997, stock options for 760,822 shares were exercisable and 2,423,808 shares were available for issuance pursuant to stock option grants.

                                    OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


The following table summarizes information with respect to the Plan for the years ended December 31, 1995, 1996 and 1997:

                                                      Option       Weighted Average
                                                      shares        Exercise Price
                                                   -----------     --------------
Outstanding at January 1, 1995                            -

Granted  (weighted average fair value $1.88)        1,254,154           $  11.53
Canceled                                               (3,732)          $  11.50
                                                    ----------
Exercised                                                 -

Outstanding at December 31, 1995                    1,250,422           $  11.53

Granted  (weighted average fair value $5.54)          856,436           $  12.17
Canceled                                              (78,954)          $  13.78
Exercised                                             (12,112)          $  11.50
                                                    ----------
Outstanding at December 31, 1996                    2,015,792           $  11.73

Granted  (weighted average fair value $4.99)        1,445,329           $   9.65
Canceled                                             (137,723)          $  11.07
Exercised                                              (3,074)          $  11.50
                                                    ----------
Outstanding at December 31, 1997                    3,320,324           $  10.85
                                                    ----------
                                                    ----------

Additional information regarding options outstanding as of December 31, 1997 is as follows:


                                       Options Outstanding           Options Exercisable
                                 -----------------------------   ---------------------------
                                 Weighted Avg
                                  Remaining
    Range of          Number      Contractual    Weighted Avg      Number      Weighted Avg
 Exercise Prices    Outstanding    Life (yrs)   Exercise Price   Exercisable  Exercise Price
 ----------------   -----------  -------------  --------------   -----------  --------------
 $   8.50 - 10.81   1,362,315          9.73        $   9.53         8,499        $   8.50
 $  11.50 - 12.50   1,892,290          8.14        $  11.55       726,163        $  11.53
 $  14.25 - 25.19      65,719          8.51        $  17.86        27,210        $  18.81


As disclosed in Note 1, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based awards. No compensation expense has been recognized in the financial statements for employee stock arrangements. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in accounting for stock-based awards as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the

                                  OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life: 36 to 60 months; stock volatility, 9.4% - 63.5% in 1995, 45.7% - 77.4% in 1996 and 54.5% -
71.3% in 1997; risk-free interest rates, 5.5% in 1995, 1996 and 1997; no dividends during the expected term and forfeitures are recognized as they occur.

If the computed fair value of the 1995, 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, net income would have been $45,017,000 in 1995, $45,531,000 in 1996 and $18,117,000 in 1997.
The basic and diluted earnings per share on such basis would have been $0.64 in 1996 and $0.26 in 1997.

NOTE 9 -  HEDGING ACTIVITIES

Certain of the Company's foreign subsidiaries enter into derivative financial instruments, including foreign currency forward exchange contracts, to manage foreign exchange risk on foreign currency transactions and do not use the contracts for trading purposes. These financial instruments are used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Gains and losses related to hedges of firmly committed transactions are deferred and recognized when the hedged transaction occurs. Gains and losses resulting from foreign currency contracts which are not hedges of firmly committed transactions are recorded each period to the consolidated statement of income.

A summary of forward exchange contracts is as follows:

                                                 December 31, 1997
                                 ---------------------------------------------
                                   U.S. Dollar                         Fair
                                   Equivalent       Maturity           Value
                                 -------------   --------------    -----------
French francs                     $    150,000   January 1998      $  153,000
French francs                          600,000   February 1998        613,000
French francs                          600,000   March 1998           613,000
German marks                         1,200,000   January 1998       1,222,000
German marks                         1,200,000   February 1998      1,222,000
German marks                         1,050,000   March 1998         1,069,000
British pounds                         700,000   April 1998           699,000
British pounds                       1,900,000   July 1998          1,903,000
British pounds                       1,650,000   October 1998       1,657,000
British pounds                         750,000   January 1999         755,000
                                 -------------                     -----------
                                  $  9,800,000                     $9,906,000
                                 -------------                     -----------
                                 -------------                     -----------

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 1997, each of the contracts was recorded at fair market value and the resulting gains and losses were recorded to the consolidated statements of income.

                                    OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


NOTE 10 - NET SALES

Net sales are summarized as follows for the years ended December 31,:

                                      1995           1996            1997
                                  ------------   ------------    ------------
         Domestic                 $115,202,000   $139,459,000    $113,942,000
         International              57,550,000     79,107,000      80,042,000
                                  ------------   ------------    ------------
                                  $172,752,000   $218,566,000    $193,984,000
                                  ------------   ------------    ------------
                                  ------------   ------------    ------------

NOTE 11 - DOMESTIC AND FOREIGN OPERATIONS

The Company has one business segment which consists of the design, manufacture and sale of high-performance eyewear and athletic equipment. Information related to domestic and foreign operations is as follows:



                                                                   1995
                              ----------------------------------------------------------------------------
                                                              (in thousands)
                                             Continental
                                   U.S.         Europe     Other Countries    Eliminations   Consolidated
                              -----------    -----------   ---------------    ------------   -------------
Net sales                     $  175,375      $  20,482         $  154        $  (23,259)    $  172,752
Operating income                  49,830          3,718             18              (296)        53,270
Net income                        43,126          2,319             18              (296)        45,167
Identifiable assets               92,406          7,918            619            (3,218)        97,725

                                                                   1996
                              ----------------------------------------------------------------------------
                                                              (in thousands)
                                             Continental
                                   U.S.         Europe     Other Countries    Eliminations   Consolidated
                              -----------    -----------   ---------------    ------------   -------------
Net sales                     $  206,032      $  28,816       $  2,494         $(18,776)      $218,566
Operating income                  73,139          2,883            (77)          (2,063)        73,882
Net income                        46,276          1,729            (78)          (1,934)        45,993
Identifiable assets              148,658         11,630          5,991           (8,034)       158,245

                                                                   1997
                              ----------------------------------------------------------------------------
                                                              (in thousands)
                                             Continental
                                   U.S.         Europe     Other Countries    Eliminations   Consolidated
                              -----------    -----------   ---------------    ------------   -------------
Net sales                     $  167,555      $  30,442      $  16,300         $(20,313)       $193,984
Operating income                  29,230          1,224          1,950              602          33,006
Net income                        16,753            850          1,399              602          19,604
Identifiable assets              174,813         10,638         10,074          (14,234)        181,291



                                    OAKLEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)



                                              First      Second        Third        Fourth
                                             Quarter     Quarter      Quarter       Quarter
                                            ---------   ---------    ---------    ----------
Year ended December 31, 1996:
  Net sales                                 $  48,706   $  62,764    $  67,785    $  39,311
  Gross profit                                 34,064      44,655       47,705       25,352
  Income before provision for income taxes     17,842      25,662       25,411        5,748
  Net income                                   10,973      15,738       15,653        3,629
  Basic net income per share                $    0.15   $    0.22    $    0.22    $    0.05
  Diluted net income per share              $    0.15   $    0.22    $    0.22    $    0.05

Year ended December 31, 1997:
  Net sales                                 $  34,403   $  55,150    $  59,418    $  45,013
  Gross profit                                 19,656      36,055       36,048       26,832
  Income before provision for income taxes        893      14,363       11,064        5,505
  Net income                                      550       8,848        6,815        3,391
  Basic net income per share                $    0.01   $    0.13    $    0.10    $    0.05
  Diluted net income per share              $    0.01   $    0.13    $    0.10    $    0.05


                            OAKLEY, INC. AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFIYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997



                                                              Additions
                                              Balance at      charged to                                Balance
                                              beginning       costs and                                at end of
                                              of period        expense     Deductions     Adjustments    period
                                             ----------     -----------   ------------   ------------ -----------
For the year ended December 31, 1995:
  Allowance for doubtful accounts            $  271,000     $  406,000     $  (86,000)    $     -     $  591,000
                                             ----------     -----------   ------------   ------------ -----------
                                             ----------     -----------   ------------   ------------ -----------

  Inventory reserve                          $     -        $  400,000     $     -        $     -     $  400,000
                                             ----------     -----------   ------------   ------------ -----------
                                             ----------     -----------   ------------   ------------ -----------

For the year ended December 31, 1996:
  Allowance for doubtful accounts            $  591,000     $     -        $   (1,000)    $     -     $  590,000
                                             ----------     -----------   ------------   ------------ -----------
                                             ----------     -----------   ------------   ------------ -----------

  Inventory reserve                          $  400,000     $  200,000     $     -        $     -     $  600,000
                                             ----------     -----------   ------------   ------------ -----------
                                             ----------     -----------   ------------   ------------ -----------

For the year ended December 31, 1997:
  Allowance for doubtful accounts            $  590,000     $   12,000     $  (31,000)    $  (20,000) $  551,000
                                             ----------     -----------   ------------   ------------ -----------
                                             ----------     -----------   ------------   ------------ -----------

  Inventory reserve                          $  600,000     $1,125,000     $     -        $     -     $1,725,000
                                             ----------     -----------   ------------   ------------ -----------
                                             ----------     -----------   ------------   ------------ -----------


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             OAKLEY, INC.

By:  /s/  Jim Jannard
     ----------------------
          Jim Jannard
     CHAIRMAN AND PRESIDENT

Date:  March 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                  Title                            Date
     ---------                  -----                            ----

/s/ Jim Jannard          Chairman and President             March  19, 1998
---------------------    (Principal Executive Officer)
    Jim Jannard

/s/ Mike Parnell         Vice Chairman and Director         March  19, 1998
---------------------
    Mike Parnell

/s/ Link Newcomb         Chief Executive Officer            March  19, 1998
---------------------    and Director
    Link Newcomb

/s/ Thomas George        Chief Financial Officer            March  19, 1998
---------------------    (Principal Accounting Officer)
    Thomas George

/s/ Irene Miller         Director                           March  19, 1998
---------------------
    Irene Miller

/s/ Orin Smith           Director                           March  19, 1998
---------------------
    Orin Smith

/s/ Michael Jordan       Director                           March  19, 1998
---------------------
    Michael Jordan

/s/ William Schmidt      Director                           March  19, 1998
---------------------
    William Schmidt