Form 10-K/A
period 1997-12-31
OAKLEY INC
filed 1998-04-16
CIK 946356

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                   FORM 10-K / A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission File Number: 1-13848

                                     OAKLEY, INC.
                (Exact name of registrant as specified in its charter)

               Washington                              95-3194947
               ----------                              ----------
     (State or other jurisdiction of              (IRS Employer ID No.)
      incorporation or organization)

               One Icon
       Foothill Ranch, California                           92610
       --------------------------                           -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (714) 951-0991
                                                     --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS
Common stock, par value $.01 per share
--------------------------------------

NAME OF EACH EXCHANGE ON WHICH REGISTERED
        New York Stock Exchange
        -----------------------

Securities registered pursuant to section 12(g) of the Act:   None
                                                              ----
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the 90 days.  Yes         No   X
                                          ----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 13, 1998: $354,534,233

Number of shares of common stock, $.01 par value, outstanding as of the close of business on March 13, 1998: 70,662,720 shares

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 1998 Annual Shareholders Meeting are incorporated by reference into Part III herein.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                        Date
     ---------                     -----                        ----

/s/ Thomas George             Chief Financial Officer           April  13, 1998
-----------------          (Principal Accounting Officer)
   Thomas George