Form 10-Q
period 1998-03-31
OAKLEY INC
filed 1998-05-13
CIK 946356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13848

                                  OAKLEY INC.

             (Exact name of registrant as specified in its charter)

                 WASHINGTON                            95-3194947
          (State of incorporation)          (IRS Employer Identification No.)

    ONE ICON, FOOTHILL RANCH, CALIFORNIA                  92610
  (Address of principal executive offices)             (zip code)

                                 (714) 951-0991
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on May 7, 1998 was 70,666,266 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    OAKLEY, INC.
                                 INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of December 31, 1997
   and March 31, 1998 (unaudited).....................................       3

Consolidated Statements of Income for the three-month periods
  ended March 31, 1997 and 1998 (unaudited)...........................       4

Consolidated Statements of Cash Flows for the three-month periods
  ended March 31, 1997 and 1998 (unaudited)...........................       5

Notes to Consolidated Financial Statements............................     6-8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations...........................................    9-12

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...      12

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings............................................   13-16

ITEM 2 - Changes in Securities and Use of Proceeds....................      16

ITEM 3 - Defaults Upon Senior Securities..............................      16

ITEM 4 - Submission of Matters to a Vote of Security Holders..........      16

ITEM 5 - Other Information............................................      16

ITEM 6 - Exhibits and Reports on Form 8-K.............................      17

Signatures............................................................      18

Exhibits..............................................................      19

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                    OAKLEY, INC.

                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                       ASSETS

                                                          December 31,1997    March 31, 1998
                                                          ----------------    --------------
                                                                                (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                               $   2,657          $   2,511
     Accounts receivable, less allowance for
       doubtful accounts of $551 (1997), $457 (1998)            24,015             25,460
     Inventories (Note 2)                                       26,200             26,714
     Other receivables                                           2,427              2,752
     Deferred income taxes                                       4,829              4,829
     Prepaid expenses                                            2,978              2,787
                                                             ---------          ---------
       Total current assets                                     63,106             65,053

Property and equipment, net                                    104,230            107,447
Deposits                                                         1,519                557
Other assets                                                    12,436             14,198
                                                             ---------          ---------

TOTAL ASSETS                                                 $ 181,291          $ 187,255
                                                             ---------          ---------
                                                             ---------          ---------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit (Note 3)                                 $   2,800          $     -
     Accounts payable                                            6,762             14,259
     Accrued expenses and other current liabilities              8,666              8,438
     Income taxes payable                                        1,671              2,364
     Current maturities of long-term debt (Note 3)               1,519              1,519
                                                             ---------          ---------
         Total current liabilities                              21,418             26,580

     Deferred income taxes                                       2,030              2,030
     Long-term debt, net of current maturities  (Note 3)        20,882             20,502

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01 per share:  20,000,000
       shares authorized; no shares issued                         -                  -
     Common stock, par value $.01 per share:  200,000,000
       shares authorized; 70,659,086 (1997) and
       70,662,720 (1998) issued and outstanding                    707                707
     Additional paid-in capital                                 55,170             55,245
     Retained earnings                                          82,238             83,549
     Foreign currency translation adjustment                    (1,154)            (1,358)
                                                             ---------          ---------
       Total shareholders' equity                              136,961            138,143
                                                             ---------          ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                       $ 181,291          $ 187,255
                                                             ---------          ---------
                                                             ---------          ---------

            See accompanying notes to consolidated financial statements.

                                    OAKLEY, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                     1997           1998
                                                                   --------       --------
Net sales                                                          $ 34,403       $ 41,000
Cost of goods sold                                                   14,747         16,182
                                                                   --------       --------
     Gross profit                                                    19,656         24,818

Operating expenses:
     Research and development                                           551          1,199
     Selling                                                         12,010         13,499
     Shipping and warehousing                                         1,253          1,400
     General and administrative                                       5,007          6,214
                                                                   --------       --------
           Total operating expenses                                  18,821         22,312

Operating income                                                        835          2,506

Interest (income) expense, net                                          (58)           378
                                                                   --------       --------
Income before provision for income taxes                                893          2,128
Provision for income taxes                                              343            817
                                                                   --------       --------
Net income                                                         $    550       $  1,311
                                                                   --------       --------
                                                                   --------       --------


Basic net income per common share                                  $   0.01       $   0.02
                                                                   --------       --------
                                                                   --------       --------
Basic weighted average common shares                                 70,656         70,663
                                                                   --------       --------
                                                                   --------       --------

Diluted net income per common share                                $   0.01       $   0.02
                                                                   --------       --------
                                                                   --------       --------
Diluted weighted average common shares                               70,669         70,769
                                                                   --------       --------
                                                                   --------       --------

            See accompanying notes to consolidated financial statements.

                                    OAKLEY, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS) (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1997            1998
                                                                     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                       $     550      $   1,311

     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                   2,984          3,550
          Deferred compensation                                              21             33
          Loss on disposition of equipment                                   19              3
          Changes in assets and liabilities, net of effects of
          business acquisitions:
              Accounts receivable                                        (1,278)        (1,445)
              Inventories                                                   780           (514)
              Other receivables                                          (1,296)          (325)
              Prepaid expenses and other                                  1,311            191
              Accounts payable                                            1,002          7,497
              Accrued expenses and other current liabilities             (1,770)          (228)
              Income taxes payable                                          519            693
                                                                     -----------     ------------

       Net cash provided by operating activities                          2,842         10,766

CASH FLOWS FROM INVESTING ACTIVITIES:
          Deposits                                                         (311)           962
          Acquisitions of property and equipment                        (18,888)        (6,523)
          Proceeds from sale of property and equipment                      106            -
          Other assets                                                    1,250         (2,009)
                                                                     -----------     ------------

       Net cash used in investing activities                            (17,843)        (7,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from bank borrowings                                  41,000            -
          Repayments of bank borrowings                                 (28,000)        (3,180)
          Net proceeds from issuance of common shares                                       42
          Repurchase of common shares                                    (3,193)           -
                                                                     -----------     ------------

       Net cash provided by (used in) financing activities                9,807         (3,138)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (487)          (204)

NET DECREASE
     IN CASH AND CASH EQUIVALENTS                                        (5,681)          (146)
CASH AND CASH EQUIVALENTS, beginning of period                            8,063          2,657
                                                                     -----------     ------------

CASH AND CASH EQUIVALENTS, end of period                              $   2,382      $   2,511
                                                                     -----------     ------------
                                                                     -----------     ------------

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of December 31, 1997 and March 31, 1998 and the statements of income and cash flows for the three month periods ended March 31, 1997 and 1998. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1998.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                     December 31, 1997    March 31, 1998
                                     -----------------    --------------
     Raw Materials                      $11,814,000        $11,989,000
     Finished Goods                      14,386,000         14,725,000
                                        -----------        -----------
                                        $26,200,000        $26,714,000
                                        -----------        -----------
                                        -----------        -----------

NOTE 3 - FINANCING ARRANGEMENTS

LINE OF CREDIT - The Company has a $30.0 million unsecured line of credit with a bank syndicate which bears interest at either the bank's prime lending rate (8.5% at March 31, 1998) or LIBOR plus 1.00% (6.66% at March 31, 1998), as defined in the credit agreement, and matures June 1999. At March 31, 1998, there were no borrowings outstanding under the credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 1998, the Company was in compliance with all restrictive covenants and financial ratios.

LONG-TERM DEBT - In August 1997, the Company obtained a term loan collateralized by the Company's corporate facility. The term loan requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.15% (6.84% at March 31, 1998) for five
years.  The then outstanding balance payable is due in September 2002.   At
March 31, 1998, the outstanding balance under the term loan was $22.0 million.

NOTE 4 - LITIGATION

During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders of (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act.
Pursuant to a court order sustaining demurrers to certain claims and to plaintiffs' dismissal without prejudice of certain other claims, the only claim remaining in the Superior Court in the California Securities Actions is a claim for purported violations of the antifraud provision of the California

Corporation Code with respect to two of the Company's officers and directors. On April 1, 1998, the Superior Court entered a judgment (the "Judgment") in the California Securities Actions in favor of the Company, one of the Company's officers and directors and the firms who served as underwriters of the Secondary Offering. On April 15, 1998, plaintiffs filed a notice of appeal from the Judgment in the Superior Court, which concerns plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code. In March 1997, the Company was named as a nominal defendant in a putative derivative action against two of the Company's officers and directors based on substantially the same allegations as those in the California Securities Actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. On February 4, 1998, the court entered a final order of dismissal of the putative derivative action. On April 8, 1998, the derivative plaintiff filed a notice of appeal in the Superior Court. During October, November and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division against the Company, three of its officers and directors and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. Although it is too soon to predict the outcome of the California Securities Actions, the California Derivative Action or the Federal Securities Actions with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a significant effect on the accompanying consolidated financial statements.

NOTE 5 - CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings includes foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income is as follows:

                                             Three months ended March 31,
                                             ----------------------------
                                                1997             1998
                                             ----------      -----------
     Net income                              $ 550,000       $1,311,000
     Foreign currency translation (loss)      (487,000)        (204,000)
                                             ----------      -----------
       Total comprehensive income            $  63,000       $1,107,000
                                             ----------      -----------
                                             ----------      -----------

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

In 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for the year ending December 31, 1998. The Company is reviewing the impact of the statement on its year end financial statements.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 1998 and 1997, the diluted weighted average common shares outstanding includes 106,000 and 13,000, respectively, of dilutive stock options.

NOTE 8 - SUBSEQUENT EVENTS

On April 2, 1998, the Company acquired the Oakley division of its exclusive Canadian distributor, which enables the Company to market and sell its products on a direct basis in Canada.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET SALES

Net sales increased to $41.0 million for the three months ended March 31, 1998 from $34.4 million for the three months ended March 31, 1997, an increase of $6.6 million, or 19.2%. This increase was the result of strong sales of FIVES, increased ROMEO sales and initial sales from the new RACING JACKET introduced in January 1998 and MARS introduced in March 1998. The Company's domestic sales increased 36.9% to $24.1 million from $17.6 million in the comparable 1997 period, principally as a result of a 141.6% increase in net sales to the Company's largest customer, Sunglass Hut. The significant increase in net sales to Sunglass Hut is attributable to a large reduction in 1997 in Sunglass Hut purchases related to their 1997 inventory realignment initiative. The Company's international sales increased 0.5% to $16.9 million in 1998 from $16.8 million in 1997, principally as a result of increased sales in South America, Europe, Canada, South Africa, Australia and New Zealand. These increases were offset by decreased sales in Southeast Asia and Japan. Southeast Asia sales represented 1.2% of net sales for the three months ended March 31, 1998. International net sales in the 1998 period were negatively affected by the strength of the dollar compared to the functional currency of direct operations in continental Europe.

GROSS PROFIT

Gross profit increased to $24.8 million for the three months ended March 31, 1998 from $19.7 million for the three months ended March 31, 1997, an increase of $5.1 million, or 25.9%. As a percentage of net sales, gross profit increased to 60.5% in 1998 from 57.3% in 1997. Gross profit as a percentage of net sales was positively affected by increased X METAL production, a 15% increase in unit volume sales, a 1% increase in the average selling price and a shift in product mix to higher-margin sunglasses from lower-margin clothing.

OPERATING EXPENSES

Operating expenses increased to $22.3 million for the three months ended March 31, 1998 from $18.8 million for the three months ended March 31, 1997, an increase of $3.5 million. Research and development costs increased $0.6 million to $1.2 million. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus. Excluding this non-recurring adjustment, research and development expenses decreased $0.2 million in the 1998 period to 2.9% of net sales, from $1.4 million, or 4.1% of net sales, in the 1997 period. Selling expenses increased $1.5 million to $13.5 million in 1998, or 32.9% of net sales, from $12.0 million, or 34.9% of net sales, in 1997 as a result of increased depreciation, increased professional fees and increases in variable cost such as commissions. As a percentage of net sales, shipping expenses decreased to 3.4% for the three months ended March 31, 1998 from 3.6% in the comparable 1997 period. General and administrative expenses increased $1.2 million to $6.2 million, or 15.1% of net sales, in the 1998 period from $5.0 million, or 14.5% of net sales, in the 1997 period primarily due to increased depreciation and amortization and costs associated with additional personnel.
 For the three months ended March 31, 1997, general and administrative expenses included income of $0.8 million paid to the Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new facility and professional fees of $0.1 million related to lawsuits filed by shareholders against the Company and three of its officers (see Note 4 to the consolidated financial statements).

OPERATING INCOME

The Company's operating income increased to $2.5 million for the three months ended March 31, 1998 from $0.8 million for the three months ended March 31, 1997, an increase of $1.7 million. As a percentage of net sales, operating income increased to 6.1% for the three months ended 1998 from 2.4% for the three months ended March 31, 1997. This increase was the result of the Company's increase in net sales and gross profit margin and a decrease in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET

The Company had net interest expense of $0.4 million in the 1998 period, as compared with net interest income of $58,000 for the comparable 1997 period. The increase in interest expense is primarily attributable to interest payments on the Company's term loan.

NET INCOME

The Company's net income increased to $1.3 million for the three months ended March 31, 1998 from $0.6 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facility. Cash provided by operating activities totaled $10.8 million for the quarter ended March 31, 1998 and $2.8 million for the comparable period of 1997. The increase is primarily due to a temporary increase in accounts payable attributable to increased inventory in anticipation of the peak selling season as well as first quarter capital expenditures. At March 31, 1998, working capital was $38.5 million. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment and changes in inventory levels. In January 1997, the Company amended its unsecured line of credit to increase its borrowing limits from $18.0 million to $30.0 million. At March 31, 1998, there were no borrowings outstanding under such facility. In August 1997, the Company obtained a term loan collateralized by the Company's new headquarters. The term loan requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.15% (6.84% at March 31, 1998) for five years. The then outstanding balance payable is due in September 2002. At March 31, 1998, the outstanding balance on the term loan was $22.0 million.

Capital expenditures for the quarter ended March 31, 1998 totaled $6.5 million. The capital expenditures were primarily attributable to completion of the enterprisewide information system (SAP) installation, facility improvements and footwear production equipment.

The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

SEASONALITY

Historically, the Company's sales, in the aggregate, generally have been higher in the period from March to September, the period during which sunglass use is typically highest. As a result, gross and operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over generally lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross margins at significantly lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross margin in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, the success of the Company's new product introductions since late 1993 and the Company's international expansion have partially mitigated the impact of seasonality.

BACKLOG

Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At March 31, 1998, the Company had a backlog of $8.4 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $2.3 million as of such date. In September 1997, the Company implemented changes in its replenishment system with Sunglass Hut, which affected its reported backlog. Under the new system, in an effort to more closely match inventory replenishment with Sunglass Hut's sales, certain high-volume Oakley products are shipped to Sunglass Hut weekly, based on the previous week's retail sales. As a result, Sunglass Hut will no longer place future shipment orders for these products except in anticipation of major seasonal sales increases. These changes reduced the Company's reported backlog at September 30, 1997 and have continued to do so for future periods. These system enhancements are the result of the joint efforts of the two companies to achieve the long-term benefits of lower overall inventory levels, while increasing inventory turns and sales at retail.

INFLATION

The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

YEAR 2000

The Company is assessing the internal readiness of its computer systems for handling the year 2000. The Company expects to successfully implement the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes could have an adverse effect on future results of operations. In addition, the failure of certain of the Company's significant customers and vendors to address the year 2000 issue could have a material adverse effect on the Company.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

A summary of forward exchange contracts is as follows:

                                        March 31, 1998
                            -----------------------------------------
                            U.S. Dollar                       Fair
                            Equivalent      Maturity         Value
                            ----------     ---------      -----------
        British Pounds         240,000     Apr. 1998         244,000
        British Pounds       1,900,000     July 1998       1,941,000
        British Pounds       1,650,000     Oct. 1998       1,690,000
        British Pounds         750,000     Jan. 1999         770,000
                            ----------                    -----------
                            $4,540,000                    $4,645,000
                            ----------                    -----------
                            ----------                    -----------

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of March 31, 1998, each of the contracts was recorded at fair market value and the resulting gains and losses were recorded to the consolidated statements of income.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

On November 14, 1997, the Superior Court (1) sustained the demurrers without leave to amend with respect to the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown on plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code;
(2) overruled the demurrer with respect to the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard, but sustained the demurrer with leave to amend with respect to defendants Merrill Lynch and Alex. Brown, on plaintiffs' cause of action for fraud and negligent misrepresentation; and
(3) sustained the demurrers with leave to amend with respect to the Company and each of the other defendants on plaintiffs' cause of action for unfair business practices and false advertising in violation of certain provisions of the California Business and Professions Code. Subsequently, dismissed without prejudice their causes of action for fraud and negligent misrepresentation and unfair business practices and false advertising. The only claim remaining in the Superior Court is plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code with respect to defendants Mike Parnell and Jim Jannard.
On April 1, 1998, the Superior Court entered a judgment (the "Judgment") in favor of the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown. On April 15, 1998, plaintiffs filed a notice of appeal from the Judgment in the Superior Court, which concerns plaintiffs' cause of action for purported violations of Superior Court, which concerns plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code with respect to the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown.

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

     VAL FICHERA V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX. BROWN AND SONS INCORPORATED, No. SACV 97-928 GLT (EEx) (filed November 17, 1997 (the "FICHERA Action"); and

     YOSEF J. ROSENSHEIN AND HERSHEL HARMAN V. OAKLEY, INC., MIKE PARNELL, LINK NEWCOMB, JIM JANNARD, MERRILL LYNCH & CO. AND ALEX. BROWN & SONS INCORPORATED, No. SACV 97-993 AHS (EEx) (filed December 5, 1997 (the "ROSENSHEIN Federal Action").

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

On January 26, 1998, the District Court granted the plaintiffs' motions for appointment of lead plaintiffs and for the selection of lead counsel to the purported plaintiff classes. The District Court further ordered that all of the Federal Securities Actions be consolidated for pretrial purposes. On April 3, 1998, plaintiffs filed consolidated amended complaints in the Federal Securities Actions.

The Company has not yet responded to any of the Federal Securities Actions. To date, no discovery has been taken in the Federal Securities Actions.

THE CALIFORNIA DERIVATIVE ACTION

The Company has been named as a nominal defendant in a putative derivative lawsuit against certain of its directors and officers filed in March 1997 in the Superior Court. The case is captioned MARK BLACKMAN V. JAMES JANNARD, MIKE PARNELL AND DOES 1 THROUGH 100, Case No. 777098 (filed March 27, 1997) (the "California Derivative Action").

In the California Derivative Action, the plaintiff, purporting to sue on behalf of the Company, alleges claims for breach of fiduciary duty, constructive fraud, unjust enrichment and violations of the insider trading provisions of the California Corporations Code. Like the California Securities Actions, the plaintiff's claims in the California Derivative Action are, among other things, based upon alleged material misstatements and omissions in certain of the Company's public statements and Securities and Exchange Commission filings regarding the Company, its operation and future prospects. The plaintiff seeks to recover damages and other relief on behalf of the Company. The defendants filed a demurrer to the original complaint in the California Derivative Action, and the plaintiff subsequently filed an amended complaint. The defendants filed a demurrer to the amended complaint in the California Derivative Action, and the Superior Court sustained the demurrer with leave to amend in September 1997. The plaintiff subsequently filed a second amended complaint in the California Derivative Action. The defendants then filed a demurrer to the second amended complaint in the California Derivative Action and the Superior Court sustained the demurrer without leave to amend on December 19, 1997. On February 4, 1998, the Superior Court entered a final order of dismissal of the California Derivative Action. On April 8, 1998, the plaintiff in the California Derivative Action filed a notice of appeal in the Superior Court.

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

ITEM 2.  Changes in Securities and Use of Proceeds

               None

ITEM 3.  Defaults Upon Senior Securities

               None

ITEM 4.  Submission of Matters to a Vote of Security-Holders

               None

ITEM 5.  Other Information

               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

          3.1 (1)   Articles of Incorporation of the Company

          3.2 (1)   Bylaws of the Company

          3.3 (2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

          10.1 Tenth Amendment to Amended and Restated Credit Agreement dated March 28, 1998 by and among Oakley, Inc., Bank of
                    America National Trust and Savings Association and Union
                    Bank of California N.A.

          10.2 (3)  First Amendment to Standing Loan Agreement, dated January
                    12, 1998, between Oakley, Inc. and Bank of America
                    National Trust and Savings Association

          27.1      Financial Data Schedule

(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1997.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Oakley, Inc.


/s/ LINK NEWCOMB                        May 8, 1998
----------------------------------
Link Newcomb
Chief Executive Officer


/s/ THOMAS GEORGE                       May 8, 1998
----------------------------------
Thomas George
Chief Financial Officer