Form 10-Q
period 1998-06-30
OAKLEY INC
filed 1998-08-13
CIK 946356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                 (949) 951-0991
              (Registrant's telephone number, including area code)

                            ------------------------

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

                            ------------------------

  COMMON STOCK, PAR VALUE $.01 PER SHARE            70,678,057 SHARES
                 (Class)                     (Outstanding on August 7, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     OAKLEY, INC.
                                  INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


ITEM 1 - Financial Statements

Consolidated Balance Sheets as of December 31, 1997
   and June 30, 1998 (unaudited)..............................................         3

Consolidated Statements of Income for the three- and six-month periods
  ended June 30, 1997 and 1998 (unaudited)....................................         4

Consolidated Statements of Cash Flows for the six-month periods
  ended June 30, 1997 and 1998 (unaudited)....................................         5

Notes to Consolidated Financial Statements....................................       6-8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................      9-13

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...........     13-14

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings....................................................    15-18

ITEM 2 - Changes in Securities and Use of Proceeds............................       18

ITEM 3 - Defaults Upon Senior Securities......................................       18

ITEM 4 - Submission of Matters to a Vote of Security Holders..................       18

ITEM 5 - Other Information....................................................       18

ITEM 6 - Exhibits and Reports on Form 8-K.....................................       19

Signatures....................................................................       20

Exhibits......................................................................       21



PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                     OAKLEY, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)


                                          ASSETS

                                                                December 31,1997       June 30, 1998
                                                                ----------------    ----------------
                                                                                      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $          2,657    $            630
                                                                ----------------    ----------------
  Accounts receivable, less allowance for
     doubtful accounts of $551 (1997), $469 (1998)                        24,015              35,815
  Inventories (Note 2)                                                    26,200              32,384
  Other receivables                                                        2,427               2,943
  Deferred income taxes                                                    4,829               4,829
  Prepaid expenses                                                         2,978               2,371
                                                                ----------------    ----------------
     Total current assets                                                 63,106              78,972

  Property and equipment, net                                            104,230             112,541
  Deposits                                                                 1,519                 810
  Other assets                                                            12,436              19,424
                                                                ----------------    ----------------

  TOTAL ASSETS                                                  $        181,291    $        211,747
                                                                ----------------    ----------------
                                                                ----------------    ----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit (Note 3)                                        $         2,800     $         1,900
  Accounts payable                                                         6,762              16,406
  Accrued expenses and other current liabilities                           8,666              10,901
  Income taxes payable                                                     1,671               8,510
  Current maturities of long-term debt (Note 3)                            1,519               1,519
                                                                ----------------    ----------------
     Total current liabilities                                            21,418              39,236

  Deferred income taxes                                                    2,030               2,030
  Long-term debt, net of current maturities  (Note 3)                     20,882              20,122

COMMITMENTS AND CONTINGENCIES (Note 4)


SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share:  20,000,000
     shares authorized; no shares issued                                       -                   -
  Common stock, par value $.01 per share:  200,000,000
     shares authorized; 70,659,086 (1997) and
     70,670,623 (1998) issued and outstanding                                707                 707
  Additional paid-in capital                                              55,170              55,378
  Retained earnings                                                       82,238              94,713
  Foreign currency translation adjustment                                 (1,154)               (439)
                                                                ----------------    ----------------
  Total shareholders' equity                                             136,961             150,359
                                                                ----------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $        181,291    $        211,747
                                                                ----------------    ----------------
                                                                ----------------    ----------------



             See accompanying notes to consolidated financial statements.

                                     OAKLEY, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except per share data)
                                    (unaudited)


                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                   ------------------------      ------------------------
                                                      1997           1998           1997           1998
                                                   ---------      ---------      ---------      ---------
Net sales                                          $  55,150      $  70,030      $  89,553      $ 111,030
Cost of goods sold                                    19,095         24,569         33,842         40,751
                                                   ---------      ---------      ---------      ---------
  Gross profit                                        36,055         45,461         55,711         70,279

Operating expenses:
  Research and development                               992          1,313          1,543          2,512
  Selling                                             13,235         17,257         25,245         30,756
  Shipping and warehousing                             1,426          1,846          2,679          3,246
  General and administrative                           5,539          6,423         10,546         12,637
                                                   ---------      ---------      ---------      ---------
       Total operating expenses                       21,192         26,839         40,013         49,151

Operating income                                      14,863         18,622         15,698         21,128

Interest (income) expense, net                           500            499            442            877
                                                   ---------      ---------      ---------      ---------
Income before provision for income taxes              14,363         18,123         15,256         20,251
Provision for income taxes                             5,515          6,959          5,858          7,776
                                                   ---------      ---------      ---------      ---------
Net income                                         $   8,848      $  11,164      $   9,398      $  12,475
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Basic net income per common share                  $    0.13      $    0.16      $    0.13      $    0.18
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------
Basic weighted average common shares                  70,658         70,671         70,658         70,671
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------
Diluted net income per common share                $    0.13      $    0.16      $    0.13      $    0.18
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------
Diluted weighted average common shares                70,709         71,161         70,688         70,916
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------


             See accompanying notes to consolidated financial statements.

                                     OAKLEY, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands) (unaudited)



                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  1997           1998
                                                               ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   9,398      $  12,475

  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                               5,935          7,514
       Deferred compensation                                          30             75
       Loss (gain) on disposition of equipment                        67           (610)
       Changes in assets and liabilities, net of effects
         of business acquisitions:

          Accounts receivable                                     (5,756)       (11,970)
          Inventories                                              2,839         (6,185)
          Other receivables                                         (519)          (443)
          Prepaid expenses and other                               1,659            602
          Accounts payable                                         3,129          9,651
          Accrued expenses and other current liabilities          (2,349)         2,046
          Income taxes payable                                     5,769          6,834
                                                               ---------      ---------

  Net cash provided by operating activities
                                                                  20,202         19,989

CASH FLOWS FROM INVESTING ACTIVITIES:
       Deposits                                                   (1,355)           696
       Acquisitions of property and equipment                    (28,526)       (15,575)
       Proceeds from sale of property and equipment                  179            809
       Other assets                                               (1,108)        (7,566)
                                                               ---------      ---------

  Net cash used in investing activities
                                                                 (30,810)       (21,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank borrowings                              40,000              -
       Repayments of bank borrowings                             (28,000)        (1,660)
       Net proceeds from issuance of common shares                    19            133
       Repurchase of common shares                                (3,193)             -
                                                               ---------      ---------

  Net cash provided by (used in) financing activities              8,826         (1,527)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (383)         1,147

NET DECREASE
  IN CASH AND CASH EQUIVALENTS                                    (2,165)        (2,027)
CASH AND CASH EQUIVALENTS, beginning of period                     8,063          2,657
                                                               ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                       $   5,898      $     630
                                                               ---------      ---------
                                                               ---------      ---------




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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of December 31, 1997 and June 30, 1998, the statements of income for the three- and six-month periods ended June 30, 1997 and 1998 and the statements of cash flows for the six- month periods ended June 30, 1997 and 1998. The results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1998.

NOTE 2 - INVENTORIES
Inventories consist of the following:

                                 December 31, 1997        June 30, 1998
                                 -----------------       --------------
          Raw Materials             $11,814,000           $12,806,000
          Finished Goods             14,386,000            19,578,000
                                    -----------           -----------
                                    $26,200,000           $32,384,000
                                    -----------           -----------
                                    -----------           -----------

NOTE 3 - FINANCING ARRANGEMENTS
LINE OF CREDIT - The Company has a $30.0 million unsecured line of credit with a bank syndicate which bears interest at either the bank's prime lending rate (8.5% at June 30, 1998) or LIBOR plus 1.00% (6.66% at June 30, 1998), as defined in the credit agreement, and matures June 1999. At June 30, 1998, the Company had $1.9 million outstanding under the credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 1998, the Company was in compliance with all restrictive covenants and financial ratios.

The Company is currently negotiating an increase in its line of credit from $30.0 million to $50.0 million and expects the increase to be completed in August 1998.

LONG-TERM DEBT - In August 1997, the Company obtained a term loan collateralized by the Company's corporate facility. The term loan requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.15% (6.83% at June 30, 1998) for five years. The then outstanding balance payable is due in September 2002. At June 30, 1998, the outstanding balance under the term loan was $21.6 million.

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

Pursuant to a court order sustaining demurrers to certain claims and to plaintiffs' dismissal without prejudice of certain other claims, the only claim remaining in the Superior Court in the California Securities Actions is a claim for purported violations of the antifraud provision of the California Corporation Code with respect to two of the Company's officers and directors.
On April 1, 1998, the Superior Court entered a judgment (the "Judgment") in the California Securities Actions in favor of the Company, one of the Company's officers and directors and the firms who served as underwriters of the Secondary Offering. On April 15, 1998, plaintiffs filed a notice of appeal from the Judgment in the Superior Court, which concerns plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code. In March 1997, the Company was named as a nominal defendant in a putative derivative action (the "California Derivative Action") filed in the Superior Court against two of the Company's officers and directors based on substantially the same allegations as those in the California Securities Actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. On February 4, 1998, the court entered a final order of dismissal of the putative derivative action. On April 8, 1998, the derivative plaintiff filed a notice of appeal in the Superior Court. During October, November and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division against the Company, three of its officers and directors and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. On July 10, 1998, the Company and the other defendants filed motions to dismiss the Federal Securities Actions. The hearing on the motions to dismiss the Federal Securities Actions is scheduled for September 28, 1998. Although it is too soon to predict the outcome of the California Securities Actions, the California Derivative Action or the Federal Securities Actions with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a significant effect on the accompanying consolidated financial statements.

NOTE 5 - CHANGES IN ACCOUNTING PRINCIPLES
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings include foreign currency translation adjustments. Annual financial statements for prior periods will be restated, as required. The Company's total comprehensive income is as follows:

                                                Six months ended June 30,
                                          -------------------------------------
                                               1997                    1998
                                          -------------           -------------
Net income                                $   9,398,000           $  12,475,000
Foreign currency translation (loss)/gain       (383,000)              1,147,000
                                          -------------           -------------
  Total comprehensive income              $   9,015,000           $  13,622,000
                                          -------------           -------------
                                          -------------           -------------

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS
In 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for the year ending December 31, 1998. The Company is reviewing the impact of the statement on its year end financial statements.

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended June 30, 1998 and 1997, the diluted weighted average common shares outstanding includes 490,000 and 51,000, respectively, of dilutive stock options. For the six months ended June 30, 1998 and 1997, the diluted weighted average common shares outstanding includes 245,000 and 30,000, respectively, of dilutive stock options.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES
Net sales increased to $70.0 million for the three months ended June 30, 1998 from $55.2 million for the three months ended June 30, 1997, an increase of $14.8 million, or 26.8%. This increase was primarily the result of strong sales of FIVES and sales of new products, the RACING JACKET introduced in January 1998, MARS introduced in March 1998 and the MINUTE and A WIRE introduced in May 1998. The Company's domestic sales increased 28.8% to $45.2 million from $35.1 million in the comparable 1997 period, principally as a result of a 64.5% increase in net sales to the Company's largest customer, Sunglass Hut. The significant increase in net sales to Sunglass Hut is attributable to a large reduction in 1997 in Sunglass Hut purchases related to their 1997 inventory realignment initiative, in addition to an increase in the overall sales rates. The Company's international sales increased 23.9% to $24.9 million in 1998 from $20.1 million in 1997, principally as a result of increased sales in all major markets except Southeast Asia and the Middle East. Southeast Asia sales represented 1.2% of net sales for the three months ended June 30, 1998. International net sales in the 1998 period were negatively affected by the strength of the dollar compared to the functional currency of direct operations in continental Europe and Japan.

GROSS PROFIT
Gross profit increased to $45.5 million for the three months ended June 30, 1998 from $36.1 million for the three months ended June 30, 1997, an increase of $9.4 million, or 26.0%. As a percentage of net sales, gross profit decreased to 64.9% in 1998 from 65.4% in 1997. Gross profit as a percentage of net sales declined due to an increase in inventory reserves, higher sales discounts and initial footwear production costs, partially offset by overhead absorption benefits from a 24.8% increase in sunglass unit volume, increased X METAL production, a 5.4% increase in the average selling price and a favorable shift in product mix.

OPERATING EXPENSES
Operating expenses increased to $26.8 million for the three months ended June 30, 1998 from $21.2 million for the three months ended June 30, 1997, an increase of $5.6 million. Research and development expenses were $1.3 million, or 1.9% of net sales, in the 1998 period as compared to $1.0 million, or 1.8% of net sales, in the 1997 period, an increase of $0.3 million. Selling expenses increased $4.1 million to $17.3 million, or 24.6% of net sales, for the three months ended June 30, 1998 from $13.2 million, or 24.0% of net sales, in the 1997 period as a result of increases in variable expenses such as commissions, greater advertising and marketing expenses, increased personnel expenses and increased depreciation. As a percentage of net sales, shipping expenses remained at 2.6% for the three months ended June 30, 1998 as in the comparable 1997 period. General and administrative expenses for the three months ended June 30, 1998 were $6.4 million, or 9.2% of net sales, compared to $5.5 million, or 10.0% of net sales, in the same period in 1997. This increase in general and administrative expenses was a result of increased personnel costs and related expenses, including an increase of $0.4 million in the Company's vacation benefits expense, and higher depreciation and amortization costs associated with additional capital equipment and business acquisitions, partially offset by a $0.6 million gain on the disposal of certain assets.

OPERATING INCOME
The Company's operating income increased to $18.6 million for the three months ended June 30, 1998 from $14.9 million for the three months ended June 30, 1997, an increase of $3.7 million, or 24.8%, over the same period in the previous year. As a percentage of net sales, operating income decreased to 26.6% for the three months ended June 30, 1998 from 26.9% for the three months ended June 30, 1997. This decrease in operating income as a percent of net sales was primarily attributable to the start up costs associated with the Company's footwear introduction. Excluding these costs, the Company's operating income would have been 27.8% as a percentage of net sales, an increase of 0.9% over the comparable 1997 period.

INTEREST EXPENSE, NET
The Company had net interest expense of $0.5 million in both the 1998 and 1997 periods.

NET INCOME
The Company's net income increased to $11.2 million for the three months ended June 30, 1998 from $8.8 million for the three months ended June 30, 1997, an increase of $2.4 million, or 27.3%, over the comparable 1997 quarter.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES
Net sales increased to $111.0 million for the six months ended June 30, 1998 from $89.6 million for the six months ended June 30, 1997, an increase of $21.4 million, or 23.9%. This increase was the result of strong sales of FIVES, increased ROMEO sales and initial sales from the new RACING JACKET introduced in January 1998, MARS introduced in March 1998 and the MINUTE and A WIRE introduced in May 1998. The Company's domestic sales increased 31.5% to $69.3 million from $52.7 million in the comparable 1997 period, principally as a result of an 82.4% increase in net sales to the Company's largest customer, Sunglass Hut. The significant increase in net sales to Sunglass Hut is attributable to a large reduction in 1997 in Sunglass Hut purchases related to their 1997 inventory realignment initiative, in addition to an increase in overall sales rates. The Company's international sales increased 13.0% to $41.7 million in 1998 from $36.9 million in 1997, principally as a result of increased sales in all major markets except Southeast Asia and the Middle East. Southeast Asia sales represented 1.2% of net sales for the six months ended June 30, 1998. International net sales in the 1998 period were negatively affected by the strength of the dollar compared to the functional currency of direct operations in continental Europe and Japan.

GROSS PROFIT
Gross profit increased to $70.3 million for the six months ended June 30, 1998 from $55.7 million for the six months ended June 30, 1997, an increase of $14.6 million, or 26.2%. As a percentage of net sales, gross profit increased to 63.3% in 1998 from 62.2% in 1997. Gross profit as a percentage of net sales was positively affected by increased X METAL production, a 21.3% increase in sunglass unit volume sales, a 3.9% increase in the average selling price and a favorable shift in product mix to higher margin items. These positive factors were partially offset by an increase in inventory reserves, higher sales discounts and initial footwear production costs.

OPERATING EXPENSES
Operating expenses increased to $49.2 million for the six months ended June 30, 1998 from $40.0 million for the six months ended June 30, 1997, an increase of $9.2 million. Research and development costs increased $1.0 million to $2.5 million for the six months ended June 30, 1998. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus. Excluding this non-recurring adjustment to the 1997 period, research and development expenses increased $0.1 million to $2.5 million, or 2.3% of net sales, in 1998 from $2.4 million, or 2.7% of net sales, in the 1997 period. Selling expenses were $30.8 million, or 27.7% of net sales, in 1998 as compared to $25.2 million, or 28.2% of net sales, in 1997, an increase of $5.6 million, or 22.2%. This increase is a result of greater personnel expenses and variable expenses such as commissions, higher sports marketing expenses and increased depreciation.
As a percentage of net sales, shipping expenses decreased to 2.9% for the six months ended June 30, 1998 from 3.0% in the comparable 1997 period. General and administrative expenses increased $2.1 million to $12.6 million, or 11.4% of net sales, in the 1998 period from $10.5 million, or 11.7% of net sales, in the 1997 period. This increase is primarily due to increased personnel costs and related expenses, including an increase of $0.4 million in the Company's vacation benefit expense, increased tax and license expense and greater depreciation and amortization expenses associated with additional capital equipment and business acquisitions, offset by income in the 1998 period of $0.6 million on the disposal of certain assets. For the six months ended June 30, 1997, general and administrative expenses included $0.8 million paid to the Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new facility and professional fees of $0.2 million related to lawsuits filed by shareholders against the Company and three of its officers (see Note 4 to the consolidated financial statements).

OPERATING INCOME
The Company's operating income increased to $21.1 million for the six months ended June 30, 1998 from $15.7 million for the six months ended June 30, 1997, an increase of $5.4 million. As a percentage of net sales, operating income increased to 19.0% for the six months ended June 30, 1998 from 17.5% for the six months ended June 30, 1997. This increase was the result of the Company's increase in net sales and gross profit margin and slight decrease in operating expenses as a percentage of net sales. Additionally, the Company incurred expenses in the 1998 period associated with the start-up of its new footwear line. As a percentage of net sales, the Company's operating income excluding footwear start-up costs would have been 20.0% in the 1998 period.

INTEREST EXPENSE, NET
The Company had net interest expense of $0.9 million for the six months ended June 30, 1998, as compared with net interest expense of $0.4 million for the comparable 1997 period. Net interest expense for the 1997 period excludes $0.5 million of interest costs which were capitalized in the period as part of the construction of its new facility.

NET INCOME
The Company's net income increased to $12.5 million for the six months ended June 30, 1998 from $9.4 million for the six months ended June 30, 1997, an increase of 33.0%.

LIQUIDITY AND CAPITAL RESOURCES
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $20.0 million for the six months ended June 30, 1998 and $20.2 million for the comparable period of 1997. At June 30, 1998, working capital was $39.7 million. Working capital may vary from time to time as a result of seasonality, new product introductions and changes in inventory levels. In January 1997, the Company amended its unsecured line of credit to increase its borrowing limits from $18.0 million to $30.0 million. At June 30, 1998, the Company had an outstanding balance of $1.9 million under such facility. The Company is currently negotiating an increase in its line of credit from $30.0 million to $50.0 million and expects the increase to be completed in August 1998. In August 1997, the Company obtained a term loan collateralized by the Company's new headquarters. The term loan requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.15% (6.83% at June 30, 1998) for five years. The then outstanding balance payable is due in September 2002. At June 30, 1998, the outstanding balance on the term loan was $21.6 million.

Capital expenditures for the six months ended June 30, 1998 totaled $15.6 million. These expenditures were primarily attributable to the expansion of the Company's information technology capabilities, facility improvements, product displays, and footwear production equipment. Other assets increased to $7.6 million for the six months ended June 30, 1998, primarily due to the acquisition of an international distributor and certain patented technology. As of June 30, 1998, the Company had commitments of approximately $5.2 million for future capital purchases.

The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

SEASONALITY
Historically, the Company's sales, in the aggregate, generally have been higher in the period from March to September, the period during which sunglass use is typically highest. As a result, gross and operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over generally lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross margins at significantly lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross margin in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product introductions and the Company's international expansion have partially mitigated the impact of seasonality.

BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and apparel and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At June 30, 1998, the Company had a backlog of $18.0 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $3.3 million as of such date. In September 1997, the Company implemented changes in its replenishment system with Sunglass Hut, which affected its reported backlog. Under the new system, in an effort to more closely match inventory replenishment with Sunglass Hut's sales, certain high-volume Oakley products are shipped to Sunglass Hut weekly, based on the previous week's retail sales. As a result, Sunglass Hut no longer places future shipment orders for these products except in anticipation of major seasonal sales increases. These changes reduced the Company's reported backlog at September 30, 1997 and have continued to do so in subsequent periods. These system enhancements are the result of the joint efforts of the two companies to achieve the long-term benefits of lower overall inventory levels, while increasing inventory turns and sales at retail.

INFLATION
The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

YEAR 2000
The Company has established a Year 2000 Project team that is currently reviewing the internal and external readiness of its computer systems, business practices, suppliers and customers for handling Year 2000 issues. These issues involve systems that are date sensitive and may not be able to distinguish 20th century dates from 21st century dates resulting in miscalculations and software failures. The Company has developed plans to address internal system modifications required to minimize the potential problems by December 31, 1999. Currently in the initial phase, the Company is in the process of identifying all hardware and software systems within the Company. Included in this group are systems used in the information technology group as well as non-information technology systems, such as production equipment that is date sensitive. Additionally, the Company is in the process of contacting all of its key external business partners to determine their extent and plans for Year 2000 compliance.

Based on analysis completed to date, management believes its current staff will be sufficient to address the Year 2000 issues and that the staff time required to address these issues should not have an adverse effect on other projects. Also, the Company recognizes the need for a contingency plan for continued operations in the case of business interruption and intends to formulate such a plan in the near future. While the costs related to the Year 2000 issue are not known at this time, management believes such costs will not have a material effect on its results of operations or financial condition. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes could have an adverse effect on future results of operations. In addition, the failure of certain of the Company's significant customers or vendors to appropriately address the year 2000 issue in a timely manner could have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS
When used in this document, the words "believes", "anticipates", "expects" and similar expressions are intended to identify in certain circumstances forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including risks related to the dependence on sales to Sunglass Hut; the acceptance in the marketplace of new products (including the Company's athletic footwear and watch line); the ability to source raw materials at prices favorable to the Company; the ability to develop and introduce innovative products; currency fluctuations; and other risks outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company and its foreign subsidiaries may enter into derivative financial instruments, including foreign currency forward exchange contracts, to manage foreign exchange risk on foreign currency transactions and do not use the contracts for trading purposes. These financial instruments are used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Gains and losses related to hedges of firmly committed transactions are deferred and recognized when the hedged transaction occurs. Gains and losses resulting from foreign currency contracts which are not hedges of firmly committed transactions are recorded each period to the consolidated statement of income.

A summary of exchange contracts is as follows:


                                                           June 30, 1998
                                           --------------------------------------------
                                            U.S. Dollar                        Fair
                                            Equivalent        Maturity         Value
                                           -------------   ------------    ------------
Forward Contracts:
  British Pounds                              1,650,000      Oct. 1998       1,681,651
  British Pounds                                750,000      Jan. 1999         766,447
Option Contracts:
  Canadian dollars                            2,252,560      Sep. 1998       2,245,356
  Canadian dollars                            1,979,522      Dec. 1998       1,973,192
  Japanese Yen                                1,575,758      Sep. 1998       1,499,640
  Japanese Yen                                1,424,242      Dec. 1998       1,355,443
  Japanese Yen                                1,424,242      Mar. 1999       1,355,443
  French Francs                               3,000,000      Sep. 1998       3,051,201
  French Francs                               2,400,000      Dec. 1998       2,440,961
  German Marks                                1,800,000      Sep. 1998       1,830,128
  German Marks                                1,300,000      Dec. 1998       1,321,759
                                           -------------                   ------------
                                           $ 19,556,324                   $ 19,521,221
                                           -------------                   ------------
                                           -------------                   ------------


The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 1998, each of the contracts was recorded at fair market value and the resulting gains and losses were recorded to the consolidated statements of income.

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

On November 14, 1997, the Superior Court (1) sustained the demurrers without leave to amend with respect to the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown on plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code; (2) overruled the demurrer with respect to the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard, but sustained the demurrer with leave to amend with respect to defendants Merrill Lynch and Alex. Brown, on plaintiffs' cause of action for fraud and negligent misrepresentation; and (3) sustained the demurrers with leave to amend with respect to the Company and each of the other defendants on plaintiffs' cause of action for unfair business practices and false advertising in violation of certain provisions of the California Business and Professions Code. Subsequently, plaintiffs dismissed without prejudice their causes of action for fraud and negligent misrepresentation and unfair business practices and false advertising. The only claim remaining in the Superior Court is plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code with respect to defendants Mike Parnell and Jim Jannard. On April 1, 1998, the Superior Court entered a judgment (the "Judgment") in favor of the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown. On April 15, 1998, plaintiffs filed a notice of appeal from the Judgment in the Superior Court, which concerns plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code with respect to the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown.

On January 22, 1998, the Superior Court denied the motion to stay proceedings in the California Securities Actions pending the resolution of the Federal Securities Actions described below. The plaintiffs in the California Securities Actions have served document requests on the Company and others, and documents have been produced.

THE FEDERAL SECURITIES ACTIONS
The Company and certain of its officers and directors have been named as defendants in five putative class action lawsuits (the "Federal Securities Actions") filed in October, November and December 1997 in the United States District Court for the Central District of California, Southern Division (the "District Court"). The cases are captioned:

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

On July 10, 1998, the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard filed motions to dismiss the Federal Securities Actions. Merrill Lynch and Alex. Brown also filed motions to dismiss the Federal Securities Actions. The hearing on the motions to dismiss the Federal Securities Actions is scheduled for September 28, 1998. To date, no discovery has been taken in the Federal Securities Actions.

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


ITEM 2.  Changes in Securities and Use of Proceeds
               None

ITEM 3.  Defaults Upon Senior Securities
               None

ITEM 4.  Submission of Matters to a Vote of Security-Holders

(a)  The Registrant's Annual Meeting of Shareholders was held on June 19, 1998.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect seven Directors. All such nominees were elected.

(c)  The matters voted at the meeting and the results were as follows:

     (1) To elect seven Directors to serve as such until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

                                             For        Against    Abstain
                                             ---        -------    -------
          Director #1 - Jim Jannard       60,416,209    364,314       0
          Director #2 - Mike Parnell      60,423,369    357,154       0
          Director #3 - Link Newcomb      60,422,969    357,554       0
          Director #4 - Irene Miller      60,703,769     76,754       0
          Director #5 - Orin Smith        60,703,369     77,154       0
          Director #6 - Michael Jordan    60,423,369    357,154       0
          Director #7 - William Schmidt   60,703,769     76,754       0

     (2) To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 1998.

                    For            Against             Abstain
                    ---            -------             -------
                 60,655,599        62,002              62,922


ITEM 5.  Other Information
               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

          3.1 (1)   Articles of Incorporation of the Company

          3.2 (1)   Bylaws of the Company

          3.3 (2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

         10.67 Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.

         10.68 Amended and Restated Consultant Agreement, dated May 12, 1998, between Mike Parnell and Oakley, Inc.

         10.69 Amended and Restated Employment Agreement, dated May 12, 1998, between Link Newcomb and Oakley, Inc.

         10.70 Amended and Restated Employment Agreement, dated May 12, 1998, between Thomas George and Oakley, Inc.

         27.1       Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

The Company did not file any reports on Form 8-K during the six months ended June 30, 1998.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Oakley, Inc.


/s/ LINK NEWCOMB                        August 10, 1998
-----------------------
Link Newcomb
Chief Executive Officer


/s/ THOMAS GEORGE                       August 10, 1998
-----------------------
Thomas George
Chief Financial Officer