Form 10-Q
period 1998-09-30
OAKLEY INC
filed 1998-11-13
CIK 946356

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per
               share                         70,678,057 shares
------------------------------------  --------------------------------
                                        (Outstanding on November 6,
              (Class)                              1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     OAKLEY, INC.
                                  INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


ITEM 1 - Financial Statements
Consolidated Balance Sheets as of December 31, 1997
  and September 30, 1998 (unaudited) . . . . . . . . . . . . . . . . .       3

Consolidated Statements of Income for the three- and nine-month
  periods ended September 30, 1997 and 1998 (unaudited). . . . . . . .       4

Consolidated Statements of Cash Flows for the nine-month periods
  ended September 30, 1997 and 1998 (unaudited). . . . . . . . . . . .       5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .     6-8

ITEM 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . . . . . . .    9-14

ITEM 3 - Quantitative and Qualitative Disclosures About
  Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14-15

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   16-19

ITEM 2 - Changes in Securities and Use of Proceeds . . . . . . . . . .      19

ITEM 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . . .      19

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . . .      19

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . . .      19

ITEM 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .      20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                     OAKLEY, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                           December 31,1997       September 30, 1998
                                                           -----------------------------------------
                                                                                     (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                $         2,657        $           4,256
   Accounts receivable, less allowance for
     doubtful accounts of $551 (1997), $503 (1998)                   24,015                   41,116
   Inventories (Note 2)                                              26,200                   34,472
   Other receivables                                                  2,427                    2,775
   Deferred income taxes                                              4,829                    4,829
   Prepaid expenses                                                   2,978                    3,427
                                                            ---------------        -----------------
     Total current assets                                            63,106                   90,875

Property and equipment, net                                         104,230                  116,963
Deposits                                                              1,519                    1,591
Other assets                                                         12,436                   18,784
                                                            ---------------        -----------------

TOTAL ASSETS                                                $       181,291        $         228,213
                                                            ---------------        -----------------
                                                            ---------------        -----------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit (Note 3)                                  $         2,800        $          16,000
   Accounts payable                                                   6,762                   14,289
   Accrued expenses and other current liabilities                     8,666                   12,452
   Income taxes payable                                               1,671                    4,091
   Current maturities of long-term debt (Note 3)                      1,519                    1,519
                                                            ---------------        -----------------
     Total current liabilities                                       21,418                   48,351

   Deferred income taxes                                              2,030                    2,030
   Long-term debt, net of current maturities  (Note 3)               20,882                   19,743

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
   Preferred stock, par value $.01 per share:  20,000,000
     shares authorized; no shares issued                                 -                        -
   Common stock, par value $.01 per share:  200,000,000
     shares authorized; 70,659,086 (1997) and
     70,678,057 (1998) issued and outstanding                           707                      707
   Additional paid-in capital                                        55,170                   55,506
   Retained earnings                                                 82,238                  102,952
   Foreign currency translation adjustment                           (1,154)                  (1,076)
                                                            ---------------        -----------------
     Total shareholders' equity                                     136,961                  158,089
                                                            ---------------        -----------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                      $       181,291        $         228,213
                                                            ---------------        -----------------
                                                            ---------------        -----------------

        See accompanying notes to consolidated financial statements.

                               OAKLEY, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (UNAUDITED)

                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                           September 30,
                                                       ------------------------------          ------------------------------
                                                          1997                1998                1997                1998
                                                       ----------          ----------          ----------          ----------
Net sales                                              $   59,418          $   67,263          $  148,971          $  178,293
Cost of goods sold                                         23,370              25,360              57,212              66,111
                                                       ----------          ----------          ----------          ----------
     Gross profit                                          36,048              41,903              91,759             112,182

Operating expenses:
     Research and development                               1,111               1,288               2,654               3,800
     Selling                                               15,485              18,428              40,730              49,184
     Shipping and warehousing                               1,629               2,020               4,308               5,266
     General and administrative                             6,352               6,293              16,898              18,930
                                                       ----------          ----------          ----------          ----------
         Total operating expenses                          24,577              28,029              64,590              77,180

Operating income                                           11,471              13,874              27,169              35,002

Interest expense, net                                         407                 499                 849               1,376
                                                       ----------          ----------          ----------          ----------
Income before provision for income taxes                   11,064              13,375              26,320              33,626
Provision for income taxes                                  4,249               5,136              10,107              12,912
                                                       ----------          ----------          ----------          ----------
Net income                                             $    6,815          $    8,239          $   16,213          $   20,714
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

Basic net income per common share                      $     0.10          $     0.12          $     0.23             $  0.29
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
Basic weighted average common shares                       70,659              70,678              70,659              70,678
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

Diluted net income per common share                    $     0.10          $     0.12          $     0.23          $     0.29
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
Diluted weighted average common shares                     70,816              71,027              70,703              70,960
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

        See accompanying notes to consolidated financial statements.

                                OAKLEY, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS) (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                      ------------------------------
                                                                         1997                1998
                                                                      ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   16,213          $   20,714

   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                        9,288              12,071
      Deferred compensation                                                   85                  75
      Loss (gain) on disposition of equipment                                234                (613)
      Changes in assets and liabilities, net of effects
       of business acquisitions:
         Accounts receivable                                              (3,557)            (16,973)
         Inventories                                                       4,808              (8,272)
         Other receivables                                                  (577)               (422)
         Prepaid expenses and other                                        1,673                (444)
         Accounts payable                                                  3,698               7,418
         Accrued expenses and other current liabilities                   (1,281)              3,533
         Income taxes payable                                              6,288               2,435
                                                                      ----------          ----------

   Net cash provided by operating activities                              36,872              19,522

CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits                                                              (114)                (80)
      Acquisitions of property and equipment                             (33,783)            (24,060)
      Proceeds from sale of property and equipment                           241                 811
      Other assets                                                        (3,342)             (7,321)
                                                                      ----------          ----------

   Net cash used in investing activities                                 (36,998)            (30,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank borrowings                                       40,000              78,150
      Repayments of bank borrowings                                      (35,220)            (66,089)
      Net proceeds from issuance of common shares                             36                 261
      Repurchase of common shares                                         (3,200)                -
                                                                      ----------          ----------

   Net cash provided by financing activities                               1,616              12,322

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (889)                405

NET INCREASE
   IN CASH AND CASH EQUIVALENTS                                              601               1,599
CASH AND CASH EQUIVALENTS, beginning of period                             8,063               2,657
                                                                      ----------          ----------

CASH AND CASH EQUIVALENTS, end of period                              $    8,664          $    4,256
                                                                      ----------          ----------
                                                                      ----------          ----------

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of December 31, 1997 and September 30, 1998, the statements of income for the three- and nine-month periods ended September 30, 1997 and 1998 and the statements of cash flows for the nine- month periods ended September 30, 1997 and 1998. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1998.

NOTE 2 - INVENTORIES
Inventories consist of the following:

                                 December 31, 1997       September 30, 1998
                                 -----------------       ------------------
          Raw Materials          $      11,814,000       $       16,966,000
          Finished Goods                14,386,000               17,506,000
                                 -----------------       ------------------
                                 $      26,200,000       $       34,472,000
                                 -----------------       ------------------
                                 -----------------       ------------------


NOTE 3 - FINANCING ARRANGEMENTS

LINE OF CREDIT - Effective August 25, 1998, the Company amended its unsecured line of credit with a bank syndicate by increasing its borrowing limits from $30.0 million to $50.0 million and extended the maturity date from June 1999 to August 2001. The amended line of credit bears interest at either the bank's prime lending rate (8.25% at September 30, 1998) or LIBOR plus 0.75% (6.35% at September 30, 1998). At September 30, 1998, the Company had $16.0 million outstanding under the credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 1998, the Company was in compliance with all restrictive covenants and financial ratios.

LONG-TERM DEBT - In August 1998, the Company amended its term loan by lowering the borrowing rate by 0.15% and extending the due date to September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (6.69% at September 30,
1998) for ten years. At September 30, 1998, the outstanding balance under the term loan was $21.3 million.

NOTE 4 - LITIGATION

During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders of (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act of 1933, as amended. Pursuant to a court order sustaining demurrers to certain claims and to plaintiffs' dismissal without prejudice of certain other claims, the only claim remaining in the Superior Court in the California Securities Actions is a claim for purported violations of the antifraud provision of the California Corporation Code with respect to two of the Company's officers and directors. On April
1, 1998, the Superior Court entered a judgment (the "Judgment") in the California Securities Actions in favor of the Company, one of the Company's officers and directors and the firms who served as underwriters of the Secondary Offering. On April 15, 1998, plaintiffs filed a notice of appeal from the Judgment in the Superior Court, which concerns plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code. On September 24, 1998, plaintiffs filed a motion for class certification in the Superior Court. In March 1997, the Company was named as a nominal defendant in a putative derivative action (the "California
Derivative Action") filed in the Superior Court against two of the Company's officers and directors based on substantially the same allegations as those in the California Securities Actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. On February 4, 1998, the court entered a final order of dismissal of the putative derivative action. On April 8, 1998, the derivative plaintiff filed a notice of appeal in the Superior Court. In November 1998, the parties to the California Derivative Action anticipate filing a stipulation with the California Court of Appeal, Fourth Appellate District, to remand the case to the Superior Court for purposes of approving a settlement conditionally agreed to by the parties. Among other things, any settlement agreed to by the parties is subject to approval by both the Superior Court and the Company's Board of Directors. During October, November and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division, against the Company, three of its officers and directors and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. On July 10, 1998, the Company and the other defendants filed motions to dismiss the Federal Securities Actions. The hearing on the motions to dismiss the Federal Securities Action is scheduled for November 23, 1998. Although it is too soon to predict the outcome of the California Securities Actions, the California Derivative Action or the
Federal Securities Actions with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

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

                                                                 Nine months ended September 30,
                                                              --------------------------------------
                                                                   1997                     1998
                                                              -------------            -------------
     Net income                                               $  16,213,000            $  20,714,000
     Foreign currency translation (loss)/gain                      (889,000)                 405,000
                                                              -------------            -------------
        Total comprehensive income                            $  15,324,000            $  21,119,000
                                                              -------------            -------------
                                                              -------------            -------------

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS
In 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for the year ending December 31, 1998. The Company is reviewing the impact of the statement on its year end financial statements.

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended September 30, 1998 and 1997, the diluted weighted average common shares outstanding includes 349,000 and 157,000, respectively, of dilutive stock options. For the nine months ended September 30, 1998 and 1997, the diluted weighted average common shares outstanding includes 282,000 and 44,000, respectively, of dilutive stock options.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET SALES
Net sales increased to $67.3 million for the three months ended
September 30, 1998 from $59.4 million for the three months ended September 30, 1997, an increase of $7.9 million, or 13.3%. During the three months ended September 30, 1998, the JACKET group continued to lead in sales of existing product, followed by sport shield sunglasses, WIRES and FIVES.
Sales of new products introduced in 1998 accounted for 30.2% of sunglass sales. The Company's domestic net sales increased 4.3% to $38.5 million from $36.9 million in the comparable 1997 period, principally as a result of timely shipments of the Company's expanded fall apparel line and strong sales of goggles, particularly the new A-FRAME goggle introduced this quarter, to key winter markets. Sales to Sunglass Hut, the Company's largest customer, decreased 6.7% primarily due to Sunglass Hut's change in its inventory replenishment system of high volume items which allows Sunglass Hut to more closely match purchases to their retail sales. The Company believes this replenishment system has resulted in a shift of a portion of Sunglass Hut revenue from the third quarter into the second and fourth quarters, in preparation for key selling seasons. The Company's international sales increased 27.0% to $28.7 million in 1998 from $22.6 million in 1997, principally as a result of increased sales in all major markets. Southeast Asia and Latin America sales represented 2.0% and 2.8%, respectively, of total net sales for the three months ended September 30, 1998. International net sales in the 1998 period were negatively affected by the strength of the dollar compared to the functional currency of direct operations in Japan, Mexico, South Africa and Canada, while international net sales were positively affected primarily by the French Franc. Footwear net sales were $0.9 million, or 1.3% of net sales, for the quarter ended September 30, 1998.

GROSS PROFIT
Gross profit increased to $41.9 million for the three months ended September 30, 1998 from $36.0 million for the three months ended September 30, 1997, an increase of $5.9 million, or 16.4%. As a percentage of net sales, gross profit increased to 62.3% in 1998 from 60.7% in 1997. Gross profit as a percentage of net sales increased due to improvements in goggle and apparel margins and reduced product returns, offset by a lower sunglass contribution and a negative impact on consolidated gross margin attributable to footwear start-up costs.

OPERATING EXPENSES
Operating expenses increased to $28.0 million for the three months ended September 30, 1998 from $24.6 million for the three months ended September 30, 1997, an increase of $3.4 million. Research and development expenses were $1.3 million, or 1.9% of net sales, in the 1998 period as compared to $1.1 million, or 1.9% of net sales, in the 1997 period, an increase of $0.2 million. Selling expenses increased $2.9 million to $18.4 million, or 27.3% of net sales, for the three months ended September 30, 1998 from $15.5 million, or 26.1% of net sales, in the 1997 period. The increase in selling expenses is a result of greater personnel costs and related expenses, additional warranty expenses associated with our direct distribution operation, greater promotional expenses, increases in variable expenses such as commissions, and increased depreciation associated with additional capital equipment and product displays. As a percentage of net sales, shipping expenses increased to 3.0% for the three months ended September 30, 1998 compared to 2.7% for the comparable 1997 period. General and administrative expenses for the three months ended September 30, 1998 were $6.3 million, or 9.4% of net sales, compared to $6.4 million, or 10.8% of net sales, in the same period in 1997. This decrease in general and administrative expenses was a result of lower professional fees, insurance and other expenses for the 1998 quarter, offset by an increase in personnel costs and related expenses.

OPERATING INCOME
The Company's operating income increased to $13.9 million for the three months ended September 30, 1998 from $11.5 million for the three months ended September 30, 1997, an increase of $2.4 million, or 20.9%, over the same period in the previous year. As a percentage of net sales, operating income increased to 20.6% for the three months ended September 30, 1998 from 19.4% for the three months ended September 30, 1997. This increase was the result of an increase in net sales and higher gross profit margin, offset by slightly higher operating costs. Excluding footwear costs, the Company's operating income as a percentage of net sales would have been 23.5% versus 19.4% for the comparable 1997 period.

INTEREST EXPENSE, NET
The Company had net interest expense of $0.5 million for the three months ended September 30, 1998 compared to $0.4 million for the three months ended September 30, 1997.

NET INCOME
The Company's net income increased to $8.2 million for the three months ended September 30, 1998 from $6.8 million for the three months ended September 30, 1997, an increase of $1.4 million, or 20.6%, over the comparable 1997 quarter.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET SALES
Net sales increased to $178.3 million for the nine months ended September 30, 1998 from $149.0 million for the nine months ended September 30, 1997, an increase of $29.3 million, or 19.7%. This increase was the result of strong sales of FIVES and initial sales from the new RACING JACKET introduced in January 1998, MARS introduced in March 1998, the MINUTE and A WIRE introduced in May 1998 and TENS introduced in August 1998. Sales of new products introduced in 1998 accounted for 18.7% of sunglass sales. The Company's domestic net sales increased 20.4% to $107.8 million from $89.5 million in the comparable 1997 period, principally as a result of a 39.9% increase in net sales to the Company's largest customer, Sunglass Hut. The significant increase in net sales to Sunglass Hut is attributable to a large reduction in 1997 in Sunglass Hut purchases related to their 1997 inventory realignment initiative, in addition to an increase in overall sales rates. The Company's international sales increased 18.7% to $70.5 million in 1998 from $59.4 million in 1997, principally as a result of increased sales in all major markets except Southeast Asia and the Middle East. Southeast Asia and Latin America sales represented 1.5% and 2.5%, respectively, of total net sales for the nine months ended September 30, 1998. International net sales in the 1998 period were negatively affected by the strength of the dollar compared to the functional currency of direct operations in Europe, Japan, Mexico, South Africa and Canada.

GROSS PROFIT
Gross profit increased to $112.2 million for the nine months ended September 30, 1998 from $91.8 million for the nine months ended September 30, 1997, an increase of $20.4 million, or 22.2%. As a percentage of net sales, gross profit increased to 62.9% in 1998 from 61.6% in 1997. Gross profit as a percentage of net sales was positively affected by increased X METAL production, lower product returns and an increase in sunglass unit volume sales and average selling prices. These positive factors were partially offset by an increase in inventory reserves, higher sales discounts and initial footwear production costs.

OPERATING EXPENSES
Operating expenses increased to $77.2 million for the nine months ended September 30, 1998 from $64.6 million for the nine months ended September 30, 1997, an increase of $12.6 million. As a percentage of net sales, operating expenses were 43.3% for the nine months ended September 30, 1998 and 1997. Research and development costs increased $1.1 million to $3.8 million for the nine months ended September 30, 1998. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus. Excluding this non-recurring adjustment to the 1997 period, research and development expenses increased $0.2 million to $3.8 million, or 2.1% of net sales, in 1998 from $3.6 million, or 2.4% of net sales, in the 1997 period. Selling expenses were $49.2 million, or 27.6% of net sales, in 1998 as compared to $40.7 million, or 27.3% of net sales, in 1997, an increase of $8.5 million, or 20.9%. This increase is a result of greater personnel expenses and variable expenses such as commissions, greater promotional expenses and increased depreciation associated with additional capital equipment and product displays. As a percentage of net sales, shipping expenses increased to 3.0% for the nine months ended September 30, 1998 from 2.9% in the comparable 1997 period. General and administrative expenses increased $2.0 million to $18.9 million, or 10.6% of net sales, in the 1998 period from $16.9 million, or 11.3% of net sales, in the 1997 period. This increase is primarily due to increased personnel costs and related expenses, including an increase of $0.4 million in the Company's vacation benefit expense, increased tax and license expense and greater depreciation and amortization expenses associated with additional capital equipment and the acquisition of Oakley Canada, offset by income in the 1998 period of $0.6 million on the disposal of certain assets. For the nine months ended September 30, 1997, general and administrative expenses included income of $0.8 million paid to the Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new facility and professional fees of $0.5 million related to lawsuits filed by shareholders against the Company and three of its officers (see Note 4 to the consolidated financial statements).

OPERATING INCOME
The Company's operating income increased to $35.0 million for the nine months ended September 30, 1998 from $27.2 million for the nine months ended September 30, 1997, an increase of $7.8 million. As a percentage of net sales, operating income increased to 19.6% for the nine months ended September 30, 1998 from 18.2% for the nine months ended September 30, 1997. This increase was the result of the Company's increase in net sales and gross profit margin as a percentage of net sales.

INTEREST EXPENSE, NET
The Company had net interest expense of $1.4 million for the nine months ended September 30, 1998, as compared with net interest expense of $0.8 million for the comparable 1997 period. Net interest expense for the 1997 period excludes $0.5 million of interest costs which were capitalized in the period as part of the construction of its new facility.


NET INCOME
The Company's net income increased to $20.7 million for the nine months ended September 30, 1998 from $16.2 million for the nine months ended September 30, 1997, an increase of 27.8%.

LIQUIDITY AND CAPITAL RESOURCES The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $19.5 million for the nine months ended September 30, 1998 and $36.8 million for the comparable period of 1997. At September 30, 1998, working capital was $42.5 million. Working capital may vary from time to time as a result of seasonality, new product introductions and changes in accounts receivable and inventory levels. Accounts receivable days at September 30, 1998 were 51 compared to 43 for the comparable 1997 period. This increase in receivable days is attributable to increased sales during the quarter ended September 30, 1998 of goggles and apparel which carry extended terms consistent with industry norms and the extension of terms to a limited number
of more credit worthy accounts.   Inventories were $34.5 million at September
30, 1998 compared to $32.4 million at June 30, 1998 and $25.1 million at September 30, 1997. As a Company expands its product offerings and diversifies into other product categories, its inventory levels generally will increase to accommodate these new products. In August 1998, the Company amended its unsecured line of credit to increase its borrowing limits from $30.0 million to $50.0 million. At September 30, 1998, the Company had an outstanding balance of $16.0 million under such facility. Additionally, in August 1998, the Company amended its term loan by lowering the borrowing rate by 0.15% and extending the due date to September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (6.69% at September 30, 1998) for ten years. At September 30, 1998, the outstanding balance on the term loan was $21.3 million.

Capital expenditures for the nine months ended September 30, 1998 totaled $24.1 million. These expenditures were primarily attributable to the expansion of the Company's information technology capabilities, facility improvements, product displays, and production equipment for the Company's sunglass and footwear lines. Other assets increased by $7.3 million for the nine months ended September 30, 1998, primarily due to the acquisition of an international distributor and certain patented technology. As of September 30, 1998, the Company had commitments of approximately $2.9 million for future capital purchases.

The Company believes that existing capital, anticipated cash flow from operations and current credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

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

BACKLOG
Historically, the Company has generally shipped domestic orders (other than pre-season orders for ski goggles and apparel and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At September 30, 1998, the Company had a backlog of $7.4 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $2.1 million as of such date. In September 1997, the Company implemented changes in its replenishment system with Sunglass Hut, which affected its reported backlog. Under the new system, in an effort to more closely match inventory replenishment with Sunglass Hut's sales, certain high-volume Oakley products are shipped to Sunglass Hut weekly, based on the previous week's retail sales. As a result, Sunglass Hut no longer places future shipment orders for these products except in anticipation of major seasonal sales increases. These changes reduced the Company's reported backlog at September 30, 1997 and have continued to do so in subsequent periods. These system enhancements are the result of the joint efforts of the two companies to achieve the long-term benefits of lower overall inventory levels, while increasing inventory turns and sales at retail.

INFLATION
The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

YEAR 2000
The Company has established a Year 2000 Project team that is currently reviewing the internal and external readiness of its date sensitive hardware systems, computer systems, business practices, suppliers and customers for handling Year 2000 issues. These issues involve systems that are date sensitive and may not be able to properly process the transition from year 1999 to year 2000 and beyond, resulting in miscalculations and software failures. The Company's Year 2000 compliance strategy includes several phases: Inventory, Assessment, Remediation, and Testing.

The Company has substantially completed the inventory phase and is in the process of completing the assessment phase, with respect to its internal systems. The Company is also in the process of performing diagnostics and implementing Year 2000 compliant solutions on "in-house" critical software programs, which are expected to be substantially completed by June 1999. Included in this group are systems used in the information technology group as well as non-information technology systems, such as production equipment
that is date sensitive.   Assessment of the Year 2000 readiness with respect
to the Company's subsidiaries is targeted to begin January 1999.

The Company has initiated communications with all of its key external business partners to determine their extent and plans for Year 2000 compliance. As part of this process, the Company has requested written assurances from its key external business partners as to their Year 2000 readiness status and their plans to become Year 2000 compliant when necessary. This process is ongoing and is expected to continue throughout 1999.

The Company is in the process of developing Year 2000 contingency plans as it applies to each department. The Company is also communicating with its external business partners to determine their Year 2000 contingency plans. Based on analysis completed to date, management believes its current staff will be sufficient to address the Year 2000 issues and that the staff time required to address these issues should not have a material adverse effect on other projects. The costs associated with the Year 2000 project have not been budgeted and tracked as separate projects, but have been occurring in conjunction with normal operating activities. These costs are being funded through operating cash flows and are not expected to materially impact the Company's operating results. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues, and the Company's inability to implement such systems and changes in a timely manner could have a material adverse effect on future results of operations. In addition, the failure of certain of the Company's significant customers or vendors to appropriately address the Year 2000 issue in a timely manner could have a material adverse effect on the Company.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company and its foreign subsidiaries may enter into derivative financial instruments, including foreign currency forward exchange contracts and foreign currency option contracts, to manage foreign exchange risk on foreign currency transactions and do not use the contracts for trading purposes. These financial instruments are used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Gains and losses associated with forward exchange contracts related to hedges of firmly committed transactions are deferred and recognized when the hedged transaction occurs. Gains and losses resulting from foreign exchange contracts which are not hedges of firmly committed transactions are recorded each period to the consolidated statement of income. Unrealized gains associated with option contracts are recorded each period. Unrealized losses associated with option contracts are recorded each period to the extent of gains on such contracts previously recorded. Premiums associated with option contracts are amortized on a straight line basis over the life of the option contract.

A summary of exchange contracts is as follows:

                                                                 September 30, 1998
                                                ----------------------------------------------------
                                                 U.S. Dollar                                Fair
                                                  Equivalent          Maturity             Value
                                                ------------        ------------        ------------
     Option Contracts:
        Canadian dollars                        $ 1,900,019            Dec. 1998         $ 1,979,522
        Japanese yen                              1,382,353            Dec. 1998           1,424,242
        Japanese yen                              1,382,353            Mar. 1999           1,424,242
        Japanese yen                              1,470,588            Jun. 1999           1,353,272
        Japanese yen                              1,500,000            Sep. 1999           1,420,217
        Japanese yen                              1,551,471            Dec. 1999           1,468,950
        French francs                             2,590,883            Dec. 1998           2,400,000
        German marks                              1,424,897            Dec. 1998           1,300,000
                                                ------------                             ------------
                                                $13,202,564                              $12,770,445
                                                ------------                             ------------
                                                ------------                             ------------

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 1998, outstanding contracts were recorded at fair market value (except for certain option contracts with unrealized losses) and the resulting gains and losses were recorded to the consolidated statements of income pursuant to the policy set forth above.

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

On September 24, 1998, plaintiffs in the California Securities Actions filed a motion for class certification in the Superior Court. The hearing on the motion for class certification currently is scheduled for January 29, 1999. The plaintiffs in the California Securities Actions have served document requests on the Company and others, and documents have been produced.

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

On July 10, 1998, the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard filed motions to dismiss the Federal Securities Actions. Merrill Lynch and Alex. Brown also filed motions to dismiss the Federal Securities Actions. The hearing on the motions to dismiss the Federal Securities Action is scheduled for November 23, 1998. To date, no discovery has been taken in the Federal Securities Actions.

THE CALIFORNIA DERIVATIVE ACTION
The Company has been named as a nominal defendant in a putative derivative lawsuit against certain of its directors and officers filed in March 1997 in the Superior Court. The case is captioned BLACKMAN V. JAMES JANNARD, MIKE PARNELL AND DOES 1 THROUGH 100, Case No. 777098 (filed March 27, 1997) (the "California Derivative Action").

In the California Derivative Action, the plaintiff, purporting to sue on behalf of the Company, alleges claims for breach of fiduciary duty, constructive fraud, unjust enrichment and violations of the insider trading provisions of the California Corporations Code. Like the California Securities Actions, the plaintiff's claims in the California Derivative Action are, among other things, based upon alleged material misstatements and omissions in certain of the Company's public statements and Securities and Exchange Commission filings regarding the Company, its operation and future prospects. The plaintiff seeks to recover damages and other relief on behalf of the Company. The defendants filed a demurrer to the original complaint in the California Derivative Action, and the plaintiff subsequently filed an amended complaint. The defendants filed a demurrer to the amended complaint in the California Derivative Action, and the Superior Court sustained the demurrer with leave to amend in September 1997. The plaintiff subsequently filed a second amended complaint in the California Derivative Action. The defendants then filed a demurrer to the second amended complaint in the California Derivative Action and the Superior Court sustained the demurrer without leave to amend on December 19, 1997. On February 4, 1998, the Superior Court entered a final order of dismissal of the California Derivative Action. On April 8, 1998, the plaintiff in the California
Derivative Action filed a notice of appeal in the Superior Court.  In
November 1998, the parties to the California Derivative Action anticipate filing a stipulation with the California Court of Appeal, Fourth Appellate District, to remand the case to the Superior Court for purposes of approving a settlement conditionally agreed to by the parties. Among other things, any settlement agreed to by the parties is subject to approval by both the Superior Court and the Company's Board of Directors.

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

ITEM 2.   Changes in Securities and Use of Proceeds
               None

ITEM 3.   Defaults Upon Senior Securities
               None

ITEM 4.   Submission of Matters to a Vote of Security-Holders
               None

ITEM 5.   Other Information

The Securities and Exchange Commission recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to shareholder proposals submitted to the Company for consideration at the Company's next annual meeting.

Shareholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a shareholder's proposal in the Company's proxy materials) with respect to the Company's 1999 Annual Meeting of Shareholders will not be considered timely if received by the Company after December 28, 1998. Accordingly, the proxy with respect to the Company's 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any shareholder proposals received by the Company after December 28, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

     3.1 (1)   Articles of Incorporation of the Company

     3.2 (1)   Bylaws of the Company

     3.3 (2) Amendment No. 1 to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996

     10.71 Second Amended and Restated Credit Agreement, dated August 25, 1998, between Oakley, Inc. and Bank of America National Trust And Savings Association, as agent and the Lenders named therein

     10.72 Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

     10.73 Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

     27.1      Financial Data Schedule




(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Oakley, Inc.


/s/ Link Newcomb                             November 13, 1998
------------------------------
Link Newcomb
Chief Executive Officer


/s/ Thomas George                            November 13, 1998
------------------------------
Thomas George
Chief Financial Officer