Form 10-K405
period 1998-12-31
OAKLEY INC
filed 1999-03-31
CIK 946356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 1-13848

                                  OAKLEY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                     95-3194947
       (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER ID NO.)
        INCORPORATION OR ORGANIZATION)

                   ONE ICON
          FOOTHILL RANCH, CALIFORNIA                               92610
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (949) 951-0991

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE                NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 10, 1999: $190,813,830.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business on March 10, 1999: 70,678,057 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the registrant's 1999 Annual Shareholders Meeting are incorporated by reference into Part III herein.

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

Item 12  - Security Ownership of Certain Beneficial Owners and Management

Item 13  - Certain Relationships and Related Transactions

PART IV

Item 14  - Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

ITEM 1.  BUSINESS

GENERAL

Oakley, Inc. (the "Company" or "Oakley") is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation, which commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of consumer products, including high-performance eyewear, footwear, watches and athletic equipment. The Company's principal strength is its ability to develop products which demonstrate superior performance and comfort through the combination of patented and other proprietary technology and unique styling. The Company has focused on eyewear innovations for sports applications, and its products are worn by a variety of athletes, such as skiers, cyclists, runners, surfers, golfers, tennis and baseball players and motocross riders. In addition, the Company's products, which are currently sold in over 70 countries worldwide, have become increasingly popular with fashion-oriented consumers in the larger nonsports, or recreational, segment of the sunglass market. The Company's products currently include sunglasses (e.g., Frogskins(R), M Frames(R), Zeros(R), Wires(TM), Jackets(R), X Metal(R), Fives(TM) and Topcoat(R)), goggles, face shields for use with sports helmets, sunglass accessories, gear bags and a limited range of athletic footwear, technical apparel and premium timepieces.

FORWARD-LOOKING STATEMENTS

When used in this document, the words "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "predicts," "will" or the negative thereof and similar expressions are intended to identify in certain circumstances forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including risks related to the dependence on sales to Sunglass Hut; the acceptance in the marketplace of new products; the ability to source raw materials at prices favorable to the Company; the ability to develop and introduce innovative products; currency fluctuations; and other risks outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

PRODUCT DESIGN AND DEVELOPMENT

Oakley has built a legacy on the aesthetics of science by merging form and function through a philosophy called sculptural physics. As inventions wrapped in art, the Company's breakaway designs and engineering innovations are protected by more than 400 legal patents worldwide and have inspired a loyal following around the globe. With focus on consumers for the next generation, the Company has established itself as a legitimate world brand with unique expertise in product design, performance and production.

State-of-the-art technology allows the Company to shorten dramatically its product development cycle. Stereolithographic computer modeling is combined with CAD/CAM liquid laser prototyping to create fully detailed, wearable prototypes of eyewear and footwear. Rapid iteration of working models allows for extensive testing and perfecting of product design before introduction to the public. After the development stage is complete, the final sculpture can be used directly in preparation of production tooling. Utilizing these processes, the Company is capable of introducing a new product line within four months of initial concept.

The American National Standards Institute (ANSI) has established specific standards for eyewear testing. Known as Z87.1, these tests analyze product safety and provide quantitative measure of optical quality. The Company conducts ANSI tests at its own facilities on a regular basis, and all eyewear products meet or exceed ANSI Z87.1 standards. Sports-application eyewear featuring Oakley's patented polaric ellipsoid(TM) lens geometry (M Frame, Pro M Frame(R), Zero and A Frame(TM) Goggle) have demonstrated superior optical clarity when compared to similar products of principal competitors. Eyewear featuring dual-spherical lens design, which utilizes Oakley's patented XYZ Optics(TM), demonstrates comparable superiority.

In addition to ANSI Z87.1 analysis, the Company performs tests to ensure product durability. These tests include cranial expansion/pull testing, which simulates the act of removing eyewear 25 times a day, 365 days a year, for 110 years; accelerated weathering in extremes o of ultraviolet light, heat, condensation and humidity within an environmental simulation chamber; thermal shock and endurance in temperatures ranging from -30(Degree)F to 200(Degree)F; and real-world use to determine the detrimental effects of cosmetics, sunscreens, perspiration and chemicals that may come in contact with the product during normal use.

With strict guidelines from the American Society for Testing and Materials
(ASTM) and other industry authorities, Oakley footwear and apparel undergo extensive testing to ensure quality, performance and durability. Abrasion tests are performed on the outsole and shoe upper, as well as on clothing that utilizes rubber compounds in high-abrasion areas. These include Taber Abrasion (ASTM D3884), Wyzenbeetz Abrasion (ASTM D457), DIN Abrasion (DIN 53516 and ISO
4649), and Ross Flex/Cut Growth (ASTM D1052). ASTM E96, the analysis of Moisture Vapor Transport Rate (MVTR), is performed to ensure textile breathability. Quantitative examination of durability and shock absorption is performed on the shoe midsole, including a full Compression Set (ASTM D395) and Dynamic Fatigue Test (ASTM D3574). Additional analyses include the traction performance of outsoles via the Coefficient of Dynamic Friction (ASTM E303) and the bond strength between shoe components via T-Peel on an Instron (ASTM D1876).

Oakley has obtained hundreds of patents worldwide to protect its proprietary manufacturing methods and product features. Among the Company's most important patents are those which guard its achievements in toroidal single-lens geometry and the associated manufacturing techniques, dual-spherical lens technology and the associated optical advances, and innovations in frame design and functionality. The proprietary technologies employed in lens cutting, etching, and coating, as well as the Company's significant investments in specialized equipment, are matched with exclusive formulations of production materials to produce the superior optical quality, safety and performance of Oakley eyewear.

The Company's historical success is attributable, in part, to its introduction of products that represent improvements in performance and style over goods available on the market. To that end, the Company strives to develop methods of production that provide greater precision and less cost than its competition. By maintaining an in-house design staff, the Company has been able to consolidate and focus a broad range of expertise, achieving consistent vision as its develops notable breakthroughs in product form and function.

Among the Company's most significant developments, Iridium(R) coatings and Plutonite(R) lenses are prominent advances. Iridium is a metallic oxide that improves contrast and tunes color saturation, enhancing the wearer's perception of detail in varying light conditions. The coating has become very popular for eyewear used in demanding sports such as skiing and cycling, and in high altitude use. The distinctive look of Iridium-coated lenses adds to their success in the recreational sunglass market. In March 1998, the Company acquired a patent which covers certain Iridium coatings. Plutonite is a proprietary material used to produce lenses of exceptional optical clarity. The material provides 100% protection against UVA, UVB, UVC and harmful blue light. It meets all ANSI Z87.1 industrial standards for impact protection, producing lenses of extremely high durability and low weight.

Oakley's patented XYZ Optics represents a major breakthrough in lens technology. Precise geometric orientation provides optical correction on three axes, not just two. The resulting lens allows light to be received over essentially the full angular range of vision while minimizing distortion caused by disparate refraction along that range - an advance that maximizes clarity for all angles of view. The technology achieves this by protecting the unique relationship between lens geometry and the as-worn orientation to the wearer's eye. This allows for wrapped, raked-back lens configurations that enhance peripheral vision and protection against sun and wind.

Oakley has applied prescription lens technology to all of its frame models. Called Oakley Rx, the technology utilizes computer modeling to reconfigure the curvature of corrective lenses, shaping them to the wrapped curvature of Oakley frames. Custom grinding and specialized equipment for cutting and edging give the Company proprietary control of this precision lens tailoring, which now has universal application. This has enabled Oakley to attract high profile athletes that would not otherwise have been available to promote the Company's brand.

The prescription program is expanding its reach beyond the Company's own eyewear frames in 1999. Oakley prescription lenses can now be made to fit any brand of ophthalmic frame, regardless of model or manufacturer. By combining the precision vectoring technology with the many attributes of Oakley lenses - including impact protection, UV protection, low weight and exceptional clarity - the Company's new prescription program has created an inroad for new customers, even as they purchase frame styles from competitors.

In February 1997, Oakley introduced its first sunglass in the X Metal line: a family of eyewear named for a proprietary blend of metals that exhibits an extraordinary strength-to-weight ratio. In addition to a unique metallurgical process, X Metal utilizes breakthroughs in architectural mechanics. Built with more than two dozen parts, each titanium alloy frame is engineered with flex couplers, temple shocks and interchangeable nose bombs to provide a comfortable, natural fit. With the success of the original style, Romeo(TM), a second line called Mars(TM) was added in 1998. In early 1999, Juliet(TM) was added to the X Metal family.

In 1998, the Company introduced several significant new products. Recent eyewear releases include: Racing Jacket(TM), a hingeless frame with vented, ergonomic contouring; Minute(TM), a blend of fluid curvature and condensed cranial geometry to accommodate smaller faces; a Wire(TM), an addition to the Wire family that alloys five metal compounds to produce ultra lightweight frames; Tens(TM), a balance between the condensed cranial geometry of the Oakley Five and the full-size Frogskin frame; A Frame, a high-performance goggle that incorporates defogging ventilation with optically correct dual-lens architecture; and Moon(TM), an O Matter(R) frame that incorporates select design elements of X Metal Mars.

Establishing itself as a global brand, the Company has diversified beyond the eyewear market. The utilization of advanced technologies in fabrics and fabrication has placed Oakley at the forefront of innovation in the design and production of apparel. In addition to clothing, Oakley has also entered the performance footwear market. The initial footwear release was marked by a reinvention of current styles and sciences. Vulcanized rubber was discarded for a unique synthetic, a composite of Kevlar(R) and Unobtanium(TM) that parallels the traction technology of racing tires. A breathable lattice of high-tenacity O Matter was interwoven with Kevlar(R) for the shoe upper, and breakthroughs such as three-point triangulated sole geometry, independent torsion response and stabilized lateral control were added to enhance performance. The footwear is manufactured at the Company's Foothill Ranch facility.

The Company continues to expand the limits of today's technologies, most recently by introducing wristwatches that merge critical innovations in gearing, bearings and microcircuitry from around the world. Rendered with cutting-edge styling, each timepiece utilizes a precision flywheel mechanism to drive an inertial generator(TM) and charge a lithium capacitor. With the means to convert motion into electricity, the Company has produced a perpetual chronometer that performs with the accuracy of quartz calibration.

Oakley intends to introduce other product line extensions and new product lines in the future, innovations targeted to attract additional consumers to the brand and support efforts to further diversify the Company as a global brand.

To take advantage of unique opportunities, the Company may, from time to time, manufacture private label or other sunglasses for other companies. The Company intends to market and sell sunglasses under brand names other than "Oakley." In addition, the Company has licensed, and may determine to further license, its intellectual property rights to others in optical or other industries.

The success of any new product line depends on various factors, including product demand, production capacity and the availability of raw materials and critical manufacturing equipment. Other factors and assumptions are involved in preparing forward-looking information related to product development and introduction. The uncertainty associated with all these factors, and any change in such factors from the Company's expectations, could result in cost increases, delays, or cancellations of such new products and may also cause actual results to differ materially from those projected.

PRODUCTS

The Company's first optical products, introduced in 1980, were goggles developed for the ski and motorcycle industries. From the perspective of "function first," the Company next introduced a hybrid goggle/sunglass design for cycling and skiing, which led to other models for sport-specific uses. The Company recognized that athletes in different sports needed different types of protection to ensure clear vision, adequate impact-resistance and deflection of wind, snow and other elements. The Company successfully expanded its product line by educating the market about the individual eyewear needs of a sport and marketing glasses perceived to be useful athletic equipment. All of the Company's sunglass lines utilize one of two lens geometries: toroidal (polaric ellipsoid) or spherical. The toroidal geometry, which has a different radius from the top to bottom than from side to side and is used in the Company's M Frames and Zeros, provides superior optical clarity and enhanced coverage and, therefore, represents the most advanced technology for demanding sports applications. Spherical lenses, which have a uniform radius in all directions, are used in the Company's dual-lens sunglasses, the Trenchcoats(R), Jackets, Wires, Frogskins, X Metal, Topcoat, Minutes, Tens and Moons. The Company's spherical lenses are corrected and oriented so as to minimize distortion in the "as-worn" position, a feature which differentiates the Company's dual-lens sunglasses from those of its competitors. The Company incorporates its patented XYZ Optics technology to achieve a superior level of optical quality in a wrapped and raked non-prescription dual lens design that maximizes peripheral vision and protection against sun and wind. The Company's eyewear is popular with athletes in baseball, golf, tennis, cycling, motorcycling, skiing, volleyball, marine sports, triathlons, running, surfing, snowboarding and other sports.

The Company's current products are set forth below:

                      DATE INTRODUCED           U.S. SUGGESTED
                                                 RETAIL PRICE
SUNGLASSES
  M Frames               Late 1989             $ 90.00 - 145.00
  Zeros                  Late 1993               80.00 - 105.00
  Wires                  Late 1993              130.00 - 225.00
  Eye jackets(R)         Late 1994               90.00 - 125.00
  Trenchcoats            Late 1995               90.00 - 130.00
  Straight Jackets(R)     May 1996                       100.00
  Square Wires(R)        June 1996                       150.00
  Pro M Frame           October 1996                     150.00
  Frogskins*           December 1996             55.00 -  65.00
  X Metal Romeo        February 1997                     250.00
  Fives                  April 1997              55.00 -  65.00
  Topcoat               August 1997             100.00 - 130.00
  Racing Jackets        January 1998            110.00 - 150.00
  X Metal Mars           March 1998             275.00 - 315.00
  Minutes                 May 1998               90.00 - 125.00
  a Wires                 May 1998                       135.00
  Moons                  July 1998              100.00 - 130.00
  Tens                  August 1998              75.00 - 120.00


GOGGLES
  Motocross                 1980                 26.00 -  56.50
  Ski                       1983                 25.00 - 102.00
  H20                       1990                 25.75 -  61.00
  A Frame                   1998                 85.00 - 120.00


* The Company's original Frogskin line was introduced in 1985 and was discontinued after the new style was introduced in 1996.

The Company also offers polarized lenses in its Jackets, Minutes, Wires, Fives and Tens sunglasses. By eliminating glare, the polarized polycarbonate lens enhance color recognition and greatly reduce eye strain.

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

Clothing and gear bags

The Company has extended its invention-inspired product philosophy into the apparel category, now selectively designing performance clothing and gear bags. The clothing and gear bags are constructed with technical features and materials, such as YKK(TM) zippers and reinforced rivets, to provide added strength and durability in the backpack; fully taped double-needle seams and nailhead cordura(R) for added durability on the arms and shoulders of the ballistic jacket; and venting to control excess heat and moisture in the fleece pullover.

Footwear

The Company's first model in its performance footwear line was introduced in May 1998, with initial shipments to the U.S. market beginning in July 1998 and subsequent international shipments later in 1998. By approaching athletic shoes from the perspective of design innovation, the Company has reconfigured every detail of footwear design, combining function and form and utilizing material combinations which have never before been used in footwear. Vulcanized rubber was discarded for a unique synthetic, a composite of Kevlar(R) and Unobtanium that parallels the traction technology of racing tires. A breathable lattice of high-tenacity O Matter was interwoven with Kevlar(R) for the shoe upper, and breakthroughs such as three-point triangulated sole geometry, independent torsion response and stabilized lateral control were added to enhance performance. The footwear is manufactured at the Company's Foothill Ranch facility.

Watch

The Oakley Time Bomb(TM) incorporates the Company's zeal for sculptural design with innovation in watch quality and construction. With unique casings in an X Metal(TM) alloy, Ion-plated stainless steel and solid gold, the Time Bomb appeals to Oakley's loyal customer following, a group of people who expect quality as well as progressive styling. The timepiece's movement is a culmination of the best technologies available, including a new Oakley invention: the O Engine(TM). The O Engine powers Oakley's Inertial Generator, converting human motion into an endless electric current that fires a quartz tuner. Advances in gearings, bearings, and microcircuitry from across the globe -- called World Movement(TM) - are incorporated to produce a timepiece that has precision quartz accuracy with the benefits of automatic movement.

To date, the Company has designed its footwear, watch, apparel and other accessories using its own resources, declining licensing opportunities in order to preserve the Oakley image, which the Company believes will bring greater respect and demand for Oakley's products over the long term. The Company may in the future consider the pursuit of additional brand extensions.


Kevlar(R) and Nailhead Cordura(R) are Dupont registered trademarks. YKK(TM) is a YKK Corporation registered trademark.


MANUFACTURING

In early 1997, the Company relocated to its newly constructed headquarters and manufacturing facility in Foothill Ranch, Orange County, California, where it manufactures and assembles most of its products. The Company owns, operates and maintains most of the equipment used in the manufacture of its products. The Company produces components and performs processes in-house which contribute significantly to gross profit margins and provide protection against piracy of the Company's proprietary information and processes. In-house manufacturing enables the Company to produce products in accordance with its strict quality control standards. Components and processes that are unlikely to add significant value are contracted out to vendors. Much of the equipment used in the manufacture of the Company's products has been specially designed and adapted for the processes used by the Company. The Company's proprietary manufacturing methods and equipment are protected by special security measures employed at the Company's manufacturing facilities. In addition, the Company believes that by manufacturing its own products, it has the opportunity to experiment with new materials and technologies which can lead to important discoveries, such as its Iridium coating process (which the Company believes is one of the most sophisticated coating processes in the industry). The Company generally seeks to maintain a supply of finished goods that is sufficient to ship domestic customer orders (other than preseason orders for ski goggles and orders from certain sunglass specialty chains) within one day of receipt. Due to significant increases in demand for certain Oakley products and an increase in new product introductions, backorders may increase sharply from time to time and may delay customer shipments for such products.

The Company has forged strong relationships with its major suppliers and maintains agreements with most of them that prohibit such suppliers from revealing any of the Company's proprietary information and technology to third parties. Although the Company relies on outside suppliers for the polycarbonate components of its glasses and goggles, the Company owns substantially all the molds used in the production of the components. The Company relies on a single source for the supply of several components, including the uncoated lens blanks from which substantially all of the Company's lenses are cut. The Company believes most of these components can be obtained from one or more alternative sources within a relatively short period of time. In the event of the loss of the source for lens blanks, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply of lens blanks can be located or developed in a timely manner. In March 1997, the Company entered into a reciprocal exclusive dealing agreement with Gentex, its lens blank supplier, under which Oakley has the exclusive right to purchase from such supplier decentered sunglass lenses and a scratch-resistant coating developed for use with such lenses. In return, Oakley has agreed to purchase all of its decentered lens requirements, subject to certain exceptions, from such supplier. The Company's business interruption insurance policy reimburses the Company for certain losses incurred by the Company, up to a maximum of $30 million, as a result of an interruption in the supply of raw materials, including uncoated lens blanks, resulting from direct physical loss or damage to a supplier's premises, subject to certain exceptions. However, there can be no assurance that such policy will be sufficient to compensate the Company for all losses resulting from an interruption in the supply of raw materials.

DISTRIBUTION

The Company sells Oakley eyewear in the United States through a carefully selected base of approximately 7,800 active accounts as of December 31, 1998 with approximately 11,500 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops and motorcycle, running and sporting goods stores. Unlike most of its competitors, the Company has elected not to sell its products through discount stores, drug stores or traditional mail-order companies.

The Company's current level of distribution, with the addition of key niche retailers, most notably in the golf channel in 1998, and a limited number of premium optical locations, is expected to be capable of accommodating expanding sales, while maintaining the discoverability of Oakley products by consumers. This distribution philosophy provides retailers with a degree of exclusivity for Oakley products, which has increased brand loyalty and has encouraged retailers to display Oakley products in prominent shelf space. The noticeable absence of the Company's products from discount stores, drug stores and traditional mail-order catalogs has contributed to the Company's exclusive, high-quality image.

The Company's products are currently sold in over 70 countries outside the United States. In most of continental Europe, marketing and distribution are handled directly by the Company's Oakley Europe subsidiary, located near Paris, France, which is staffed by approximately 100 employees who perform sports marketing, advertising, telemarketing, shipping and accounting functions. Oakley Europe has an independent sales force in all major continental European markets except in Switzerland and Austria. Since 1995, the Company has been selling Oakley products to Mexico and

Central America on a direct basis through its subsidiary Oakley Mexico. In 1996, the Company acquired its exclusive distributor in the United Kingdom ("Oakley UK") and established an office in South Africa ("Oakley Africa") and began selling to those markets on a direct basis in the fourth quarter of 1996. In May 1997, the Company began selling to Japan ("Oakley Japan") on a direct basis through its own operation. In April 1998, the Company acquired the Oakley division of its exclusive Canadian distributor which enables the Company to market and sell its products on a direct basis in Canada. In those parts of the world not serviced by Oakley or its subsidiaries, Oakley's products are sold through distributors with local expertise which sell Oakley products either exclusively or with complementary, noncompeting products. Such distributors agree to respect the marketing philosophy and practices of the Company and receive extensive training regarding such philosophies and practices. For information regarding the Company's operations by geographic region, see Notes 10 and 11 of Notes to Consolidated Financial Statements.

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

SALES AND MARKETING

The Company maintains a domestic sales force of approximately 90 independent representatives. The primary functions of Oakley's sales force are to sell to each retailer the appropriate mix and quantity of Oakley products, ensure that products are displayed effectively and educate retailers about the quality and features of Oakley products and Oakley's sales and marketing philosophies. The Company believes that its relationships with its customers, effective marketing and superior customer service are critical elements of the Company's success. Through its sales representatives, the Company tries to satisfy every customer's request for information or product support. Sales representatives regularly visit each customer to educate the customer about recent innovations in product designs, new product applications and merchandising ideas. Each sales representative is managed by one of the Company's in-house territory managers. The territory managers work with the representatives in setting sales goals, providing sales analyses, soliciting sales to complete customers' inventories and taking new orders. Approximately 90% of the Company's sales force are paid solely by commissions based on net sales.

While Oakley uses traditional marketing methods in some instances, the Company attributes much of its success to the use of less conventional methods, including sports marketing, targeted product allocation, advertorials and in-store display aids. The Company has used sports marketing extensively to achieve consistent, authentic exposure that equates into strong brand recognition on a global level. Oakley utilizes the exposure generated by its athletes as an "editorial" endorsement of Oakley's eyewear rather than a commercial endorsement. The sports marketing division consists of 25 sports marketing experts domestically, with an additional 20 managers positioned in direct offices and with distributors internationally. These experts specialize in each market segment and niche to negotiate contracts with athletes, identify and develop relationships with undiscovered talent, coordinate exposure with the media, educate and train these Oakley "ambassadors" about Oakley products and support them at events and public forums where they wear Oakley products. Oakley's sports marketing staff is diverse enough to understand and effectively market all sports, regardless of the sport's image and special equipment needs. Oakley earns the respect of its athletes even in the most "core" of sports such as surf and snowboard, yet continues to expand successfully into more traditional sports such as golf, tennis and baseball.

PRODUCT SERVICES

Oakley strives to support its products with the best customer service in the industry. The Company's approximately 100 person product services group promptly and courteously responds to customer inquiries, concerns and warranty claims. The Company provides a one-year warranty against manufacturer's defects or breakage of its polycarbonate frames. All authentic Oakley watches are warranted for one-year against manufacturer defects when purchased from an authorized Oakley watch dealer.

ADVERTISING AND PROMOTION

Oakley retains significant control over its promotional programs and is able to deliver a consistent, well-recognized advertising message at substantial cost savings compared to complete reliance on outside agencies. Localized strategies of marketing and distribution are managed by direct operations in Europe, South Africa, Mexico, Japan and Canada. In other parts of the world, the integrity of the brand is safeguarded by carefully selected distributors who present Oakley products to their markets with local expertise.

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

The Company has also developed a second level of promotion with its Scope Program. Through demonstration and lecture, trained technicians educate consumers on the health and performance benefits of Oakley products by imparting technical information in layman's terms. Venues for these presentations include key retailers, trade shows, high-traffic locations and regional sporting events such as golf tournaments and tennis matches.

The third level of marketing is advertising. Products are promoted through print media, outdoor media, in-store visual displays, and other point-of-purchase materials. Promotion includes packaging, mailers, catalogs, billboards, the Internet and other media. The Company considers many factors in evaluating the effectiveness of these marketing opportunities. In addition to cost effectiveness, analytical criteria include the ability to engage new market opportunities, build image, enhance the stature of the brand and reinforce the identity of the brand. During the past year, the Company has expanded its direct marketing efforts by utilizing its cutting-edge Internet site and direct mail campaigns to more closely connect with the consumer.

The Company maintains an intriguing and instructive presence on the Internet. Oakley has made an extensive effort to continually enhance its virtual domain site enriching dynamic visuals with engaging text. The Company's diverse Internet offerings include: O StoreSM, a secure location for Internet commerce where customers can make purchases and track order status; obtain Scope TourSM information, including the ability to easily locate future tours within the customer's area; and receive the latest information on Oakley athletes, technologies and new inventions.

Beyond its own Internet site, the Company utilizes alternative Internet sites, such as Yahoo, for promotion and has purchased keywords such as "sunglasses," "optics," "Oakley" and others. When a customer visits the Yahoo site and searches with one of these keywords, an Oakley banner is displayed at the top of their screen; a double-click will take them to the Company's home page.

The emphasis placed on Internet promotion and commerce, combined with efforts in attaining editorial coverage through the use of professional athletes, as well as more immediate contact with the consumer through such vehicles as the Scope Program and direct marketing, reflect the forward-thinking nature of the Company's advertising and promotion strategies.

PRINCIPAL CUSTOMERS

During 1998, net sales to the Company's ten largest customers, which included five international distributors, accounted for approximately 35.7% of the Company's total net sales. Net sales to one customer, Sunglass Hut, the largest sunglass specialty retailer in the world, accounted for approximately 26.0% of the Company's 1998 net sales. Such sales do not include those sales to Sunglass Hut locations outside the United States that are made by the Company's independent international distributors. At December 31, 1998, Oakley independent distributors serviced approximately 138 of the 1,768 Sunglass Hut locations worldwide. While the Company does not have any minimum purchase agreements with Sunglass Hut, the Company believes that it maintains a good relationship with Sunglass Hut. In early 1994, the Company entered into an exclusive licensing agreement with Sunglass Hut to sell Oakley products through mail order catalogs, and in 1998, two Oakley mail order catalogs were produced with Sunglass Hut.

INTELLECTUAL PROPERTY

The Company aggressively asserts its rights under patent, trade secret, unfair competition, trademark and copyright laws to protect its intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and where appropriate, litigation against those who are, in the Company's opinion, infringing these rights. The Company has filed suit against a number of its competitors to enforce certain of the Company's patents and trademarks. While there can be no assurance that the Company's patents or trademarks fully protect the Company's proprietary information and technologies, the Company intends to continue asserting its intellectual property rights against infringers. The Company has developed a reputation in the sunglass industry as a vigorous defender of its intellectual property rights; this reputation acts as a deterrent against the introduction of potentially infringing products by its competitors and others.

The following table reflects data as of December 31, 1998 concerning the Company's intellectual property:

                       Number of Utility/Design Patents        Number of Trademarks
                       --------------------------------        ---------------------
                           Issued          Pending             Issued         Pending
                           ------          -------             ------         -------
United States                 89              34                 75              65
International                352             233                599             258


None of the patents that Oakley is currently using to enforce its property rights have an expiration date before 2006.

The Company dissuades counterfeiting through the active monitoring of the marketplace by its anti-counterfeiting personnel and other employees and through the services provided by outside firms that specialize in anti-counterfeiting measures. The Company's sales representatives, distributors and retailers have also proved effective watchdogs against infringing products, frequently notifying the Company of any suspicious products and assisting law enforcement agencies. The Company's sales representatives are educated on Oakley's patents and trade dress and assist in preventing infringers from obtaining retail shelf space. The Company also etches its logo onto the lenses of its single-lens sunglasses to assist its customers and consumers in detecting counterfeit products.

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

Within the athletic footwear and sports apparel market, the Company competes with large, established brands such as Nike, Reebok, Adidas and Fila, which have greater financial and other resources than the Company. In addition to these dominant brands, the Company also competes with smaller niche brands, such as Airwalk, Vans, Skechers and Timberland.

The upper-middle and luxury segments of the watch market (respectively categorized by the price points $300-$900 and $1,000 plus) are dominated by established Swiss brands, including Rolex, Breitling, Gucci, Omega, TAG-Heuer, Movado, Rado and Hamilton.

DOMESTIC AND FOREIGN OPERATIONS

See Note 11 to the Notes to the Consolidated Financial Statements for discussion regarding domestic and foreign operations.

EMPLOYEES

The Company believes that its employees are among its most valuable resources and have been a key factor in the success of Oakley's products. At March 10, 1999, there were a total of approximately 1,100 full-time employees. In addition, the Company utilizes as many as 675 temporary personnel, particularly during the summer months.

The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has never experienced a work stoppage.


ITEM 2.  PROPERTIES

In early 1997, the Company relocated to a newly constructed corporate and manufacturing facility located in Foothill Ranch, Orange County, California. The new facility is approximately 400,000 square feet, with potential to expand into an additional 100,000 square feet. In June 1996, the Company purchased an approximately 63,000 square foot facility in Nevada for the production of metal eyewear. In addition, the Company leases office and warehouse space as necessary to support its operations worldwide, including offices in the UK, France, South Africa, Japan, Canada and the state of Washington. In 1997, the Company purchased land in Mexico City on which it constructed an approximately 18,000 square foot business office and warehouse for its operations in Mexico and Central America. The new facility was occupied in late 1998. The Company believes its current and planned facilities are adequate to carry on its business as currently contemplated.

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

The Company and the other defendants filed demurrers to the California Securities Actions. On November 14, 1997, the Superior Court (1) sustained the demurrers without leave to amend with respect to the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown on plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code; (2) overruled the demurrer with respect to the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard, but sustained the demurrer with leave to amend with respect to defendants Merrill Lynch and Alex. Brown, on plaintiffs' cause of action for fraud and negligent misrepresentation; and (3) sustained the demurrers with leave to amend with respect to the Company and each of the other defendants on plaintiffs' cause of action for unfair business practices and false advertising in violation of certain provisions of the California Business and Professions Code. Subsequently, plaintiffs dismissed without prejudice their causes of action for fraud and negligent misrepresentation and unfair business practices and false advertising. The only claim remaining in the Superior Court is plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code with respect to defendants Mike Parnell and Jim Jannard. On April 1, 1998, the Superior Court entered a judgment (the "Judgment") in favor of the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown. On April 15, 1998, plaintiffs filed a notice of appeal from the Judgment in the Superior Court, which concerns plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code with respect to the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown.

On December 28, 1998, plaintiffs filed the opening brief on their appeal from the Judgment. None of the defendants has yet responded to plaintiffs' opening brief on appeal.

On September 24, 1998, plaintiffs in the California Securities Actions filed a motion for class certification in the Superior Court, and plaintiffs amended their motion for class certification on January 28, 1999. The hearing on the motion for class certification currently is scheduled for April 30, 1999. Discovery is ongoing in the California Securities Actions.

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

Frank Lister, James J. Scotella, Raymond E. Neveau, James S. Lewinski, Jack Rosenson and Lee Sperling v. Oakley, Inc., Mike Parnell, Link Newcomb, Jim Jannard, Merrill Lynch & Co. and Alex. Brown & Sons Incorporated, No. SACV 97-809 GLT (EEx) (filed October 10, 1997) (the "Lister Action");

Stuart Chait and Marilyn Schwartz v. Oakley, Inc., Mike Parnell, Link Newcomb, Jim Jannard, Merrill Lynch & Co. and Alex. Brown & Sons, Incorporated, No. SACV 97-829 GLT (EEx) (filed October 20, 1997) (the "Chait Action");

Val Fichera v. Oakley, Inc., Mike Parnell, Link Newcomb, Jim Jannard, Merrill Lynch & Co. and Alex. Brown and Sons Incorporated, No. SACV 97-928 GLT (EEx) (filed November 17, 1997 (the "Fichera Action"); and

Yosef J. Rosenshein and Hershel Harman v. Oakley, Inc., Mike Parnell, Link Newcomb, Jim Jannard, Merrill Lynch & Co. and Alex. Brown & Sons Incorporated, No. SACV 97-993 GLT (EEx) (filed December 5, 1997 (the "Rosenshein Federal Action").


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

On July 10, 1998, the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard filed motions to dismiss the Federal Securities Actions. Merrill Lynch and Alex. Brown also filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss filed by the Company and the other defendants. On March 3, 1999, the defendants filed answers to the consolidated amended complaints in the Federal Securities Actions. Discovery in the Federal Securities Actions has commenced.

THE CALIFORNIA DERIVATIVE ACTION

The Company has been named as a nominal defendant in a putative derivative lawsuit against certain of its directors and officers filed in March 1997 in the Superior Court. The case is captioned Blackman v. James Jannard, Mike Parnell and Does 1 through 100, Case No. 777098 (filed March 27, 1997) (the "California Derivative Action").

In the California Derivative Action, the plaintiff, purporting to sue on behalf of the Company, alleges claims for breach of fiduciary duty, constructive fraud, unjust enrichment and violations of the insider trading provisions of the California Corporations Code. Like the California Securities Actions, the plaintiff's claims in the California Derivative Action are, among other things, based upon alleged material misstatements and omissions in certain of the Company's public statements and Securities and Exchange Commission filings regarding the Company, its operation and future prospects. The plaintiff seeks to recover damages and other relief on behalf of the Company. The defendants filed a demurrer to the original complaint in the California Derivative Action, and the plaintiff subsequently filed an amended complaint. The defendants filed a demurrer to the amended complaint in the California Derivative Action, and the Superior Court sustained the demurrer with leave to amend in September 1997. The plaintiff subsequently filed a second amended complaint in the California Derivative Action. The defendants then filed a demurrer to the second amended complaint in the California Derivative Action and the Superior Court sustained the demurrer without leave to amend on December 19, 1997. On February 4, 1998, the Superior Court entered a final order of dismissal of the California Derivative Action. On April 8, 1998, the plaintiff in the California Derivative Action filed a notice of appeal in the Superior Court. In March 1999, the parties to the California Derivative Action entered into a stipulation of settlement regarding derivative claims that is subject to approval by the California Court of Appeal, Fourth Appellate District (the "Court of Appeal"). The settlement, if approved by the Court of Appeal, is not expected to have a material adverse effect on the Company.

Although it is too soon to predict the outcome of any of the litigations described above with any certainty, based on its current knowledge of the facts, the Company believes that the plaintiffs' claims are without merit and intends to defend the actions (including the California Derivative Action should the settlement not be approved) vigorously.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock"), began trading on the New York Stock Exchange on August 10, 1995 upon completion of the Company's initial public offering (trading symbol "OO"). On March 10, 1999, the closing sales price for the Common Stock was $7.50. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 1997 and 1998 on the New York Stock Exchange Composite Tape:

                                        High          Low
                                        ----          ---
1997
First Quarter                         $ 11 5/8      $  8 3/8
Second Quarter                        $ 14 3/8      $  8 3/4
Third Quarter                         $ 14 1/16     $ 10 1/2
Fourth Quarter                        $ 11 3/16     $  8 9/16

1998
First Quarter                         $ 12 3/8      $  8 7/16
Second Quarter                        $ 14 5/8      $ 12
Third Quarter                         $ 14 7/8      $  9 5/8
Fourth Quarter                        $ 10 7/8      $  8 1/2

The number of shareholders of record for Common Stock on March 10, 1999 was 675.


DIVIDEND POLICY

The Company currently does not pay any dividends on its Common Stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto (see "Index to Consolidated Financial Statements") and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement, supplemental income statement and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated income statement data for the fiscal years ended December 31, 1996, 1997, and 1998 and balance sheet data as of December 31, 1997 and 1998 included herein have been audited by Deloitte and Touche LLP, the Company's independent auditors, as indicated in their report included elsewhere herein. The selected supplemental income statement data set forth herein are for informational purposes only and may not necessarily be indicative of the Company's future results of operations.

                                                              Year Ended December 31,
                                          ----------------------------------------------------------------------
                                              1994          1995           1996         1997          1998
                                          ------------  ------------   ------------   ------------  ------------
                                                        (dollars in thousands, except share data)
INCOME STATEMENT DATA:
Net sales                                 $    123,952  $    172,752   $    218,566   $    193,984  $    231,934
Cost of goods sold                              35,714        50,295         66,790         75,393        86,134
                                          ------------  ------------   ------------   ------------  ------------
Gross profit                                    88,238       122,457        151,776        118,591       145,800

Operating expenses:
  Research and development                      25,529        16,774          4,782          3,825         5,231
  Selling                                       30,815        36,776         48,092         53,007        66,188
  Shipping and warehousing                       3,187         4,678          6,507          5,721         6,777
  General and administrative                    14,681        15,753         18,513         23,032        26,299
  Gain on disposition of property
    and equipment                                   --        (4,794)            --             --            --
                                          ------------  ------------   ------------   ------------  ------------
    Total operating expenses                    74,212        69,187         77,894         85,585       104,495

Operating income                                14,026        53,270         73,882         33,006        41,305
Interest expense (income), net                     232           273           (781)         1,181         2,109
                                          ------------  ------------   ------------   ------------  ------------

Income before provision for
  income taxes                                  13,794        52,997         74,663         31,825        39,196
Provision for income taxes (1)                     259         7,830         28,670         12,221        15,051
                                          ------------  ------------   ------------   ------------  ------------
Net income                                $     13,535  $     45,167   $     45,993   $     19,604  $     24,145
                                          ============  ============   ============   ============  ============

Basic net income per share                                             $       0.64   $       0.28  $       0.34
                                                                       ============   ============  ============
Basic weighted average common shares                                     71,324,000     70,659,000    70,678,000
                                                                       ============   ============  ============

Diluted net income per share                                           $       0.64   $       0.28  $       0.34
                                                                       ============   ============  ============
Diluted weighted average common shares                                   71,728,000     70,700,000    70,851,000
                                                                       ============   ============  ============
SUPPLEMENTAL INCOME STATEMENT DATA (2):
Income before provision for income taxes  $     13,794  $     52,997
Provision for income taxes                       5,539        20,854
                                          ------------  ------------
Net income                                $      8,255  $     32,143
                                          ------------  ------------


                                         -----------------------------------------------------------------
                                            1994          1995           1996         1997          1998
                                         ---------      --------      --------      --------      --------
BALANCE SHEET DATA:
Working capital                          $   9,932      $ 39,161      $ 36,107      $ 41,688      $ 45,602
Total assets                                49,694        97,725       158,245       181,291       225,815
Total debt                                   3,300           263        18,000        25,201        34,182
Shareholders' equity                        33,133        81,709       121,437       136,961       161,976

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

RESULTS OF OPERATIONS
The following tables set forth operating results in dollars and as a percentage of net sales for the periods indicated.

                          OAKLEY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                               Year Ended December 31,
                                                      ---------------------------------------
                                                         1996           1997           1998
                                                      ---------      ---------      ---------
Net sales                                             $ 218,566      $ 193,984      $ 231,934
Cost of goods sold                                       66,790         75,393         86,134
                                                      ---------      ---------      ---------
     Gross profit                                       151,776        118,591        145,800

Operating expenses:
     Research and development                             4,782          3,825          5,231
     Selling                                             48,092         53,007         66,188
     Shipping and warehousing                             6,507          5,721          6,777
     General and administrative                          18,513         23,032         26,299
                                                      ---------      ---------      ---------
           Total operating expenses                      77,894         85,585        104,495
                                                      ---------      ---------      ---------
Operating income                                         73,882         33,006         41,305

Interest (income) expense, net                             (781)         1,181          2,109
                                                      ---------      ---------      ---------
Income before provision for income taxes                 74,663         31,825         39,196
Provision for income taxes                               28,670         12,221         15,051
                                                      ---------      ---------      ---------
Net income                                             $ 45,993       $ 19,604      $  24,145
                                                      =========      =========      =========

                                                               Year Ended December 31,
                                                      ---------------------------------------
                                                         1996           1997           1998
                                                      ---------      ---------      ---------
Net sales                                                 100.0%         100.0%         100.0%
Cost of goods sold                                         30.6           38.9           37.1
                                                      ---------      ---------      ---------
     Gross profit                                          69.4           61.1           62.9
Operating expenses:
     Research and development                               2.2            2.0            2.3
     Selling                                               22.0           27.3           28.5
     Shipping and warehousing                               3.0            2.9            2.9
     General and administrative                             8.5           11.9           11.4
                                                      ---------      ---------      ---------
           Total operating expenses                        35.7           44.1           45.1
                                                      ---------      ---------      ---------
Operating income                                           33.7           17.0           17.8
Interest (income) expense, net                             (0.4)           0.6            0.9
                                                      ---------      ---------      ---------
Income before provision for income taxes                   34.1           16.4           16.9
Provision for income taxes                                 13.1            6.3            6.5
                                                      ---------      ---------      ---------
Net income                                                 21.0%          10.1%          10.4%
                                                      =========     ==========      =========

The Company's sunglass sales before discounts and defective returns were $212.8 million, $171.4 million and $197.0 million for the years ended December 31, 1996, 1997 and 1998, respectively. Sunglass unit sales were 4,310,846, 3,620,612 and 3,956,150 for the years ended December 31, 1996, 1997 and 1998, respectively.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales

Net sales increased to $231.9 million for the year ended December 31, 1998 from $194.0 million for the year ended December 31, 1997, an increase of $37.9 million, or 19.6%. This increase was the result of strong sales of Fives, increased M Frame sales and sales of new products, partially offset by declines in sales of more mature products. Sales of new sunglass products accounted for 21.0% of gross sunglass sales. New products for 1998 included Mars, introduced in March 1998, the A Wire and Minute, introduced in May 1998 and Tens, introduced in August 1998. For the year, the Company experienced a 9.4% increase in sunglass unit volume and 5.2% increase in average selling prices. The Company's U.S. sales increased 19.8% to $136.5 million from $113.9 million in 1997, principally as a result of a 41.1% increase in net sales to the Company's largest customer, Sunglass Hut. This increase was attributable to increased sales rates with this customer, a coordinated advertising effort between the companies resulting in strong holiday sales and lower 1997 purchases by Sunglass Hut due to its strategy to reduce inventory levels during the year. The Company's international sales increased $15.4 million to $95.4 million in 1998 from $80.0 million in 1997, a 19.2% increase, principally as a result of increased sales in all direct markets and most other regions other than Asia, with significant increases in Europe, Canada and Japan. Southeast Asia and Latin America sales represented 1.3% and 2.6%, respectively, of total net sales for 1998. The Company entered the athletic footwear market in July 1998 and recorded net sales of $2.6 million, or 1.1% of net sales, during the year. Sales of other product categories as a group increased 28.9% in 1998 over 1997 primarily due to the Company's expanded apparel program, new A Frame goggle and new watch, the Time Bomb, introduced in December 1998. Watch sales were $2.4 million in 1998.

Gross profit

Gross profit increased to $145.8 million for the year ended December 31, 1998 from $118.6 million for the year ended December 31, 1997, an increase of $27.2 million, or 22.9%. As a percentage of net sales, gross profit increased to 62.9% in 1998 from 61.1% in 1997. Gross profit as a percentage of net sales increased primarily due to improvements in goggle margins, a favorable margin effect from watch sales, expansion of international direct distribution, reduced product returns and the increased revenue volume contributing to reduced fixed overhead costs per unit. These positive factors were partially offset by a negative margin impact from a lower sunglass contribution, as well as increased sales discounts and footwear start-up costs.

Operating expenses

Operating expenses increased to $104.5 million for the year ended December 31, 1998 from $85.6 million for the year ended December 31, 1997, an increase of $18.9 million, or 22.1%. This increase is generally due to higher variable expenses attributable to increased volume, operating expenses from the Company's new direct distribution operations in Canada and Japan and initial footwear operating expenses. Research and development expenses increased $1.4 million to $5.2 million in 1998. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus which had been accrued as of December 31, 1996. Excluding this non-recurring adjustment, research and development expenses increased $0.5 million to $5.2 million in 1998, or 2.2% of net sales, from $4.7 million, or 2.4% of net sales, in 1997. Selling expenses increased $13.2 million to $66.2 million in 1998, or 28.5% of net sales, from $53.0 million, or 27.3% of net sales, in 1997 primarily as a result of increased sales commissions attributable to increased sales and higher sports marketing expenses to increase awareness for Oakley products. Additional increases in selling expenses resulted from higher depreciation on in-store product displays due to increased product display investments to accommodate the Company's growing eyewear product line and new product categories, and increased professional fees for intellectual property protection. Shipping and warehousing expenses were 2.9% of net sales for 1998 and 1997. General and administrative expenses increased $3.3 million to $26.3 million, or 11.3% of net sales, in 1998 from $23.0 million, or 11.9% of net sales, in 1997 primarily due to increased personnel and related costs, increased amortization of intangible assets related to acquisitions completed in 1997 and 1998 and operating expenses associated with the Company's integrated information system. For the year ended December 31, 1997, general and administrative expenses included income of $0.8 million paid to the Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new headquarters facility and professional fees of $0.5 million related to lawsuits filed by shareholders against the Company and certain of its officers and directors (see Note 7 to the consolidated financial statements).

Operating income

The Company's operating income increased to $41.3 million for the year ended December 31, 1998 from $33.0 million for the year ended December 31, 1997, an increase of $8.3 million. As a percentage of net sales, operating income increased to 17.8% in 1998 from 17.0% in 1997. This increase was the result of increased gross profit margin, partially offset by slightly higher operating expenses as a percentage of net sales. Excluding footwear start-up costs, the Company's 1998 operating margin would have been 19.5% versus 17.0% in 1997.

Interest expense, net

The Company had net interest expense of $2.1 million in 1998, as compared with net interest expense of $1.2 million for 1997. Net interest expense for 1997 excludes $0.5 million of interest costs which were capitalized in the period as part of the construction of the Company's new headquarters facility. The Company incurred additional interest expense primarily from its increased line of credit borrowing which was attributable to the working capital and capital expenditures required for the Company's new product categories.

Income taxes

The Company recorded a provision for income taxes of $15.1 million for the year ended December 31, 1998 and $12.2 million for 1997. The Company's effective income tax rate of 38.4% remained consistent for the years ended December 31, 1998 and 1997. The Company's international expansion and a reduction in statutory rates for certain foreign jurisdictions, have contributed in a number of ways in reducing the Company's effective tax rate. As a result, in 1999, the Company's effective income tax rate will be reduced to approximately 35%.

Net income

The Company's net income increased to $24.1 million for the year ended December 31, 1998 from $19.6 million for the year ended December 31, 1997, an increase of $4.5 million, or 23.0%.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net sales

Net sales decreased to $194.0 million for the year ended December 31, 1997 from $218.6 million for the year ended December 31, 1996, a decrease of $24.6 million, or 11.3%. This decrease was the result of substantially lower sales in existing styles of the Company's sunglasses, including Wires, Eye Jackets, Straight Jackets, M Frames, Zeros, Trenchcoats and its original line of Frogskins which was replaced by a new line of Frogskins in December 1996. These decreases were partially offset by sales from the introduction of new sunglasses, including Square Wires in June 1996, Pro M Frames in October 1996, a new line of Frogskins in December 1996, X Metal Romeo in February 1997, Fives in April 1997 and Top Coat in August 1997, and an increase in sales of clothing and other accessories. The success of the Company's recent moderately-priced introductions (new Frogskins and Fives) and the resulting change in the Company's product mix contributed to a 4.1% decrease in the average selling price of sunglasses in 1997 on a unit volume reduction of 16.0%. The Company's U.S. sales declined 18.4% to $113.9 million from $139.5 million in 1996, principally as a result of a 41.1% decline in net sales to the Company's largest customer, Sunglass Hut, and slightly lower net sales in 1997 to other U.S. accounts. The decline in sales to Sunglass Hut was due in part, to a reduction by Sunglass Hut in its total inventory levels during the year, including Oakley inventory levels. The Company's international sales increased $0.9 million to $80.0 million in 1997 from $79.1 million in 1996, principally as a result of increased sales in Europe. This increase was partially offset by a reduction in sales in Japan as the Company transitioned to a direct operation there, as well as reduced sales in Southeast Asia due to poor economic conditions and the strength of the U.S. dollar compared to the relevant currencies. International net sales in 1997 were also negatively affected by the strength of the U.S. dollar compared to the functional currency (French franc) of Oakley Europe.

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

Operating expenses

Operating expenses increased to $85.6 million for the year ended December 31, 1997 from $77.9 million for the year ended December 31, 1996, an increase of $7.7 million. Research and development expenses decreased $1.0 million to $3.8 million in 1997. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus which had been accrued as of December 31, 1996. Excluding this non-recurring adjustment, research and development expenses decreased $0.1 million to $4.7 million in 1997, or 2.4% of net sales, from $4.8 million, or 2.2% of net sales, in 1996. Selling expenses increased $4.9 million to $53.0 million in 1997, or 27.3% of net sales, from $48.1 million, or 22.0% of net sales, in 1996 as a result of substantially higher warranty expenses, higher sports marketing expenses and increased depreciation, partially offset by lower advertising expenses and commissions. As a percentage of net sales, shipping and warehousing expenses decreased to 2.9% of net sales in 1997 from 3.0% of net sales in 1996. General and administrative expenses increased $4.5 million to $23.0 million, or 11.9% of net sales, in 1997 from $18.5 million, or 8.5% of net sales, in 1996 primarily due to added personnel, increased amortization of intangible assets related to acquisitions completed in late 1996 and 1997 and higher operating expenses associated with the Company's new headquarters. For the year ended December 31, 1997, general and administrative expenses included income of $0.8 million paid to the Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new facility and professional fees of $0.5 million related to lawsuits filed by shareholders against the Company and certain of its officers and directors (see Note 7 to the consolidated financial statements). In addition, $5.3 million of the $7.7 million increase in operating expenses for 1997 is attributable to operating expenses and goodwill amortization of entities acquired or commenced in late 1996 and 1997. The Company expanded its direct international operations into three new regions, and in June 1997, acquired One Xcel, a company that designs, markets and distributes protective face shields for use with sports helmets.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $28.6 million for the year ended December 31, 1998 and $36.3 million for the comparable period of 1997. At December 31, 1998, working capital was $45.6 million. Working capital may vary from time to time as a result of seasonality, new product introductions and changes in accounts receivable and inventory levels. Accounts receivable days at December 31, 1998 were 46 compared to 42 at December 31, 1997. This increase in receivable days is attributable to the customary terms for new product categories being longer than terms in eyewear and increased direct expansion into international markets that also carry longer customary terms. Inventories increased to $35.5 million at December 31, 1998 compared to $26.2 million at December 31, 1997 to accommodate new and expanded product categories in addition to higher sunglass and goggle inventories consistent with their increased revenues. In August 1998, the Company amended its unsecured line of credit to increase its borrowing limits from $30.0 million to $50.0 million, extended the due date from June 1999 to August 2001 and improved the borrowing rate. At December 31, 1998, the Company had an outstanding balance of $13.3 million under such facility. Additionally, in August 1998, the Company amended its real estate term loan lowering the borrowing rate by 0.15% and extending the due date to September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (6.26% at December 31, 1998) for ten years. At December 31, 1998, the outstanding balance on the term loan was $20.9 million.

Capital expenditures for the year ended December 31, 1998 included $16.2 million for furniture, equipment and computers, $8.9 million for in-store displays and new product tooling and $3.8 million for building improvements and a new international office for a total of $28.9 million net of retirements. During 1998, the Company acquired the Oakley division of its exclusive Canadian distributor and certain patented technology for an aggregate purchase price of approximately $7.3 million. As of December 31, 1998, the Company had commitments of approximately $1.3 million for future capital purchases.

In October 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million shares of the Company's common stock. As of December 31, 1998, the Company had repurchased 756,000 shares at an aggregate cost of approximately $9.6 million.
No purchases were made in 1998.

The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.


SEASONALITY
The following table sets forth certain unaudited quarterly data for the periods shown:

                                 1997                                         1998
                ---------------------------------------      ----------------------------------------
                Mar. 31    June 30   Sept. 30   Dec. 31      Mar. 31    June 30    Sept. 30   Dec. 31
               --------    -------   --------   -------      -------    -------    --------   -------
Net sales      $ 34,403    $55,150   $59,418    $45,013      $41,000    $70,030    $67,263    $53,641
Gross profit     19,656     36,055    36,048     26,832       24,818     45,461     41,903     33,618


Historically, the Company's sales, in the aggregate, have been highest in the period from March to September, the period during which sunglass use is typically highest. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross margins at lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross margin in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product introductions and the Company's international expansion have partially mitigated the impact of seasonality.


BACKLOG

Historically, the Company has generally shipped U.S. orders (other than preseason orders for ski goggles and apparel and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At December 31, 1998, the Company had a backlog of $3.6 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $1.2 million as of such date. In September 1997, the Company implemented changes in its replenishment system with Sunglass Hut, which affected its reported backlog. Under this system, in an effort to more closely match inventory replenishment with Sunglass Hut's sales, certain high-volume Oakley products are shipped to Sunglass Hut weekly, based on the previous week's retail sales. As a result, Sunglass Hut no longer places future shipment orders for these products except in anticipation of major seasonal sales increases. These system enhancements are the result of joint efforts by the two companies to achieve long-term benefits of lower overall inventory levels, increased inventory turns and higher sales at retail.


INFLATION

The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

YEAR 2000

The Company has established a Year 2000 Project Team that has completed the review of the readiness of its computer systems and business practices for handling Year 2000 issues. These issues involve systems that are date sensitive and may not be able to properly process the transition from year 1999 to year 2000 and beyond, resulting in miscalculations and software failures. The Company's Year 2000 compliance strategy involves several phases:
Inventory, Assessment, Remediation, and Testing.

State of Readiness

The Company has completed its internal inventory and assessment and is currently in the remediation and testing phase. Critical information technology ("IT") systems, which include the Company's enterprisewide information system, time clocks, e-mail and phone systems, are stated Year 2000 compliant with initial testing of systems currently underway. The Company is currently performing diagnostics and implementing Year 2000 compliant solutions on its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/heating systems, fire suppression systems). All phases for IT and non-IT systems are targeted to be completed by June 1999.

The Company's Year 2000 Project Team is coordinating the global effort and monitoring progress of the Year 2000 readiness with respect to its subsidiaries. Assessment of each subsidiary's internal systems is in progress with key personnel at each subsidiary being identified to locally manage the compliance project and collect local business partner compliance statements.

The Company has initiated communications with all of its key business partners to determine their extent and plans for Year 2000 compliance. As part of this process, the Company has requested written assurances from its key external business partners as to their Year 2000 readiness status and their plans to become Year 2000 compliant when necessary. As of December 31, 1998, the Company has received responses from substantially all of its key business partners acknowledging their compliance or intent to comply with Year 2000 issues. This process is ongoing and is expected to continue throughout 1999.

Costs to Address Year 2000 Issues

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

Risks and Contingency Plans of Year 2000 Issues

The timing of a Year 2000 related disruption, if it were to occur, would coincide with a seasonal low in the Company's business cycle, therefore having less impact on the business. The most reasonably likely worst case Year 2000 scenario and the associated contingency plan would be:

        1. A portion of non-core IT systems experience disruption. Such disruption is not expected to have a material impact on the Company's ability to function. A contingency plan would be developed if the perceived risk increases, which management is reviewing on a monthly basis.

        2. A portion of manufacturing operations experience temporary disruption. Such disruption is not expected to have a material impact on the Company's ability to function, as normal stock levels would cover any shortages. The Company will determine the appropriate level based on business conditions and perceived risk, which management is reviewing on a monthly basis.

        3. A portion of the supplier base experiences disruption. The Company has access to alternate suppliers in the event of disruption of the supply of material or resource. It is expected that the Company would source from alternates until the normal supplier comes back on line.

        4. A minor portion of the customer base experiences disruption. Such disruption could result in a temporary slight reduction in sales. However, this reduction is not readily quantifiable. A contingency plan would be developed if the perceived risk increases, which management is reviewing on a monthly basis.


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


RECENT ACCOUNTING DEVELOPMENTS

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 1999. The Company is reviewing the impact SFAS No. 133 will have on its financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign Currency - Oakley has direct operations in Europe, Japan, Canada, Mexico and South Africa which collect at future dates in the customers' local currencies and purchase raw materials and finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

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

                                        December 31, 1998
                           --------------------------------------------
                           U.S. Dollar                           Fair
                            Equivalent     Maturity             Value
                           ------------   ---------          ----------
Forward Contracts:
     British pounds          $ 481,175    Jan. 1999          $  485,000
     British pounds            544,166    Feb. 1999             548,000
     British pounds            765,116    Mar. 1999             770,000
     British pounds            984,368    May  1999             990,000
     British pounds            795,783    Aug. 1999             800,000
     British pounds            472,609    Nov. 1999             475,000
     Canadian dollars          846,189    Mar. 1999             838,710
     Canadian dollars        1,171,646    Jun. 1999           1,161,740
     Canadian dollars        1,952,744    Sep. 1999           1,936,983
     Canadian dollars        1,562,195    Dec. 1999           1,550,287
     Japanese yen              577,060    Mar. 1999             577,060
     Japanese yen              381,747    Jun. 1999             381,747
     Japanese yen              674,716    Sep. 1999             674,716
     Japanese yen            1,917,614    Dec. 1999           1,917,614
     French francs           2,142,283    Mar. 1999           2,142,283
     French francs           3,570,472    Jun. 1999           3,570,472
     French francs           4,855,842    Sep. 1999           4,855,842
     French francs           4,284,567    Dec. 1999           4,284,567

Option Contracts:
     British pounds          1,265,625    Mar. 1999           1,250,000
     British pounds          2,531,250    Jun. 1999           2,500,000
     British pounds          2,531,250    Sep. 1999           2,500,000
     Japanese yen            1,669,034    Mar. 1999           1,424,242
     Japanese yen            1,775,568    Jun. 1999           1,353,272
     Japanese yen            1,811,080    Sep. 1999           1,420,217
     Japanese yen            1,873,224    Dec. 1999           1,468,950
     French francs             269,660    Mar. 1999             265,000
     French francs             447,737    Jun. 1999             440,000
     French francs             610,551    Sep. 1999             600,000
     French francs             534,232    Dec. 1999             525,000
                           -----------                      -----------
                           $43,299,503                      $41,706,702
                           ===========                      ============


The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 1998, outstanding contracts were recorded at fair market value (except for certain option contracts with unrealized losses) and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

The Company sells direct and through its subsidiaries to various customers in the European Union which have adopted the Euro as a legal currency effective January 1, 1999. The Euro is expected to begin circulation after a three-year transition period on January 1, 2002. The Company has analyzed whether the conversion to the Euro will materially affect its business operations. The Company's information systems are capable of processing transactions in Euros. Additionally, the Company is planning to upgrade certain of its information systems through December 31, 2001 to enhance its capability to process transactions and keep records in Euros. While the Company is uncertain as to the ultimate impact of the conversion, the Company does not expect costs in connection with the Euro conversion to be material.

Interest Rates - The Company's line of credit and long-term debt, with a total balance of $34.2 million outstanding at December 31, 1998, bear interest based on the bank's lending rate or LIBOR. The weighted average interest rate at December 31, 1998 was 6.36%. If interest rates were to increase by 10%, the estimated impact on the Company's consolidated financial statements would be to reduce net income by approximately $134,000 after taxes based on amounts outstanding and rates in effect at December 31, 1998. In January 1999, the Company entered into an interest rate swap agreement that reduces the Company's risk of fluctuations in the variable rate of the long-term debt.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 11, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 11, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 11, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 11, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) See page F-1 for a listing of financial statements submitted as part of this report.

(a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are shown in the financial statements or are inapplicable, and therefore have been omitted.

(a)(3)  The following exhibits are included in this report.

Exhibit
Number           Description
-------          -----------

 3.1(1)       Articles of Incorporation of the Company

 3.2(1)       Bylaws of the Company

 3.3(5)       Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

10.1(2)       Credit Agreement (the "Amended and Restated Credit Agreement"), dated August 15, 1995, between Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.2(3)       First Amendment to Amended and Restated Credit Agreement dated November 22, 1995 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.3(5)       Second Amendment to Amended and Restated Credit Agreement dated as of October 10, 1996 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.4(5)       Third Amendment to Amended and Restated Credit Agreement dated as of November 25, 1996 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.5(14)      Fourth Amendment to Amended and Restated Credit Agreement dated as of January 29, 1997 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.6(6)       Fifth Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.7(6)       Sixth Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.8(7)       Seventh Amendment to Amended and Restated Credit Agreement dated May 14, 1997 by and among
              Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.9(7)       Eighth Amendment to Amended and Restated Credit Agreement dated June 27, 1997 by and among
              Oakley, Inc., Bank of America National Trust and Savings Association and Union Bank of
              California N.A.

10.10(8)      Ninth Amendment to Amended and Restated Credit Agreement dated September 30, 1997 by and among Oakley, Inc., Bank of America National Trust and Savings Association and Union Bank
              of California N.A.

10.11(1)      Collateral Account Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo
              Bank, National Association, as agent for the Lenders party to the Credit Agreement

10.12(2)      Collateral Account Agreement, dated August 15, 1995, between Oakley, Inc. and Wells Fargo
              Bank, National Association, as agent for the Lenders party to the Amended and Restated
              Credit Agreement

10.13(1)      Security Agreement and Chattel Mortgage, dated June 20, 1995, between Oakley, Inc. and
              Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit
              Agreement

10.14(1)      Trademark Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and
              Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit
              Agreement

10.15(1)      Patent Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells
              Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement

10.16(1)      Employment Agreement, dated as of August 1, 1995, between Oakley, Inc. and Jim Jannard

10.17(5)      Amendment No. 1 dated as of July 22, 1996 to Employment Agreement dated as of August 1,
              1995, between Oakley, Inc. and Jim Jannard

10.18(1)      Employment Agreement, dated as of August 1, 1995, between Oakley, Inc. and Mike Parnell

10.19(5)      Amendment No. 1 dated as of May 23, 1996 to Employment Agreement dated as of August 1,
              1995, between Oakley, Inc. and Mike Parnell

10.20(6)      Amendment No. 2 to employment agreement, dated February 1, 1997, between Oakley, Inc. and
              Mike Parnell

10.21(2)      Guaranty, dated August 15, 1995, by the Guarantors named therein and Wells Fargo Bank,
              National Association, as agent for the Lenders party to the Amended and Restated Credit
              Agreement

10.22(2)      Shareholder Pledge Agreement (original and English translation), dated August 15, 1995 between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement

10.23(2)      Subordination Agreement, dated August 15, 1995 between the Initial Subordinated Creditors named therein and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement

10.24(3)      Termination and Release Agreement, dated as of August 15, 1995 between Oakley, Inc. and
              Wells Fargo Bank, National Association, as agents for the Lenders party to the Credit
              Agreement

10.25(5)      Counterpart Subordination Agreement executed by Oakley (U.K.) Ltd. to the Subordination
              Agreement, dated as of August 15, 1995 between the Initial Subordinated Creditors and
              Wells Fargo Bank, National Association, as Agent under the Credit Agreement

10.26(2)      Agreement, dated July 17, 1995, between Oakley, Inc. and Michael Jordan

10.27(1)      Purchase Agreement and Escrow Instructions, dated December 9, 1994, between Oakley, Inc.
              and Foothill Ranch Development Corporation

10.28(3)      Oakley, Inc. 1995 Stock Incentive Plan


10.29(3)      Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

10.30(3)      Oakley, Inc. Executive Officer Performance Bonus Plan

10.31(1)      Employment Agreement, dated as of April 1, 1995, between Oakley, Inc. and Link Newcomb

10.32(6)      Employment Agreement, dated as of January 31, 1997, between Oakley, Inc. and Link Newcomb

10.33(6)      Amendment No. 1 to employment agreement, dated February 1, 1997, between Oakley, Inc. and
              Link Newcomb

10.34(3)      Indemnification Agreement, dated August 1, 1995, between Oakley, Inc. and Jim Jannard

10.35(1)      Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers

10.36(1)      Standard Form of Agreement between Owner and Project Manager, dated December 30, 1994, between Oakley, Inc. and Snyder Langston

10.37(1)      Lease Agreement, dated January 26, 1995, between Oakley Europe, sarl and Investipierre 7
              (In French with English translation)

10.38(3)      Aircraft Lease Agreement, dated August 10, 1995, between Oakley, Inc. and X, Inc.

10.39(3)      Aircraft Lease Agreement, dated August 10, 1995, between Oakley, Inc. and Time Tool
              Incorporated

10.40(1)      Registration Rights Agreement, dated August 1, 1995, between Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust

10.41(3)      Indemnification Agreement, dated August 9, 1995, between Oakley, Inc., Jim Jannard and the
              M. and M. Parnell Revocable Trust

10.42(4)      Indemnification Agreement, dated June 6, 1996, between Oakley, Inc., Jim Jannard and the
              M. and M. Parnell Revocable Trust

10.43(6)      Employment Agreement, dated as of January 16, 1997, between Oakley, Inc. and Robert
              Bruning

10.44(6)      Pledge Agreement, dated as of January 1997, between Oakley, Inc. and Wells Fargo Bank,
              National Association, as agent and the Lenders named therein

10.45(6)      Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex
              Optics, Inc. and Essilor International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)

10.46(6)      Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National
              Trust and Savings Association

10.47(8)      Consultant Agreement, dated as of August 1, 1997, between Oakley, Inc. and Mike Parnell

10.48(8)      Consultant Agreement, dated as of August 1, 1997, between Oakley, Inc. and Jim Jannard

10.49(8)      Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National
              Trust and Savings Association

10.50(8)      Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.51(8)      Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.52(8)      Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated
              August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings
              Association

10.53(8)      Standing Loan Agreement , dated August 7, 1997 between Oakley, Inc. and Bank of America
              National Trust and Savings Association

10.54(9)      First Amendment to Standing Loan Agreement, dated January 12, 1998, between Oakley, Inc.
              and Bank of America National Trust and Savings Association

10.55(9)      Indemnification Agreement, dated October 3, 1997, between Oakley, Inc. and William D.
              Schmidt

10.56(9)      Employment Agreement, dated October 6, 1997 between Oakley, Inc. and Thomas A. George

10.57(9)      Indemnification Agreement, dated October 6, 1997 between Oakley, Inc. and Thomas A. George

10.58(10)     Tenth Amendment to Amended and Restated Credit Agreement dated March 28, 1998 by and among
              Oakley, Inc., and Bank of America National Trust and Savings Association and Union Bank of
              California N.A.

10.59(11)     Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and
              Oakley, Inc.

10.60(11)     Amended and Restated Consultant Agreement, dated May 12, 1998, between Mike Parnell and
              Oakley, Inc.

10.61(11)     Amended and Restated Employment Agreement, dated May 12, 1998, between Link Newcomb and
              Oakley, Inc.

10.62(11)     Amended and Restated Employment Agreement, dated May 12, 1998, between Thomas George and
              Oakley, Inc.

10.63(12)     Second Amended and Restated Credit Agreement, dated August 25, 1998, between Oakley, Inc.
              and Bank of America National Trust and Savings Association, as agent, and the Lenders named herein

10.64(12)     Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.65(12)     Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.66(13)     Amendment #1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and
              Restated Bylaws of Oakley, Inc.

21.1(13)      List of Material Subsidiaries

23.1(13)      Consent of Deloitte & Touche, LLP, independent auditors

27.1(13)      Financial Data Schedule

----------

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

(5) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(6) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(7) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1997.

(8) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(9) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1997.

(10) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1998.

(11) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(12) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(13) Filed herewith.

(14) To be filed.

(b) Reports on Form 8-K The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

(c) See (a) (2) above for a listing of the exhibits included as a part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Independent Auditors' Report.........................................................   38

Consolidated Balance Sheets as of December 31, 1997 and 1998.........................   39

Consolidated Statements of Income and Consolidated Statements of Comprehensive
Income for the Years Ended December 31, 1996, 1997 and 1998..........................   40

Statements of Shareholders' Equity for the Years Ended
December 31, 1996, 1997 and 1998.....................................................   41

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1997 and 1998.....................................................   42

Notes to Consolidated Financial Statements...........................................   43-57

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Oakley, Inc.:

We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
February 5, 1999
Costa Mesa, California

                          OAKLEY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     December 31,
                                                           -----------------------------
                                                               1997              1998
                                                           -------------       ---------
                                     ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                               $       2,657       $   4,553
   Accounts receivable, less allowance for
     doubtful accounts of $551 (1997) and $621 (1998)             24,015          33,867
   Inventories, net (Note 3)                                      26,200          35,548
   Other receivables                                               2,427           2,372
   Deferred income taxes (Note 5)                                  4,829           6,074
   Prepaid expenses and other                                      2,978           4,246
                                                           -------------       ---------
     Total current assets                                         63,106          86,660

Property and equipment, net (Note 4)                             104,230         118,215
Deposits                                                           1,519           2,513
Other assets                                                      12,436          18,427
                                                           -------------       ---------
TOTAL ASSETS                                               $     181,291       $ 225,815
                                                           =============       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit (Note 6)                                 $       2,800       $  13,300
   Accounts payable                                                6,762          12,606
   Accrued expenses and other current liabilities                  5,033           6,646
   Accrued warranty                                                3,633           4,420
   Income taxes payable (Note 5)                                   1,671           2,567
   Current portion long-term debt (Note 6)                         1,519           1,519
                                                           -------------       ---------
       Total current liabilities                                  21,418          41,058

Deferred income taxes (Note 5)                                     2,030           3,418
Long-term debt, net of current maturities (Note 6 )               20,882          19,363

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
   Preferred stock, par value $.01 per share; 20,000,000
     shares authorized; no shares issued                              --              --
   Common stock, par value $.01 per share; 200,000,000
     shares authorized;  70,659,000 (1997) and
     70,678,000 (1998) issued and outstanding                        707             707
   Additional paid-in capital                                     55,170          55,610
   Retained earnings                                              82,238         106,383
   Accumulated other comprehensive income                         (1,154)           (724)
                                                           -------------       ---------
       Total shareholders' equity                                136,961         161,976
                                                           -------------       ---------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                  $     181,291       $ 225,815
                                                           =============       =========

          See accompanying notes to consolidated financial statements.

                              OAKLEY, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands, except share data)

                                                                    Year Ended December 31,
                                                       --------------------------------------------------
                                                           1996               1997               1998
                                                       ------------       ------------       ------------
Net sales (Note 10)                                    $    218,566       $    193,984       $    231,934
Cost of goods sold                                           66,790             75,393             86,134
                                                       ------------       ------------       ------------
     Gross profit                                           151,776            118,591            145,800

Operating expenses:
     Research and development                                 4,782              3,825              5,231
     Selling                                                 48,092             53,007             66,188
     Shipping and warehousing                                 6,507              5,721              6,777
     General and administrative                              18,513             23,032             26,299
                                                       ------------       ------------       ------------
           Total operating expenses                          77,894             85,585            104,495
                                                       ------------       ------------       ------------
Operating income                                             73,882             33,006             41,305

Interest (income) expense, net                                 (781)             1,181              2,109
                                                       ------------       ------------       ------------
Income before provision for income taxes                     74,663             31,825             39,196
Provision for income taxes (Note 5)                          28,670             12,221             15,051
                                                       ------------       ------------       ------------
Net income                                             $     45,993       $     19,604       $     24,145
                                                       ============       ============       ============

Basic net income per common share                      $       0.64       $       0.28       $       0.34
                                                       ============       ============       ============
Basic weighted average common shares                     71,324,000         70,659,000         70,678,000
                                                       ============       ============       ============

Diluted net income per common share                    $       0.64       $       0.28       $       0.34
                                                       ============       ============       ============
Diluted weighted average common shares                   71,728,000         70,700,000         70,851,000
                                                       ============       ============       ============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                    Year Ended December 31,
                                                       --------------------------------------------------
                                                           1996               1997               1998
                                                       ------------       ------------       ------------
     Net income                                        $     45,993       $     19,604       $     24,145

     Other comprehensive (loss) income
         Foreign currency translation adjustment,
            net of tax                                          (52)            (1,029)               430
                                                       ------------       ------------       ------------
         Other comprehensive (loss) income                      (52)            (1,029)               430
                                                       ------------       ------------       ------------

     Comprehensive income                              $     45,941       $     18,575       $     24,575
                                                       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                                  OAKLEY, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                     Accumulated
                                                    Common Stock          Additional                   Other
                                              --------------------------   Paid-in         Retained  Comprehensive
                                                Shares       Amount        Capital         Earnings     Income        Total
                                              ----------     ------        --------        --------    --------     --------
Balance as of January 1, 1996                 71,400,000     $  357        $ 64,427        $ 16,998    $    (73)    $ 81,709

     Stock split (Note 8)                                       357              --           (357)          --           --
     Exercise of stock options (Note 8)           12,000         --             139              --          --          139
     Repurchase of common shares (Note 8)       (452,000)        (4)         (6,393)             --          --       (6,397)
     Compensatory stock options                       --         --              45              --          --           45
     Net income                                       --         --              --          45,993          --       45,993
     Foreign currency translation                     --         --              --              --         (52)         (52)
                                              ----------     ------        --------        --------    --------     --------
Balance as of December 31, 1996               70,960,000        710          58,218          62,634        (125)     121,437

     Exercise of stock options (Note 8)            3,000         --              36              --          --           36
     Repurchase of common shares (Note 8)       (304,000)        (3)         (3,197)             --          --       (3,200)
     Compensatory stock options                       --         --             113              --          --          113
     Net income                                       --         --              --          19,604          --       19,604
     Foreign currency translation                     --         --              --              --      (1,029)      (1,029)
                                              ----------     ------        --------        --------    --------     --------
Balance as of December 31, 1997               70,659,000        707          55,170          82,238      (1,154)     136,961

     Exercise of stock options (Note 8)           19,000         --             219              --          --          219
     Tax benefit related to exercise of
       stock options                                  --         --              18              --          --           18
     Compensatory stock options                       --         --             203              --          --          203
     Net income                                       --         --              --          24,145          --       24,145
     Foreign currency translation                     --         --              --              --         430          430
                                              ----------     ------        --------        --------    --------     --------
Balance as of December 31, 1998               70,678,000     $  707        $ 55,610        $106,383    $   (724)    $161,976
                                              ==========     ======        ========        ========    ========     ========

          See accompanying notes to consolidated financial statements.

                          OAKLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Year ended December 31,
                                                            --------------------------------------
                                                              1996           1997           1998
                                                            --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 45,993       $ 19,604       $ 24,145
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization                             8,987         12,982         16,272
     Compensatory stock options                                   45            113            203
     (Gain) loss on disposition of equipment                    (156)           334           (600)
     Deferred income taxes, net                                 (606)         1,559            143
     Changes in assets and liabilities, net of effects
         of business acquisitions:
       Accounts receivable                                     1,964         (2,921)        (9,586)
       Inventories                                            (8,143)         3,727         (9,505)
       Other receivables                                      (1,117)          (962)           (53)
       Prepaid expenses and other                             (4,091)         2,844         (1,229)
       Accounts payable                                         (637)        (1,615)         5,735
       Accrued expenses, other current liabilities
           and accrued warranty                                  327         (1,067)         2,168
       Income taxes payable                                   (2,029)         1,671            896
                                                            --------       --------       --------

       Net cash provided by operating activities              40,537         36,269         28,589

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposits                                                      961            674           (965)
   Acquisitions of property and equipment                    (38,642)       (43,796)       (29,124)
   Proceeds from sale of property and equipment                  697            250            851
   Acquisitions of business and technology (Note 2)          (14,223)        (2,600)        (7,260)
   Other assets                                               (2,454)           789            (53)
                                                            --------       --------       --------

       Net cash used in investing activities                 (53,661)       (44,683)       (36,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings                              18,000         42,800         78,650
   Repayments of bank borrowings                                  --        (35,599)       (69,669)
   Repayments of S distribution notes                           (263)            --             --
   Net proceeds from issuance of common shares                   139             36            237
   Repurchase of common shares                                (6,397)        (3,200)            --
                                                            --------       --------       --------

       Net cash provided by financing activities              11,479          4,037          9,218

Effect of exchange rate changes on cash                          (52)        (1,029)           640
                                                            --------       --------       --------

Net (decrease) increase in cash and cash equivalents          (1,697)        (5,406)         1,896
Cash and cash equivalents, beginning of period                 9,760          8,063          2,657
                                                            --------       --------       --------

Cash and cash equivalents, end of period                    $  8,063       $  2,657       $  4,553
                                                            ========       ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the yearfor:
       Interest (net of amounts capitalized)                $     58       $  1,390       $  2,273
                                                            ========       ========       ========
       Income taxes (net of refunds received)               $ 34,249       $  6,550       $ 13,333
                                                            ========       ========       ========


          See accompanying notes to consolidated financial statements.

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

        Description of Business - The Company is an innovation-driven designer, manufacturer and distributor of high-performance consumer products, including eyewear, footwear, apparel, watches and athletic equipment. The Company's principal strength is its ability to develop eyewear which demonstrates superior optical performance and comfort through the combination of patented technology and unique styling. The Company has focused on innovation for sports application eyewear, and its products are worn by a variety of athletes, such as skiers, cyclists, runners, surfers, golfers, basketball and baseball players and motocross riders. In addition, the Company's products, which are currently sold in over 70 countries, have become increasingly popular in the larger nonsports, or recreational, segment of the sunglass market.

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

        Intangible Assets - The excess of cost over fair market value of net identifiable assets of acquired companies and other intangible assets of $10,870,000 (1997) and $17,267,000 (1998) included in other assets in the accompanying balance sheet and are amortized on a straight-line basis over periods ranging from ten to fifteen years. The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis, the Company believes that no impairment of intangible assets exists at December 31, 1998.

        Long-lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 1998, no impairment has been indicated.

        Revenue Recognition - Revenue is recognized when merchandise is shipped to a customer. Generally the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


        Segment Disclosures - In 1998, the Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographics and major customers. (Note 11)

        Financial Instruments - The carrying amounts of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and accounts payable, approximate fair value due to the short period of time between origination of the instruments and their expected realization. Management also believes the carrying amount of balances outstanding under the credit agreements equals fair value as the underlying interest rates reflect market rates.

        Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. (Note 5)

        Foreign Currency Translation - The Company's primary functional currency is the U.S. dollar, while the functional currency of each of the Company's subsidiaries is the local currency of the subsidiary. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. (Note 9)

        Comprehensive Income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings. All periods have been restated to conform to SFAS No. 130.

        Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees."

        Earnings Per Share - The Company has adopted SFAS No. 128, "Earnings Per Share." All earnings per share amounts have been restated to conform to SFAS No.
128. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 1997 and 1998, the diluted weighted average common shares outstanding includes 41,000 and 173,000, respectively, of dilutive stock options.

        New Accounting Pronouncements - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of the derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company is reviewing the impact SFAS No. 133 will have on its financial statements.

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


        Reclassifications - Certain reclassifications have been made to prior period financial statements to conform to the presentation for the financial statements for the period ended December 31, 1998.


CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

        General Business - The Company's historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products, and there can be no assurance of the Company's ability to do so. The consumer products industry, including the sunglass, apparel, footwear and watch industries, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences; shifts in consumer preferences may adversely affect companies that misjudge such preferences.

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

        Vulnerability Due to Supplier Concentrations - The Company uses a single source for the supply of several components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of the source for lens blanks, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

        Vulnerability Due to Customer Concentrations - Net sales to a sunglass specialty retail chain accounted for approximately 31.0%, 21.5% and 26.0% of net sales for the years ended December 31, 1996, 1997 and 1998, respectively.

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


NOTE 2 -  ACQUISITIONS

During 1996, the Company acquired its exclusive distributor for the Company's products in the United Kingdom and Ireland ("Oakley U.K.") and a facility for the production of a new product line for an aggregate purchase price of approximately $14.2 million. During 1997, the Company acquired One Xcel, a company that designs, markets and distributes protective face shields for use with sports helmets, for an aggregate purchase price of approximately $2.6 million. During 1998, the Company acquired the Oakley division of its exclusive Canadian distributor and certain patented technology for an aggregate purchase price of approximately $7.3 million. All such acquisitions were recorded using the purchase method of accounting and the results of operations from the date of acquisition have been included in the Company's respective 1996, 1997 and 1998 financial statements. The excess of the purchase prices over the fair values of the net assets acquired have been allocated to intangible assets, which are included in the caption "Other assets" in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over a period of ten to fifteen years. Had the acquisitions occurred at the beginning of the fiscal year in which each acquisition was completed, or the beginning of the immediately preceding year, combined pro forma net sales, net income and net income per common share would not have been materially different from that currently being reported.

NOTE 3 -  INVENTORIES

Inventories at December 31, consist of the following:

                        1997             1998
                    -----------      -----------
Raw materials       $11,814,000      $15,316,000
Finished goods       14,386,000       20,232,000
                    -----------      -----------
                    $26,200,000      $35,548,000
                    ===========      ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, consist of the following:


                                              1997              1998
                                         ------------      ------------
Land                                     $  8,999,000      $  8,999,000
Buildings                                  51,915,000        55,268,000
Automobiles and vans                          752,000           972,000
Furniture and equipment                    70,473,000        89,161,000
Tooling                                     6,490,000        10,777,000
Building and leasehold improvements           511,000           942,000
                                         ------------      ------------
                                          139,140,000       166,119,000

Less accumulated depreciation
  and amortization                         34,910,000        47,904,000
                                         ------------      ------------
                                         $104,230,000      $118,215,000
                                         ============      ============

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


NOTE 5 -  INCOME TAXES

The provision for income taxes for the years ended December 31, consist of the following:


                   1996               1997              1998
               ------------       ------------      ------------
Current:
  Federal      $ 22,535,000       $  7,228,000      $ 10,900,000
  State           5,727,000          2,234,000         1,840,000
  Foreign         1,082,000          1,200,000         2,168,000
               ------------       ------------      ------------
                 29,344,000         10,662,000        14,908,000

Deferred:
  Federal          (956,000)         1,538,000            16,000
  State             282,000             21,000           127,000
               ------------       ------------      ------------
                   (674,000)         1,559,000           143,000
               ------------       ------------      ------------
               $ 28,670,000       $ 12,221,000      $ 15,051,000
               ============       ============      ============

A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:


                                                  1996               1997               1998
                                              ------------       ------------       ------------
Tax at U.S. Federal statutory rates           $ 26,132,000       $ 11,138,000       $ 13,719,000
State income taxes, net                          3,905,000          1,466,000          1,278,000
Foreign sales corporation benefit,
    net of foreign tax rate differential        (1,807,000)          (928,000)          (879,000)
Other, net                                         440,000            545,000            933,000
                                              ------------       ------------       ------------
                                              $ 28,670,000       $ 12,221,000       $ 15,051,000
                                              ============       ============       ============

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:


                                              1997              1998
                                          -----------       -----------
Deferred tax assets:
     Warranty reserve                     $ 1,434,000       $ 1,603,000
     Uniform capitalization                   609,000           789,000
     Sales returns reserve                    810,000           481,000
     State taxes                              601,000           647,000
     Inventory reserve                        730,000           959,000
     Allowance for doubtful accounts          172,000           213,000
     Accrued vacation                         164,000           407,000
     Other                                    309,000           975,000
                                          -----------       -----------
         Total deferred tax assets          4,829,000         6,074,000

Deferred tax liabilities:
     Depreciation and amortization         (2,030,000)       (3,418,000)
                                          -----------       -----------
Net deferred tax assets                   $ 2,799,000       $ 2,656,000
                                          ===========       ===========

NOTE 6 -  DEBT

        Line of Credit - Effective August 25, 1998, the Company amended its unsecured line of credit with a bank syndicate, increasing its borrowing limits from $30.0 million to $50.0 million and extending the maturity date from June 1999 to August 2001. The amended line of credit bears interest at either the bank's prime lending rate (7.75% at December 31, 1998) or LIBOR plus 0.75% (6.38% at December 31, 1998). At December 31, 1998, the Company had $13.3 million outstanding under the credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 1998, the Company was in compliance with all restrictive covenants and financial ratios.

        Long term debt - Effective August 10, 1998, the Company amended its real estate term loan by lowering the borrowing rate by 0.15% and extending the due date from September 2002 to September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (6.26% at December 31, 1998) for ten years. At December 31, 1998, the outstanding balance under the term loan was $20.9 million.

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


NOTE 7 - COMMITMENTS AND CONTINGENCIES

        Leases - The Company is committed under noncancelable operating leases expiring at various dates through 2006 for certain offices, warehouse facilities, production facilities and aircraft. The aircraft are leased from entities controlled by officers and shareholders of the Company. Minimum future annual rentals under these leases are as follows:


         Year Ending
        December 31,           Related Party        Other          Total
-----------------------        -------------    -----------     -----------

1999                              $ 125,000     $   911,000     $ 1,036,000
2000                                 91,000         638,000         729,000
2001                                 10,000         410,000         420,000
2002                                      -         383,000         383,000
2003                                      -         373,000         373,000
Thereafter                                -         814,000         814,000
                                  ---------     -----------     -----------
  Total                           $ 226,000     $ 3,529,000     $ 3,755,000
                                  =========     ===========     ===========


Prior to the Company's relocation in 1997, certain offices were leased on a month-to-month basis from an officer and a shareholder. Rent expense for the years ended December 31, is summarized as follows:


                        1996            1997            1998
                     ----------      ----------      ----------
Related parties      $  383,000      $  114,000      $  124,000
Other                 1,219,000       1,378,000       1,023,000
                     ----------      ----------      ----------
  Total              $1,602,000      $1,492,000      $1,147,000
                     ==========      ==========      ==========

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

        Employment and Consulting Agreements - The Company has entered into employment and consulting agreements with certain officers of the Company which have terms of two to four years. The agreements require minimum aggregate compensation to the respective officers. Additionally, the officers participate in a performance bonus plan, and the employment agreements establish minimum bonus targets for such officers.

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


        Endorsement Contracts - The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company's products. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:


 Year Ending
 December 31,
---------------

1999               $ 3,650,000
2000                 2,124,000
2001                   766,000
2002                   593,000
2003                   570,000
Thereafter           1,000,000
                   -----------
Total              $ 8,703,000
                   ===========


Included in such amounts is an annual retainer of $0.5 million through 2005 for a director of the Company.

        Litigation - During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act of 1933, as amended. Pursuant to a court order sustaining demurrers to certain claims and to plaintiffs' dismissal without prejudice of certain other claims, the only claim remaining in the Superior Court in the California Securities Actions is a claim for purported violations of the antifraud provision of the California Corporation Code with respect to two of the Company's officers and directors. On April 1, 1998, the Superior Court entered a judgment (the "Judgment") in the California Securities Actions in favor of the Company, one of the Company's officers and directors and the firms who served as underwriters of the Secondary Offering. On April 15, 1998, plaintiffs filed a notice of appeal from the Judgment in the Superior Court, which concerns plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code. On December 28, 1998, plaintiffs filed the opening brief on their appeal from the Judgment. On September 24, 1998, plaintiffs filed a motion for class certification in the Superior Court. In March 1997, the Company was named as a nominal defendant in a putative derivative action (the "California Derivative Action") filed in the Superior Court against two of the Company's officers and directors based on substantially the same allegations as those in the California Securities Actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. On February 4, 1998, the court entered a final order of dismissal of the putative derivative action. On April 8, 1998, the derivative plaintiff filed a notice of appeal in the Superior Court. In December 1998, the parties to the California Derivative Action filed a joint status report and proposal re: further proceedings with the California Court of Appeal, Fourth Appellate District

(the "Court of Appeal"), respecting proposed procedures to document and approve a settlement conditionally agreed to by the parties. Among other things, any settlement agreed to by the parties is subject to approval by both the Court of Appeal and the Company's Board of Directors. During October, November and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division (the "District Court"), against the Company, three of its officers and directors and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. On July 10, 1998, the Company and the other defendants filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss filed by the Company and the other defendants. Although it is too soon to predict the outcome of the California Securities Actions, the California Derivative Action or the Federal Securities Actions with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

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

        Stock Repurchase - In October 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million shares of the Company's common stock. As of December 31, 1998, the Company had repurchased 756,000 shares at an aggregate cost of approximately $9.6 million. No purchases were made in 1998.

        Stock Incentive Plan - The Company's 1995 Stock Incentive Plan (the "Plan") provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. A total of 5,712,000 shares have been reserved for issuance under the Plan. At December 31, 1998, stock options for 1,478,729 shares were exercisable and 2,342,407 shares were available for issuance pursuant to new stock option grants.

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


The following table summarizes information with respect to the Plan for the years ended December 31, 1996, 1997 and 1998:



                                                     Option        Weighted Average
                                                     shares         Exercise Price
                                                   ----------      ----------------

Outstanding at January 1, 1996                     1,250,422       $    11.53

Granted  (weighted average fair value $5.54)         856,436       $    12.17
Canceled                                             (78,954)      $    13.78
Exercised                                            (12,112)      $    11.50
                                                  ----------

Outstanding at December 31, 1996                   2,015,792       $    11.73

Granted  (weighted average fair value $4.99)       1,445,329       $     9.65
Canceled                                            (137,723)      $    11.07
Exercised                                             (3,074)      $    11.50
                                                  ----------

Outstanding at December 31, 1997                   3,320,324       $    10.85

Granted  (weighted average fair value $5.07)         159,141       $    11.58
Canceled                                            (125,058)      $    10.96
Exercised                                            (18,971)      $    11.55
                                                  ----------

Outstanding at December 31, 1998                   3,335,436       $    10.88
                                                  ==========

Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                      Options Outstanding            Options Exercisable
                                  ----------------------------   ---------------------------
                                  Weighted Avg
                                   Remaining
    Range of          Number      Contractual    Weighted Avg       Number     Weighted Avg
Exercise Prices     Outstanding    Life (yrs)    Exercise Price  Exercisable   Exercise Price
----------------    ------------  -------------  -------------   -----------   --------------

$   8.50 - 10.81     1,359,698          8.75      $   9.54         349,978      $  9.52
$  11.50 - 12.50     1,884,253          7.24      $  11.56       1,084,650      $ 11.54
$  13.06 - 25.19        91,485          8.08      $  16.46          44,101      $ 18.44


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

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


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


                                      1996           1997           1998
                                  -------------  -------------  -------------
Stock volatility                  45.7%-77.4%    54.5%-71.3%    39.3%-54.0%
Risk-free interest rate               5.5%           5.5%           5.5%
Expected dividend yield                0%             0%             0%
Expected life of option            3-5 years      3-5 years      3-4 years

If the computed fair value of the 1996, 1997 and 1998 awards had been amortized to expense over the vesting period of the awards, net income would have been as follows:


                                                   1996                1997                1998
                                             --------------      --------------      --------------
Net income:
   As reported                               $   45,993,000      $   19,604,000      $   24,145,000
   Pro forma                                 $   45,531,000      $   18,117,000      $   22,052,000

Basic and diluted net income per share:
   As reported                               $         0.64      $         0.28      $         0.34
   Pro forma                                 $         0.64      $         0.26      $         0.31


NOTE 9 -  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of forward exchange contracts is as follows:


                                       December 31, 1998
                        ------------------------------------------------
                         U.S. Dollar                          Fair
                          Equivalent        Maturity          Value
                        ---------------   -------------   --------------

Forward Contracts:
     British pounds       $    481,175    Jan. 1999        $    485,000
     British pounds            544,166    Feb. 1999             548,000
     British pounds            765,116    Mar. 1999             770,000
     British pounds            984,368    May  1999             990,000
     British pounds            795,783    Aug. 1999             800,000
     British pounds            472,609    Nov. 1999             475,000
     Canadian dollars          846,189    Mar. 1999             838,710
     Canadian dollars        1,171,646    Jun. 1999           1,161,740
     Canadian dollars        1,952,744    Sep. 1999           1,936,983
     Canadian dollars        1,562,195    Dec. 1999           1,550,287
     Japanese yen              577,060    Mar. 1999             577,060
     Japanese yen              381,747    Jun. 1999             381,747
     Japanese yen              674,716    Sep. 1999             674,716
     Japanese yen            1,917,614    Dec. 1999           1,917,614
     French francs           2,142,283    Mar. 1999           2,142,283
     French francs           3,570,472    Jun. 1999           3,570,472
     French francs           4,855,842    Sep. 1999           4,855,842
     French francs           4,284,567    Dec. 1999           4,284,567

Option Contracts:
     British pounds          1,265,625    Mar. 1999           1,250,000
     British pounds          2,531,250    Jun. 1999           2,500,000
     British pounds          2,531,250    Sep. 1999           2,500,000
     Japanese yen            1,669,034    Mar. 1999           1,424,242
     Japanese yen            1,775,568    Jun. 1999           1,353,272
     Japanese yen            1,811,080    Sep. 1999           1,420,217
     Japanese yen            1,873,224    Dec. 1999           1,468,950
     French francs             269,660    Mar. 1999             265,000
     French francs             447,737    Jun. 1999             440,000
     French francs             610,551    Sep. 1999             600,000
     French francs             534,232    Dec. 1999             525,000
                          ------------                     ------------
                          $ 43,299,503                     $ 41,706,702
                          ============                     ============

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 1998, outstanding contracts were recorded at fair market value (except for certain option contracts with unrealized losses) and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

                                  OAKLEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


NOTE 10 - NET SALES

The Company's net sales to U.S. and international customers for year years ended December 31, are summarized as follows:


                                   1996            1997            1998
                               -------------   -------------   -------------
United States                  $139,459,000    $113,942,000    $136,546,000
International                    79,107,000      80,042,000      95,388,000
                               -------------   -------------   -------------
                               $218,566,000    $193,984,000    $231,934,000
                               =============   =============   =============


NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, manufactures and sells performance eyewear, athletic equipment, apparel, footwear and watches.

Although the Company operates in one industry segment, it derives revenues from different product lines within the segment. Revenues as a percentage of gross sales from external customers for each product line for the years ended December 31, are as follows:


                                     1996         1997         1998
                                   -------      -------      -------
Sunglasses                            87.8%        81.6%        79.0%
Goggles, apparel,
  accessories and equipment           12.2         18.4         19.0
Footwear                                --           --          1.0
Watches                                 --           --          1.0
                                   -------      -------      -------
                                     100.0%       100.0%       100.0%
                                   =======      =======      =======

Consumer product information related to domestic and foreign operations is as follows:


                                                  1996
                        ----------------------------------------------------------
                                              (in thousands)
                          United       Continental
                          States         Europe      Other Countries  Consolidated
                        ---------      -----------   ---------------  ------------
Net sales               $ 187,256      $ 28,816          $ 2,494       $ 218,566
Operating income           71,076         2,883              (77)         73,882
Net income                 44,196         1,846              (49)         45,993
Identifiable assets       140,624        11,630            5,991         158,245

                                                1996
                        ----------------------------------------------------------
                                             (in thousands)
                          United       Continental
                          States         Europe      Other Countries  Consolidated
                        ---------      -----------   ---------------  ------------
Net sales               $ 147,242      $ 30,442         $ 16,300       $ 193,984
Operating income           29,832         1,224            1,950          33,006
Net income                 17,598           730            1,276          19,604
Identifiable assets       160,579        10,638           10,074         181,291

                                                1996
                        ----------------------------------------------------------
                                             (in thousands)
                          United       Continental
                          States         Europe      Other Countries  Consolidated
                        ---------      -----------   ---------------  ------------
Net sales               $ 164,924      $ 34,835         $ 32,175       $ 231,934
Operating income           35,658         2,270            3,377          41,305
Net income                 20,644         1,256            2,245          24,145
Identifiable assets       191,408        15,732           18,675         225,815

                                         OAKLEY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                        First       Second       Third       Fourth
                                                       Quarter      Quarter      Quarter     Quarter
                                                      ----------   ---------   ----------   ---------
                                                           (in thousands, except per share data)
Year ended December 31, 1997:
      Net sales                                         $34,403      $55,150      $59,418      $45,013
      Gross profit                                       19,656       36,055       36,048       26,832
      Income before provision for income taxes              893       14,363       11,064        5,505
      Net income                                            550        8,848        6,815        3,391
      Basic net income per share                        $  0.01      $  0.13      $  0.10      $  0.05
      Diluted net income per share                      $  0.01      $  0.13      $  0.10      $  0.05

Year ended December 31, 1998:
      Net sales                                         $41,000      $70,030      $67,263      $53,641
      Gross profit                                       24,818       45,461       41,903       33,618
      Income before provision for income taxes            2,128       18,123       13,375        5,570
      Net income                                          1,311       11,164        8,239        3,431
      Basic net income per share                        $  0.02      $  0.16      $  0.12      $  0.05
      Diluted net income per share                      $  0.02      $  0.16      $  0.12      $  0.05

                         OAKLEY, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFIYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998


                                                            Additions
                                           Balance at       charged to                                     Balance
                                           beginning        costs and                                     at end of
                                           of period         expense          Deductions    Adjustments     period
                                           ----------      ------------      ------------   ------------  ----------

For the year ended December 31, 1996:
  Allowance for doubtful accounts          $  591,000      $         --      $     (1,000)  $         --  $  590,000
                                           ==========      ============      ============   ============  ==========

  Inventory reserve                        $  400,000      $    200,000      $         --   $         --  $  600,000
                                           ==========      ============      ============   ============  ==========

For the year ended December 31, 1997:
  Allowance for doubtful accounts          $  590,000      $     12,000      $    (31,000)  $    (20,000) $  551,000
                                           ==========      ============      ============   ============  ==========

  Inventory reserve                        $  600,000      $  1,125,000      $         --   $         --  $1,725,000
                                           ==========      ============      ============   ============  ==========

For the year ended December 31, 1998:
  Allowance for doubtful accounts          $  551,000      $     70,000                --             --  $  621,000
                                           ==========      ============      ============   ============  ==========

  Inventory reserve                        $1,725,000      $    597,000                --             --  $2,322,000
                                           ==========      ============      ============   ============  ==========

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        OAKLEY, INC.

By:     /s/  Jim Jannard
     ---------------------------------
             Jim Jannard
         Chairman of the Board


Date:   March 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                               Date
        ---------                           -----                               ----

/s/ Jim Jannard                    Chairman of the Board                   March  29, 1999
    Jim Jannard

/s/ Mike Parnell                   Vice Chairman and Director              March  29, 1999
    Mike Parnell

/s/ Link Newcomb                   Chief Executive Officer and Director    March  29, 1999
    Link Newcomb                   (Principal Executive Officer)

/s/ Colin Baden                    President                               March  29, 1999
    Colin Baden

/s/ Thomas George                  Chief Financial Officer                 March  29, 1999
    Thomas George                  (Principal Accounting Officer)

/s/ Irene Miller                   Director                                March  29, 1999
    Irene Miller

/s/ Orin Smith                     Director                                March  29, 1999
    Orin Smith

/s/ Michael Jordan                 Director                                March  29, 1999
    Michael Jordan

/s/ William Schmidt                Director                                March  29, 1999
    William Schmidt

                                 EXHIBIT INDEX



Exhibit
Number           Description
-------          -----------

 3.1(1)       Articles of Incorporation of the Company

 3.2(1)       Bylaws of the Company

 3.3(5)       Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

10.1(2)       Credit Agreement (the "Amended and Restated Credit Agreement"), dated August 15, 1995, between Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.2(3)       First Amendment to Amended and Restated Credit Agreement dated November 22, 1995 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.3(5)       Second Amendment to Amended and Restated Credit Agreement dated as of October 10, 1996 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.4(5)       Third Amendment to Amended and Restated Credit Agreement dated as of November 25, 1996 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.5(14)      Fourth Amendment to Amended and Restated Credit Agreement dated as of January 29, 1997 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.6(6)       Fifth Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.7(6)       Sixth Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997 by and among Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.8(7)       Seventh Amendment to Amended and Restated Credit Agreement dated May 14, 1997 by and among
              Oakley, Inc., Wells Fargo Bank, National Association, as agent and the Lenders named therein

10.9(7)       Eighth Amendment to Amended and Restated Credit Agreement dated June 27, 1997 by and among
              Oakley, Inc., Bank of America National Trust and Savings Association and Union Bank of
              California N.A.

10.10(8)      Ninth Amendment to Amended and Restated Credit Agreement dated September 30, 1997 by and among Oakley, Inc., Bank of America National Trust and Savings Association and Union Bank
              of California N.A.

10.11(1)      Collateral Account Agreement, dated June 20, 1995, between Oakley, Inc. and Wells Fargo
              Bank, National Association, as agent for the Lenders party to the Credit Agreement

10.12(2)      Collateral Account Agreement, dated August 15, 1995, between Oakley, Inc. and Wells Fargo
              Bank, National Association, as agent for the Lenders party to the Amended and Restated
              Credit Agreement

10.13(1)      Security Agreement and Chattel Mortgage, dated June 20, 1995, between Oakley, Inc. and
              Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit
              Agreement

10.14(1)      Trademark Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and
              Wells Fargo Bank, National Association, as agent for the Lenders party to the Credit
              Agreement

10.15(1)      Patent Collateral Security Agreement, dated June 20, 1995, between Oakley, Inc. and Wells
              Fargo Bank, National Association, as agent for the Lenders party to the Credit Agreement

10.16(1)      Employment Agreement, dated as of August 1, 1995, between Oakley, Inc. and Jim Jannard

10.17(5)      Amendment No. 1 dated as of July 22, 1996 to Employment Agreement dated as of August 1,
              1995, between Oakley, Inc. and Jim Jannard

10.18(1)      Employment Agreement, dated as of August 1, 1995, between Oakley, Inc. and Mike Parnell

10.19(5)      Amendment No. 1 dated as of May 23, 1996 to Employment Agreement dated as of August 1,
              1995, between Oakley, Inc. and Mike Parnell

10.20(6)      Amendment No. 2 to employment agreement, dated February 1, 1997, between Oakley, Inc. and
              Mike Parnell

10.21(2)      Guaranty, dated August 15, 1995, by the Guarantors named therein and Wells Fargo Bank,
              National Association, as agent for the Lenders party to the Amended and Restated Credit
              Agreement

10.22(2)      Shareholder Pledge Agreement (original and English translation), dated August 15, 1995 between Oakley, Inc. and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement

10.23(2)      Subordination Agreement, dated August 15, 1995 between the Initial Subordinated Creditors named therein and Wells Fargo Bank, National Association, as agent for the Lenders party to the Amended and Restated Credit Agreement

10.24(3)      Termination and Release Agreement, dated as of August 15, 1995 between Oakley, Inc. and
              Wells Fargo Bank, National Association, as agents for the Lenders party to the Credit
              Agreement

10.25(5)      Counterpart Subordination Agreement executed by Oakley (U.K.) Ltd. to the Subordination
              Agreement, dated as of August 15, 1995 between the Initial Subordinated Creditors and
              Wells Fargo Bank, National Association, as Agent under the Credit Agreement

10.26(2)      Agreement, dated July 17, 1995, between Oakley, Inc. and Michael Jordan

10.27(1)      Purchase Agreement and Escrow Instructions, dated December 9, 1994, between Oakley, Inc.
              and Foothill Ranch Development Corporation

10.28(3)      Oakley, Inc. 1995 Stock Incentive Plan


10.29(3)      Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

10.30(3)      Oakley, Inc. Executive Officer Performance Bonus Plan

10.31(1)      Employment Agreement, dated as of April 1, 1995, between Oakley, Inc. and Link Newcomb

10.32(6)      Employment Agreement, dated as of January 31, 1997, between Oakley, Inc. and Link Newcomb

10.33(6)      Amendment No. 1 to employment agreement, dated February 1, 1997, between Oakley, Inc. and
              Link Newcomb

10.34(3)      Indemnification Agreement, dated August 1, 1995, between Oakley, Inc. and Jim Jannard

10.35(1)      Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers

10.36(1)      Standard Form of Agreement between Owner and Project Manager, dated December 30, 1994, between Oakley, Inc. and Snyder Langston

10.37(1)      Lease Agreement, dated January 26, 1995, between Oakley Europe, sarl and Investipierre 7
              (In French with English translation)

10.38(3)      Aircraft Lease Agreement, dated August 10, 1995, between Oakley, Inc. and X, Inc.

10.39(3)      Aircraft Lease Agreement, dated August 10, 1995, between Oakley, Inc. and Time Tool
              Incorporated

10.40(1)      Registration Rights Agreement, dated August 1, 1995, between Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable Trust

10.41(3)      Indemnification Agreement, dated August 9, 1995, between Oakley, Inc., Jim Jannard and the
              M. and M. Parnell Revocable Trust

10.42(4)      Indemnification Agreement, dated June 6, 1996, between Oakley, Inc., Jim Jannard and the
              M. and M. Parnell Revocable Trust

10.43(6)      Employment Agreement, dated as of January 16, 1997, between Oakley, Inc. and Robert
              Bruning

10.44(6)      Pledge Agreement, dated as of January 1997, between Oakley, Inc. and Wells Fargo Bank,
              National Association, as agent and the Lenders named therein

10.45(6)      Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex
              Optics, Inc. and Essilor International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)

10.46(6)      Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National
              Trust and Savings Association

10.47(8)      Consultant Agreement, dated as of August 1, 1997, between Oakley, Inc. and Mike Parnell

10.48(8)      Consultant Agreement, dated as of August 1, 1997, between Oakley, Inc. and Jim Jannard

10.49(8)      Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National
              Trust and Savings Association

10.50(8)      Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.51(8)      Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.52(8)      Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated
              August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings
              Association

10.53(8)      Standing Loan Agreement , dated August 7, 1997 between Oakley, Inc. and Bank of America
              National Trust and Savings Association

10.54(9)      First Amendment to Standing Loan Agreement, dated January 12, 1998, between Oakley, Inc.
              and Bank of America National Trust and Savings Association

10.55(9)      Indemnification Agreement, dated October 3, 1997, between Oakley, Inc. and William D.
              Schmidt

10.56(9)      Employment Agreement, dated October 6, 1997 between Oakley, Inc. and Thomas A. George

10.57(9)      Indemnification Agreement, dated October 6, 1997 between Oakley, Inc. and Thomas A. George

10.58(10)     Tenth Amendment to Amended and Restated Credit Agreement dated March 28, 1998 by and among
              Oakley, Inc., and Bank of America National Trust and Savings Association and Union Bank of
              California N.A.

10.59(11)     Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and
              Oakley, Inc.

10.60(11)     Amended and Restated Consultant Agreement, dated May 12, 1998, between Mike Parnell and
              Oakley, Inc.

10.61(11)     Amended and Restated Employment Agreement, dated May 12, 1998, between Link Newcomb and
              Oakley, Inc.

10.62(11)     Amended and Restated Employment Agreement, dated May 12, 1998, between Thomas George and
              Oakley, Inc.

10.63(12)     Second Amended and Restated Credit Agreement, dated August 25, 1998, between Oakley, Inc.
              and Bank of America National Trust and Savings Association, as agent, and the Lenders named herein

10.64(12)     Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.65(12)     Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.66(13)     Amendment #1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and
              Restated Bylaws of Oakley, Inc.

21.1(13)      List of Material Subsidiaries

23.1(13)      Consent of Deloitte & Touche, LLP, independent auditors

27.1(13)      Financial Data Schedule

----------

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

(5) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(6) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(7) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1997.

(8) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(9) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1997.

(10) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1998.

(11) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(12) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(13) Filed herewith.