Form 10-Q
period 1999-03-31
OAKLEY INC
filed 1999-05-17
CIK 946356

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 1-13848

                                  OAKLEY, INC.
             (Exact name of registrant as specified in its charter)

          WASHINGTON                  95-3194947
(State or other jurisdiction of    (IRS Employer ID
incorporation or organization)           No.)

           ONE ICON                     92610
  FOOTHILL RANCH, CALIFORNIA          (Zip Code)
(Address of principal executive
            offices)

                                 (949) 951-0991
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, PAR VALUE $.01 PER SHARE               70,678,057 SHARES
                   (Class)                        (Outstanding on May 12, 1999)

================================================================================

                                  OAKLEY, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of March 31, 1999
  and December 31, 1998.........................................................      3

Consolidated Statements of Income for the three-month
  periods ended March 31, 1999 and 1998.........................................      4

Consolidated Statements of Comprehensive Income for the
  three-month periods ended March 31, 1999 and 1998.............................      4

Consolidated Statements of Cash Flows for the three-month periods
  ended March 31, 1999 and 1998.................................................      5

Notes to Consolidated Financial Statements......................................    6-8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations.....................................................   9-13

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.............  13-14

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings......................................................  15-18

ITEM 2 - Changes in Securities and Use of Proceeds..............................     18

ITEM 3 - Defaults Upon Senior Securities........................................     18

ITEM 4 - Submission of Matters to a Vote of Security Holders....................     18

ITEM 5 - Other Information......................................................     18

ITEM 6 - Exhibits and Reports on Form 8-K.......................................     19

Signatures......................................................................     20

Exhibits........................................................................     21

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                  OAKLEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 March 31, 1999         December 31,1998
                                                                 --------------         ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                    $       5,184           $       4,553
    Accounts receivable, less allowance for
      doubtful accounts of $643 (1999), $621 (1998)                     35,325                  33,867
    Inventories, net (Note 2)                                           31,621                  35,548
    Other receivables                                                    2,155                   2,372
    Deferred income taxes                                                6,043                   6,074
    Prepaid expenses and other                                           4,600                   4,246
                                                                 -------------           -------------
      Total current assets                                              84,928                  86,660

Property and equipment, net                                            117,211                 118,215
Deposits                                                                 3,776                   2,513
Other assets                                                            17,903                  18,427
                                                                 -------------           -------------

TOTAL ASSETS                                                     $     223,818           $     225,815
                                                                 =============           =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit (Note 3)                                      $      11,500           $      13,300
    Accounts payable                                                    12,170                  12,606
    Accrued expenses and other current liabilities                       5,671                   6,646
    Accrued warranty                                                     4,393                   4,420
    Income taxes payable                                                 2,890                   2,567
    Current portion of long-term debt (Note 3)                           1,519                   1,519
                                                                 -------------           -------------
        Total current liabilities                                       38,143                  41,058

    Deferred income taxes                                                3,399                   3,418
    Long-term debt, net of current maturities  (Note 3)                 18,983                  19,363

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01 per share: 20,000,000
      shares authorized; no shares issued                                   --                      --
    Common stock, par value $.01 per share: 200,000,000
      shares authorized; 70,678,000 shares
      issued and outstanding in 1999 and 1998                              707                     707
    Additional paid-in capital                                          55,666                  55,610
    Retained earnings                                                  107,791                 106,383
    Accumulated other comprehensive loss                                  (871)                   (724)
                                                                 -------------           -------------
      Total shareholders' equity                                       163,293                 161,976
                                                                 -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     223,818           $     225,815
                                                                 =============           =============


          See accompanying notes to consolidated financial statements.

                         OAKLEY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      Three Months ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                    1999                1998
                                                                                ------------        ------------
Net sales                                                                       $     48,726        $     41,000
Cost of goods sold                                                                    20,053              16,182
                                                                                ------------        ------------
      Gross profit                                                                    28,673              24,818

Operating expenses:
      Research and development                                                         1,454               1,199
      Selling                                                                         15,674              13,499
      Shipping and warehousing                                                         1,244               1,400
      General and administrative                                                       7,536               6,214
                                                                                ------------        ------------
            Total operating expenses                                                  25,908              22,312

Operating income                                                                       2,765               2,506

Interest expense, net                                                                    597                 378
                                                                                ------------        ------------
Income before provision for income taxes                                               2,168               2,128
Provision for income taxes                                                               759                 817
                                                                                ------------        ------------
Net income                                                                      $      1,409        $      1,311
                                                                                ============        ============

Basic net income per common share                                               $       0.02        $       0.02
                                                                                ============        ============
Basic weighted average common shares                                              70,678,000          70,663,000
                                                                                ============        ============

Diluted net income per common share                                             $       0.02        $       0.02
                                                                                ============        ============
Diluted weighted average common shares                                            70,678,000          70,769,000
                                                                                ============        ============

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                      Three Months ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                    1999                1998
                                                                                ------------        ------------
      Net income                                                                $      1,409        $      1,311

      Other comprehensive loss
          Transition adjustment related to the adoption of SFAS 133             $       (103)       $         --
          Net unrealized gain on derivative instruments                                  966                  --
          Recognition of net unrealized gain on foreign currency exchange
              contracts designated as gain from hedges                                  (212)                 --
          Foreign currency translation adjustment                                       (798)               (204)
                                                                                ------------        ------------
          Other comprehensive loss, net of tax                                          (147)               (204)
                                                                                ------------        ------------

      Comprehensive income                                                      $      1,262        $      1,107
                                                                                ============        ============


          See accompanying notes to consolidated financial statements.

                                  OAKLEY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Three Months ended March 31,
                                                                                     ----------------------------
                                                                                         1999            1998
                                                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  1,409        $  1,311

  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        4,533           3,550
     Compensatory stock options                                                              55              33
     Loss on disposition of equipment                                                        10               3
     Deferred income taxes                                                                   14              --
     Changes in assets and liabilities, net of effects of business acquisitions:
         Accounts receivable                                                             (2,026)         (1,445)
         Inventories                                                                      3,403            (514)
         Other receivables                                                                  240            (325)
         Prepaid expenses and other                                                         260             191
         Accounts payable                                                                  (228)          7,497
         Accrued expenses, other current liabilities and accrued warranty                (1,022)           (228)
         Income taxes payable                                                               341             693
                                                                                       --------        --------

    Net cash provided by operating activities                                             6,989          10,766

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits                                                                            (1,277)            962
     Acquisitions of property and equipment                                              (3,407)         (6,523)
     Proceeds from sale of property and equipment                                           113              --
     Other assets                                                                            83          (2,009)
                                                                                       --------        --------

    Net cash used in investing activities                                                (4,488)         (7,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bank borrowings                                                       12,600              --
     Repayments of bank borrowings                                                      (14,780)         (3,180)
     Net proceeds from issuance of common shares                                             --              42
                                                                                       --------        --------

    Net cash used in financing activities                                                (2,180)         (3,138)

Effect of exchange rate changes on cash                                                     310            (204)

Net increase (decrease) in cash and cash equivalents                                        631            (146)
Cash and cash equivalents, beginning of period                                            4,553           2,657
                                                                                       --------        --------

Cash and cash equivalents, end of period                                               $  5,184        $  2,511
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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of March 31, 1999 and December 31, 1998, the consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results of operations for the entire year ending December 31, 1999.

NOTE 2 - INVENTORIES
Inventories consist of the following:

                              March 31, 1999   December 31, 1998
                              --------------   -----------------
          Raw Materials        $14,164,000        $15,316,000
          Finished Goods        17,457,000         20,232,000
                               -----------        -----------
                               $31,621,000        $35,548,000
                               ===========        ===========

NOTE 3 - FINANCING ARRANGEMENTS
Line of credit - The Company has a $50.0 million unsecured line of credit with a bank syndicate which bears interest at either the bank's prime lending rate (7.75% at March 31, 1999) or LIBOR plus 0.75% (5.69% at March 31, 1999), as defined in the credit agreement, and matures August 2001. At March 31, 1999, the Company had $11.5 million outstanding under the credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 1999, the Company was in compliance with all restrictive covenants and financial ratios.

Long-term debt - The Company has a real estate term loan which is due September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (6.02% at March 31, 1999) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At March 31, 1999, the outstanding balance under the term loan was $20.5 million.

NOTE 4 - LITIGATION
During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders of (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act of 1933, as amended. Pursuant to a court order sustaining demurrers to certain claims and to plaintiffs' dismissal without prejudice of certain other claims, the only claim remaining in the Superior Court in the California Securities Actions is a claim for purported violations of the antifraud provision of the California Corporation Code with respect to two of the Company's officers and directors. On April 1, 1998, the Superior Court entered a judgment (the "Judgment") in the California Securities Actions in favor of the Company, one of the Company's officers and directors and the firms who served as underwriters of the Secondary Offering. On April 15, 1998, plaintiffs filed a notice of appeal from the Judgment in the Superior Court, which concerns plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code. On March 31, 1999, the parties to the appeal filed a stipulation and request for dismissal of appeal in the California Court of Appeal, Fourth Appellate District (the "Court of Appeal"). On April 1, 1999, the Court of Appeal entered an order dismissing the appeal from the Judgement. In March 1997, the Company was named as a nominal defendant in a putative derivative action (the "California Derivative Action") filed in the Superior Court against two of the Company's officers and directors based on substantially the same allegations as those in the California Securities Actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. On February 4, 1998, the court entered a final order of dismissal of the putative derivative action. On April 8, 1998, the derivative plaintiff filed a notice of appeal in the Superior Court. In March 1999, the parties to the California Derivative Action entered into a stipulation of settlement regarding the derivative claims that is subject to approval by the Court of Appeal. The settlement, if approved, is not expected to have a material adverse effect on the Company. During October, November and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division (the "District Court") against the Company, three of its officers and directors and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. On July 10, 1998, the Company and the other defendants filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss. On March 3, 1999, the defendants filed answers in the Federal Securities Actions. Although it is too soon to predict the outcome of the California Securities Actions, the California Derivative Action or the Federal Securities Actions with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions (including the California Derivative Action should the settlement not be approved).

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.

NOTE 5 - CHANGES IN ACCOUNTING PRINCIPLES
The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 1999. The adoption of SFAS 133 resulted in a transition adjustment recorded by the Company as a cumulative-effect type adjustment of a $103,000 charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash-flow hedges.

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has entered into an interest rate swap agreement. At March 31, 1999, all of the Company's derivatives are designated and qualify as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted transactions that are expected to result in reclassifications of $1.2 million of gains to earnings over the next nine months. The Company hedges forecasted transactions that are determined probable to occur within 12 months or less.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; when the derivative expires or is sold, terminated, or exercised; when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur; because a hedged firm commitment no longer meets the definition of a firm commitment; or if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three-months ended March 31, 1999, the Company reclassified into earnings a net gain of $212,000, resulting from the expiration, sale, termination or exercise of foreign exchange contracts.

NOTE 6 - EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 1999, the diluted weighted average common shares outstanding did not include any dilutive options while at March 31, 1998, the diluted weighted average common shares included 106,000 dilutive stock options.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

Net sales
Net sales increased to $48.7 million for the three months ended March 31, 1999 from $41.0 million for the three months ended March 31, 1998, an increase of $7.7 million, or 18.8%. This increase was primarily the result of strong sunglass sales, including sales of a Wires, Minutes and Tens introduced during the second and third quarters of 1998, increased sales from sport shield sunglasses and Fives and initial sales from the newest addition to the Company's X Metal line, Juliet, introduced in February 1999. Sales of the Company's new polarized versions of selected sunglass lines also contributed to increased revenue. The Company's domestic sales increased 18.3% to $28.5 million from $24.1 million in the comparable 1998 period, principally as a result of a 29.2% increase in net sales to the Company's largest customer, Sunglass Hut. The Company's international sales increased 19.6% to $20.2 million in 1999 from $16.9 million in 1998, principally as a result of increased sales in all direct operations, particularly Europe, Canada, United Kingdom and Japan. Southeast Asia and Latin America sales represented 1.7% and 2.6%, respectively, of total net sales for the three months ended March 31, 1999. Footwear net sales were $0.3 million, or 0.7% of net sales, for the first quarter of 1999. Sales of other product categories as a group increased 22.1% during the quarter ended March 31, 1999 over the quarter ended March 31, 1998 primarily due to increased sales in the Company's expanded apparel line.

Gross profit
Gross profit increased to $28.7 million for the three months ended March 31, 1999 from $24.8 million for the three months ended March 31, 1998, an increase of $3.9 million, or 15.7%. As a percentage of net sales, gross profit decreased to 58.8% for the three months ended March 31, 1999 from 60.5% for the three months ended March 31, 1998. The decline in gross profit as a percentage of net sales is primarily attributable to the Company's continued investment in its start-up footwear operations. Excluding the impact of footwear, gross profit in the first quarter of 1999 would have been 60.6% compared with 60.8% in the first quarter of 1998.

Operating expenses
Operating expenses increased to $25.9 million for the three months ended March 31, 1999 from $22.3 million for the three months ended March 31, 1998, an increase of $3.6 million, or 16.1%. Increased variable expenses, higher footwear operating expenses and incremental expenses due to the shift to direct operations in Canada contributed to the increase in operating expenses. Research and development expenses were $1.5 million, or 3.1% of net sales, for the three months ended March 31, 1999 as compared to $1.2 million, or 2.9% of net sales, for the three months ended March 31, 1998, an increase of $0.3 million. Selling expenses increased $2.2 million to $15.7 million, or 32.2% of net sales, for the three months ended March 31, 1999 from $13.5 million, or 32.9% of net sales, for the three months ended March 31, 1998 as a result of increases in variable expenses such as commissions. As a percentage of net sales, shipping and warehousing expenses decreased to 2.6% of net sales for the three months ended March 31, 1999 from 3.4% of net sales for the comparable 1998 period due to positive results from various initiatives to reduce shipping costs. General and administrative expenses for the three months ended March 31, 1999 were $7.5 million, or 15.4% of net sales, compared to $6.2 million, or 15.1% of net sales, in the same period in 1998. This increase in general and administrative expenses was a result of increased personnel related costs and professional fees.

Operating income
The Company's operating income increased to $2.8 million for the three months ended March 31, 1999 from $2.5 million for the three months ended March 31, 1998, an increase of $0.3 million, or 12.0%, over the same period in the previous year. As a percentage of net sales, operating income decreased to 5.7% for the three months ended March 31, 1999 from 6.1% for the three months ended March 31, 1998. This decrease in operating income as a percentage of net sales was primarily due to greater operating expenses associated with the Company's footwear line. Excluding these costs, the Company's operating income would have been 9.0% as a percentage of net sales for the quarter ended March 31, 1999 compared to 6.6% for the comparable 1998 period.

Interest expense, net
The Company had net interest expense of $0.6 million for the three months ended March 31, 1999 as compared with net interest expense of $0.4 million in the comparable 1998 period. The Company incurred additional interest expense primarily from its increased line of credit borrowing which was attributable to the working capital and capital expenditures required for the Company's new product categories.

Net income
The Company's net income increased to $1.4 million for the three months ended March 31, 1999 from $1.3 million for the three months ended March 31, 1998, an increase of $0.1 million, or 7.5%, over the comparable 1998 quarter.


LIQUIDITY AND CAPITAL RESOURCES
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $7.0 million for the three months ended March 31, 1999 and $10.8 million for the comparable period of 1998. At March 31, 1999, working capital was $47.0 million. Working capital may vary from time to time as a result of seasonality, new product introductions and changes in inventory levels. Accounts receivable days at March 31, 1999 were 43 compared to 40 for the comparable 1998 period. Inventories decreased to $31.6 million at March 31, 1999 from $35.5 million at December 31, 1998. Additionally, the Company has an unsecured line of credit of $50.0 million which matures August 2001. At March 31, 1999, the Company had an outstanding balance of $11.5 million under such facility. The Company has a real estate term loan which matures September 2007. The term loan is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest base on LIBOR plus 1.00% (6.02% at March 31, 1999) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At March 31, 1999, the outstanding balance on the term loan was $20.5 million.

Capital expenditures for the three months ended March 31, 1999 totaled $3.4 million. These expenditures were primarily attributable to the expansion of the Company's information technology capabilities, building improvements, new product production tooling and footwear production equipment. As of March 31, 1999, the Company had commitments of approximately $2.2 million for future capital purchases.

The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

SEASONALITY
Historically, the Company's sales, in the aggregate, have been the highest in the period from March to September, the period during which sunglass use is typically highest. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross margins at significantly lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross margin in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product introductions and the Company's international expansion have partially mitigated the impact of seasonality.

BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and apparel and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At March 31, 1999, the Company had a backlog of $6.0 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $2.9 million as of such date.

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

STATE OF READINESS
The Company has completed its internal inventory and assessment and is currently in the remediation and testing phase. Critical information technology ("IT") systems, which include the Company's enterprisewide information system, time clocks, e-mail and phone systems, are stated Year 2000 compliant with initial testing of systems currently underway. The Company is currently performing diagnostics and implementing Year 2000 compliant solutions on its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/heating systems, fire suppression systems). All phases for IT and non-IT systems are targeted to be completed by August 1999.

The Company's Year 2000 Project Team is coordinating the global effort and monitoring progress of the Year 2000 readiness with respect to its subsidiaries. Assessment of each subsidiary's internal systems is in progress with key personnel at each subsidiary being identified to locally manage the compliance project and collect local business partner compliance statements.

The Company has initiated communications with all of its key business partners to determine their extent and plans for Year 2000 compliance. As part of this process, the Company has requested written assurances from its key external business partners as to their Year 2000 readiness status and their plans to become Year 2000 compliant when necessary. As of March 31, 1999, the Company had received responses from substantially all of its key business partners acknowledging their compliance or intent to comply with Year 2000 issues. This process is ongoing and is expected to continue throughout 1999.

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

         2. A portion of manufacturing operations experience temporary disruption. Such disruption is not expected to have a material impact on the Company's ability to function, as normal stock levels would cover anticipated shortages. The Company will determine the appropriate level based on business conditions and perceived risk, which management is reviewing on a monthly basis.

         3. A portion of the supplier base experiences disruption. The Company has access to alternate suppliers in the event of disruption of the supply of material or resource. It is expected that the Company would source from alternates until the normal supplier comes back on line.

         4. A minor portion of the customer base experiences disruption. Such disruption could result in a temporary reduction in sales. However, this reduction is not readily quantifiable. A contingency plan would be developed if the perceived risk increases, which management is reviewing on a monthly basis.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign Currency - The Company has direct operations in Europe, Japan, Canada, Mexico and South Africa which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

As more fully described in Note 5 to the Company's consolidated financial statements, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. All of the Company's derivatives are designated and qualify as cash flow hedges at March 31, 1999.

One the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify in hedging relationships. For all instruments qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"). The following is a summary of the outstanding foreign currency contracts outstanding at March 31, 1999:

                                             March 31, 1999
                               ------------------------------------------------
                               U.S. Dollar                             Fair
                               Equivalent          Maturity            Value
                               -----------         ---------        -----------
       Forward Contracts:
           British pounds      $   956,625          May 1999        $   990,000
           British pounds          773,354         Aug. 1999            800,000
           British pounds          459,289         Nov. 1999            475,000
           Canadian dollars      1,191,028         Jun. 1999          1,161,740
           Canadian dollars      1,985,046         Sep. 1999          1,936,983
           Canadian dollars      1,588,037         Dec. 1999          1,550,287
           Japanese yen            363,483         Jun. 1999            374,728
           Japanese yen            642,434         Sep. 1999            662,309
           Japanese yen          1,825,866         Dec. 1999          1,882,353
           French francs         3,295,653         Jun. 1999          3,553,029
           French francs         4,482,088         Sep. 1999          4,832,119
           French francs         3,954,784         Dec. 1999          4,268,564

       Option Contracts:
           British pounds        2,459,908         Jun. 1999          2,500,000
           British pounds        2,459,908         Sep. 1999          2,500,000
           Japanese yen          1,690,617         Jun. 1999          1,353,272
           Japanese yen          1,724,429         Sep. 1999          1,420,217
           Japanese yen          1,783,601         Dec. 1999          1,468,950
           French francs           413,275         Jun. 1999            440,000
           French francs           563,557         Sep. 1999            600,000
           French francs           493,112         Dec. 1999            525,000
                               -----------                          -----------
                               $33,106,094                          $33,294,551
                               ===========                          ===========

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

Interest Rates - The Company's line of credit and long-term debt, with a total balance of $30.4 million outstanding at March 31, 1999, bear interest based on the bank's lending rate or LIBOR. In January 1999, the Company entered into an interest rate swap agreement, effective March 1, 1999, that eliminates the Company's risk of fluctuations in the variable rate of the long-term debt. Based on the weighted average interest rate on the line of credit at March 31, 1999 of 5.96%, if interest rates on the line of credit were to increase by 10%, the estimated impact on the Company's consolidated financial statements would be to reduce net income by approximately $45,000 after taxes.

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

(2) overruled the demurrer with respect to the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard, but sustained the demurrer with leave to amend with respect to defendants Merrill Lynch and Alex. Brown, on plaintiffs' cause of action for fraud and negligent misrepresentation; and (3) sustained the demurrers with leave to amend with respect to the Company and each of the other defendants on plaintiffs' cause of action for unfair business practices and false advertising in violation of certain provisions of the California Business and Professions Code. Subsequently, plaintiffs dismissed without prejudice their causes of action for fraud and negligent misrepresentation and unfair business practices and false advertising. The only claim remaining in the Superior Court is plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code with respect to defendants Mike Parnell and Jim Jannard. On April 1, 1998, the Superior Court entered a judgment (the "Judgment") in favor of the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown. On April 15, 1998, plaintiffs filed a notice of appeal from the Judgment in the Superior Court, which concerns plaintiffs' cause of action for purported violations of the antifraud provisions of the California Corporations Code with respect to the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown. On December 28, 1998, plaintiffs filed the opening brief on their appeal from the Judgment in the California Court of Appeal, Fourth Appellate District (the "Court of Appeal"). On March 31, 1999, plaintiffs, the Company and defendants Link Newcomb, Merrill Lynch and Alex. Brown filed a stipulation and request for dismissal of appeal in the Court of Appeal. On April 1, 1999, the Court of Appeal entered an order dismissing the appeal from the Judgement.

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

On July 10, 1998, the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard filed motions to dismiss the Federal Securities Actions. Merrill Lynch and Alex. Brown also filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss filed by the Company and the other defendants. On March 3, 1999, the defendants filed answers to the consolidated amended complaints in the Federal Securities Actions. On April 2, 1999, plaintiffs filed motions for class certification in the Federal Securities Actions. The hearing on the motions for class certification currently is scheduled for June 28, 1999. Discovery in the Federal Securities Actions has commenced.

THE CALIFORNIA DERIVATIVE ACTION
The Company has been named as a nominal defendant in a putative derivative lawsuit against certain of its directors and officers filed in March 1997 in the Superior Court. The case is captioned Blackman v. James Jannard, Mike Parnell and Does 1 through 100, Case No. 777098 (filed March 27, 1997) (the "California Derivative Action").

In the California Derivative Action, the plaintiff, purporting to sue on behalf of the Company, alleges claims for breach of fiduciary duty, constructive fraud, unjust enrichment and violations of the insider trading provisions of the California Corporations Code. Like the California Securities Actions, the plaintiff's claims in the California Derivative Action are, among other things, based upon alleged material misstatements and omissions in certain of the Company's public statements and Securities and Exchange Commission filings regarding the Company, its operation and future prospects. The plaintiff seeks to recover damages and other relief on behalf of the Company. The defendants filed a demurrer to the original complaint in the California Derivative Action, and the plaintiff subsequently filed an amended complaint. The defendants filed a demurrer to the amended complaint in the California Derivative Action, and the Superior Court sustained the demurrer with leave to amend in September 1997. The plaintiff subsequently filed a second amended complaint in the California Derivative Action. The defendants then filed a demurrer to the second amended complaint in the California Derivative Action and the Superior Court sustained the demurrer without leave to amend on December 19, 1997. On February 4, 1998, the Superior Court entered a final order of dismissal of the California Derivative Action. On April 8, 1998, the plaintiff in the California Derivative Action filed a notice of appeal in the Superior Court. In March 1999, the parties to the California Derivative Action entered into a stipulation of settlement regarding derivative claims that is subject to approval by the Court of Appeal. The settlement, if approved by the Court of Appeal, is not expected to have a material adverse effect on the Company.

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

ITEM 5.  Other Information

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

          3.1(1)   Articles of Incorporation of the Company

          3.2(3)   Amended and Restated Bylaws of the Company

          3.3(2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

          3.4(3)   Amendment No. 1 to Sections 1 and Sections 3a through 3f of
                   Article IV of the Amended and Restated Bylaws of Oakley, Inc.

          27.1(4)  Financial Data Schedule

----------

      (1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

      (2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

      (3) Previously filed as Exhibit 10.66 to the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

      (4)   Filed herewith.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Oakley, Inc.


/s/ WILLIAM SCHMIDT                     May 12, 1999
------------------------------
William Schmidt
Chief Executive Officer


/s/ THOMAS GEORGE                       May 12, 1999
------------------------------
Thomas George
Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------
 27.1          Financial Data Schedule