Form 10-Q
period 1999-06-30
OAKLEY INC
filed 1999-08-13
CIK 946356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

   COMMON STOCK, PAR VALUE $.01 PER SHARE                    70,678,057 SHARES
                   (Class)                           (Outstanding on August 11, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  OAKLEY, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

ITEM 1 - Financial Statements

         Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998............................................    3

         Consolidated Statements of Income for the three- and six-month
         periods ended June 30, 1999 and 1998.............................    4

         Consolidated Statements of Comprehensive Income for the three-
         and six-month periods ended June 30, 1999 and 1998...............    4

         Consolidated Statements of Cash Flows for the six-month periods
         ended June 30, 1999 and 1998.....................................    5

         Notes to Consolidated Financial Statements.......................  6-8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 9-14

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.......14-15

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings................................................16-19

ITEM 2 - Changes in Securities and Use of Proceeds........................   19

ITEM 3 - Defaults Upon Senior Securities..................................   19

ITEM 4 - Submission of Matters to a Vote of Security Holders..............   19

ITEM 5 - Other Information................................................   19

ITEM 6 - Exhibits and Reports on Form 8-K.................................   20

Signatures................................................................   21

Exhibits..................................................................   22

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                  OAKLEY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    June 30, 1999   December 31, 1998
                                                                    -------------   -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                           $   7,791        $   4,553
  Accounts receivable, less allowance for
    doubtful accounts of $615 (1999), $621 (1998)                        41,726           33,867
  Inventories, net (Note 2)                                              32,609           35,548
  Other receivables                                                       2,357            2,372
  Deferred income taxes                                                   6,087            6,074
  Prepaid expenses and other                                              6,735            4,246
                                                                      ---------        ---------
    Total current assets                                                 97,305           86,660
Property and equipment, net                                             116,092          118,215
Deposits                                                                  3,393            2,513
Other assets                                                             17,600           18,427
                                                                      ---------        ---------
TOTAL ASSETS                                                          $ 234,390        $ 225,815
                                                                      =========        =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit (Note 3)                                             $      --        $  13,300
  Accounts payable                                                       17,874           12,606
  Accrued expenses and other current liabilities                          6,423            6,646
  Accrued warranty                                                        4,387            4,420
  Income taxes payable                                                    7,033            2,567
  Current portion of long-term debt (Note 3)                              1,519            1,519
                                                                      ---------        ---------
    Total current liabilities                                            37,236           41,058
  Deferred income taxes                                                   3,402            3,418
  Long-term debt, net of current maturities (Note 3)                     18,604           19,363

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share: 20,000,000 shares
     authorized; no shares issued                                            --               --
  Common stock, par value $.01 per share: 200,000,000 shares authorized; 70,678,000 shares issued and outstanding in
     1999 and 1998                                                          707              707
  Additional paid-in capital                                             55,727           55,610
  Retained earnings                                                     118,409          106,383
  Accumulated other comprehensive income (loss)                             305             (724)
                                                                      ---------        ---------
  Total shareholders' equity                                            175,148          161,976
                                                                      ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 234,390        $ 225,815
                                                                      =========        =========

          See accompanying notes to consolidated financial statements.

                         OAKLEY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)

                                                  Three Months ended            Six  Months ended
                                                        June 30,                       June 30,
                                             ---------------------------     ---------------------------
                                                 1999            1998            1999           1998
                                             -----------     -----------     -----------     -----------
Net sales                                    $    72,071     $    70,030     $   120,797     $   111,030
Cost of goods sold                                25,287          24,569          45,340          40,751
                                             -----------     -----------     -----------     -----------
   Gross profit                                   46,784          45,461          75,457          70,279

Operating expenses:
   Research and development                        1,491           1,313           2,945           2,512
   Selling                                        19,267          17,257          34,941          30,756
   Shipping and warehousing                        1,553           1,846           2,797           3,246
   General and administrative                      7,585           6,423          15,121          12,637
                                             -----------     -----------     -----------     -----------
         Total operating expenses                 29,896          26,839          55,804          49,151
                                             -----------     -----------     -----------     -----------

Operating income                                  16,888          18,622          19,653          21,128

Interest expense, net                                554             499           1,151             877
                                             -----------     -----------     -----------     -----------
Income before provision for income taxes          16,334          18,123          18,502          20,251
Provision for income taxes                         5,717           6,959           6,476           7,776
                                             -----------     -----------     -----------     -----------
Net income                                   $    10,617     $    11,164     $    12,026     $    12,475
                                             ===========     ===========     ===========     ===========

Basic net income per common share            $      0.15     $      0.16     $      0.17     $      0.18
                                             ===========     ===========     ===========     ===========
Basic weighted average common shares          70,678,000      70,671,000      70,678,000      70,671,000
                                             ===========     ===========     ===========     ===========

Diluted net income per common share          $      0.15     $      0.16     $      0.17     $      0.18
                                             ===========     ===========     ===========     ===========
Diluted weighted average common shares        70,692,000      71,161,000      70,687,000      70,916,000
                                             ===========     ===========     ===========     ===========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                       Three Months ended          Six  Months ended
                                                            June 30,                    June 30,
                                                     ----------------------      ----------------------
                                                       1999          1998          1999          1998
                                                     --------      --------      --------      --------
Net income                                           $ 10,617      $ 11,164      $ 12,026      $ 12,475

Other comprehensive income, before tax:
   Transition adjustment related to the
       adoption of SFAS 133                                --            --          (103)           --
   Net unrealized gain on derivative instruments        1,425            --         2,179            --
   Foreign currency translation adjustment               (249)          919        (1,047)          715
                                                     --------      --------      --------      --------
   Other comprehensive income, before tax               1,176           919         1,029           715
       Income tax related to items of
        other comprehensive income                       (412)         (353)         (360)         (275)
                                                     --------      --------      --------      --------
   Other comprehensive income, net of tax                 764           566           669           440
                                                     --------      --------      --------      --------

Comprehensive income                                 $ 11,381      $ 11,730      $ 12,695      $ 12,915
                                                     ========      ========      ========      ========

          See accompanying notes to consolidated financial statements.

                                  OAKLEY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Six Months ended
                                                                      June 30,
                                                               ----------------------
                                                                 1999          1998
                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 12,026      $ 12,475

  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                 9,276         7,514
    Compensatory stock options                                      117            75
    Gain on disposition of equipment                                (16)         (610)
    Deferred income taxes                                           (29)           --
    Changes in assets and liabilities, net of effects
        of business acquisitions:
        Accounts receivable                                      (8,755)      (11,970)
        Inventories                                               2,175        (6,185)
        Other receivables                                            27          (443)
        Prepaid expenses and other                                 (474)          602
        Accounts payable                                          5,643         9,651
        Accrued expenses, other current liabilities and
           accrued warranty                                         135         2,046
        Income taxes payable                                      4,510         6,834
                                                               --------      --------
    Net cash provided by operating activities                    24,635        19,989

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits                                                       (898)          696
    Acquisitions of property and equipment                       (7,053)      (15,575)
    Proceeds from sale of property and equipment                    494           809
    Other assets                                                    (86)       (7,566)
                                                               --------      --------
    Net cash used in investing activities                        (7,543)      (21,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                29,000            --
    Repayments of bank borrowings                               (43,059)       (1,660)
    Net proceeds from issuance of common shares                      --           133
                                                               --------      --------

    Net cash used in financing activities                       (14,059)       (1,527)

Effect of exchange rate changes on cash                             205         1,147

Net increase (decrease) in cash and cash equivalents              3,238        (2,027)
Cash and cash equivalents, beginning of period                    4,553         2,657
                                                               --------      --------

Cash and cash equivalents, end of period                       $  7,791      $    630
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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of June 30, 1999 and December 31, 1998, the consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results of operations for the entire year ending December 31, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                       June 30, 1999     December 31, 1998
                                       -------------     -----------------
          Raw Materials                 $14,426,000         $15,316,000
          Finished Goods                 18,183,000          20,232,000
                                        -----------         -----------
                                        $32,609,000         $35,548,000
                                        ===========         ===========


NOTE 3 - FINANCING ARRANGEMENTS

Line of credit - The Company has a $50.0 million unsecured line of credit with a bank syndicate which bears interest at either the bank's prime lending rate (7.75% at June 30, 1999) or LIBOR plus 0.75% (6.12% at June 30, 1999), as defined in the credit agreement, and matures August 2001. At June 30, 1999, the Company did not have any borrowings under this credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 1999, the Company was in compliance with all restrictive covenants and financial ratios.

Long-term debt - The Company has a real estate term loan which is due September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (6.05% at June 30, 1999) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At June 30, 1999, the outstanding balance under the term loan was $20.1 million.

NOTE 4 - LITIGATION

During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders of (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act of 1933, as amended. On July 26, 1999, the Superior Court entered a dismissal without prejudice of the California Securities Actions. In March

1997, the Company was named as a nominal defendant in a putative derivative action (the "California Derivative Action") filed in the Superior Court against two of the Company's officers and directors based on substantially the same allegations as those in the California Securities Actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. On February 4, 1998, the court entered a final order of dismissal of the putative derivative action. On April 8, 1998, the derivative plaintiff filed a notice of appeal in the Superior Court. In March 1999, the parties to the California Derivative Action entered into a stipulation of settlement regarding the derivative claims. On June 24, 1999, the California Court of Appeal, Fourth Appellate District, approved the settlement and entered a final judgment dismissing with prejudice the California Derivative Action and approving the Company's release of claims against defendants James Jannard and Mike Parnell. The settlement is not expected to have a material adverse effect on the Company. During October, November and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division (the "District Court") against the Company, three of its officers and directors and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. On July 10, 1998, the Company and the other defendants filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss. On March 3, 1999, the defendants filed answers in the Federal Securities Actions. On June 29, 1999, the District Court approved stipulations for class certification that the parties had submitted and entered orders for class certification in the Federal Securities Actions. Although it is too soon to predict the outcome of the Federal Securities Actions with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

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

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has entered into an interest rate swap agreement. At June 30, 1999, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that, assuming exchange rates at June 30, 1999 remain constant, are expected to result in reclassifications of $1.9 million of gains to earnings over the next six months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

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

The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three- and six-months ended June 30, 1999, the Company reclassified into earnings a net gain of $479,000 and $691,000, respectively, resulting from the expiration, sale, termination or exercise of foreign exchange contracts.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended June 30, 1999 and 1998, the diluted weighted average common shares outstanding includes 14,000 and 490,000, respectively, of dilutive stock options. For the six months ended June 30, 1999 and 1998, the diluted weighted average common shares outstanding includes 9,000 and 245,000, respectively, of dilutive stock options.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

Net sales

Net sales increased to $72.1 million for the three months ended June 30, 1999 from $70.0 million for the three months ended June 30, 1998, an increase of $2.1 million, or 2.9%. This increase was primarily the result of slightly increased sunglass sales, including sales of a Wires(TM), Minutes(TM) and Pro M-Frames(R) and sales from new sunglass products introduced during 1999 offsetting the natural decline in sales of more mature products. New sunglasses launched during the three months ended June 30, 1999 were the new M-Frame(R) and Zeros(R) introduced in late May 1999 and the OO(TM) ("Double O") introduced in June 1999. Increased sales in the Company's expanded prescription program and sales of the Company's polarized versions of selected sunglass lines also contributed to increased revenue. The Company's domestic sales decreased 2.6% to $44.0 million for the three months ended June 30, 1999 from $45.2 million in the comparable 1998 period principally as a result of a 9.8% decrease in net sales to the Company's largest customer, Sunglass Hut, whose strong first quarter purchases from the Company impacted the Company's sales during the quarter ended June 30, 1999. The Company's international sales increased 13.0% to $28.1 million for the three months ended June 30, 1999 from $24.9 million for the comparable period in 1998, principally as a result of increased sales in all direct operations, particularly Canada, United Kingdom, Japan, Europe and South Africa. Southeast Asia and Latin America sales represented 2.0% and 2.2%, respectively, of total net sales for the three months ended June 30, 1999. Footwear net sales were $0.4 million, or 0.5% of net sales, for the quarter ended June 30, 1999. Sales of other product categories and sunglass accessories as a group increased 4.0% during the quarter ended June 30, 1999 over the quarter ended June 30, 1998 primarily due to increased sales in the Company's expanded apparel line and sales from the Company's new watch line, which more than offset reduced sales of sunglass accessories.

Gross profit

Gross profit increased to $46.8 million for the three months ended June 30, 1999 from $45.5 million for the three months ended June 30, 1998, an increase of $1.3 million, or 2.9%. As a percentage of net sales, gross profit remained at 64.9% for the three months ended June 30, 1999 and 1998, as increased footwear costs in the 1999 period were offset by increased gross margin for all remaining product categories as a group.

Operating expenses

Operating expenses increased to $29.9 million for the three months ended June 30, 1999 from $26.8 million for the three months ended June 30, 1998, an increase of $3.1 million, or 11.4%. Research and development expenses were $1.5 million, or 2.1% of net sales, for the three months ended June 30, 1999 as compared to $1.3 million, or 1.9% of net sales, for the three months ended June 30, 1998, an increase of $0.2 million. Selling expenses increased $2.0 million to $19.3 million, or 26.7% of net sales, for the three months ended June 30, 1999 from $17.3 million, or 24.6% of net sales, for the three months ended June 30, 1998 as a result of increases in variable expenses such as commissions and warranty, higher advertising expenses and increased footwear selling expenses. Shipping and warehousing expenses decreased to $1.6 million, or 2.2% of net sales for the three months ended June 30, 1999 from $1.8 million, or 2.6% of net sales for the comparable 1998 period due to positive results from various initiatives to reduce shipping costs. General and administrative expenses for the three months ended June 30, 1999 were $7.6 million, or 10.5% of net sales, compared to $6.4 million, or 9.2% of net sales, in the same period in 1998. For the three months ended June 30, 1998, general and administrative expenses included a $0.6 million non-recurring gain on the sale of certain assets.

Operating income

The Company's operating income decreased to $16.9 million for the three months ended June 30, 1999 from $18.6 million for the three months ended June 30, 1998, a decrease of $1.7 million, or 9.3%, over the same period in the previous year. As a percentage of net sales, operating income decreased to 23.4% for the three months ended June 30, 1999 from 26.6% for the three months ended June 30, 1998. This decrease in operating income as a percentage of net sales was primarily due to greater operating expenses associated with the Company's footwear line. Excluding the Company's footwear line, operating income would have been 26.2% as a percentage of net sales for the quarter ended June 30, 1999 compared to 27.8% for the comparable 1998 period.

Interest expense, net

The Company had net interest expense of $0.6 million for the three months ended June 30, 1999 as compared with net interest expense of $0.5 million in the comparable 1998 period.

Net income

The Company's net income decreased to $10.6 million for the three months ended June 30, 1999 from $11.2 million for the three months ended June 30, 1998, a decrease of $0.5 million, or 4.9%, over the comparable 1998 quarter. Net income reflects a reduction in the Company's tax rate to 35.0% in 1999 from 38.4% in 1998 resulting from the Company's international expansion and related tax planning initiatives.

Six Months Ended June 30, 1999 and 1998

Net sales

Net sales increased to $120.8 million for the six months ended June 30, 1999 from $111.0 million for the six months ended June 30, 1998, an increase of $9.8 million, or 8.8%. This increase was primarily the result of increased sales of Fives, a Wires, Minutes, Tens and Pro M-Frames and sales of new sunglass products introduced during 1999 offsetting the natural decline in sales of more mature products. New sunglasses launched during the six months ended June 30, 1999 were the X Metal(R) Juliet(TM) introduced in February 1999, new M-Frames and Zeros introduced in late May 1999 and the Double O introduced in June 1999. Increased sales in the Company's expanded prescription program and sales of the Company's polarized versions of selected sunglass lines also contributed to increased revenue. The Company's domestic sales increased 4.7% to $72.5 million from $69.3 million in the comparable 1998 period. Net sales to the Company's largest customer, Sunglass Hut, increased 2.2% during the six months ended June 30, 1999 over the comparable 1998 period. The Company's international sales increased 15.7% to $48.3 million for the six months ended June 30, 1999 from $41.7 million for the comparable period in 1998, principally as a result of increased sales in all direct operations, particularly Canada, Europe, United Kingdom, South Africa and Japan. Southeast Asia and Latin America sales represented 1.9% and 2.4%, respectively, of total net sales for the six months ended June 30, 1999. Footwear net sales were $0.7 million, or 0.6% of net sales, for the six months ended June 30, 1999. Sales of other product categories and sunglass accessories as a group increased 13.1% during the six months ended June 30, 1999 over the six months ended June 30, 1998 primarily due to increased sales in the Company's expanded apparel line and sales from the Company's new watch line, which more than offset reduced sales of sunglass accessories.

Gross profit

Gross profit increased to $75.5 million for the six months ended June 30, 1999 from $70.3 million for the six months ended June 30, 1998, an increase of $5.2 million, or 7.4%. As a percentage of net sales, gross profit decreased to 62.5% for the six months ended June 30, 1999 from 63.3% for the six months ended June 30, 1998. The decline in gross profit as a percentage of net sales is primarily attributable to the Company's continued footwear start-up costs.

Operating expenses

Operating expenses increased to $55.8 million for the six months ended June 30, 1999 from $49.2 million for the six months ended June 30, 1998, an increase of $6.6 million, or 13.5%. Increased variable expenses, higher footwear operating expenses, increased advertising expenses and incremental expenses due to the shift to direct operations in Canada contributed to the increase in operating expenses. Research and development expenses were $2.9 million, or 2.4% of net sales, for the six months ended June 30, 1999 as compared to $2.5 million, or 2.3% of net sales, for the six months ended June 30, 1998, an increase of $0.4 million. Selling expenses increased $4.1 million to $34.9 million, or 28.9% of net sales, for the six months ended June 30, 1999 from $30.8 million, or 27.7% of net sales, for the six months ended June 30, 1998 as a result of increases in variable expenses such as commissions and warranty, higher advertising expenses and increased footwear selling expenses. Shipping and warehousing expenses decreased to $2.8 million, or 2.3% of net sales for the six months ended June 30, 1999 from $3.2 million, or 2.9% of net sales for the comparable 1998 period due to positive results from various initiatives to reduce shipping costs. General and administrative expenses for the six months ended June 30, 1999 were $15.1 million, or 12.5% of net sales, compared to $12.6 million, or 11.4% of net sales, in the same period in 1998. This increase in general and administrative expenses was a result of increased personnel related costs and professional fees. For the six months ended June 30, 1999, general and administrative expense included a $0.6 million non-recurring gain from the sale of certain assets.

Operating income

The Company's operating income decreased to $19.7 million for the six months ended June 30, 1999 from $21.1 million for the six months ended June 30, 1998, a decrease of $1.4 million, or 7.0%, from the same period in the previous year. As a percentage of net sales, operating income decreased to 16.3% for the six months ended June 30, 1999 from 19.0% for the six months ended June 30, 1998. This decrease in operating income as a percentage of net sales was primarily due to greater operating expenses associated with the Company's footwear line. Excluding the Company's footwear line, the Company's operating income would have been 19.3% as a percentage of net sales for the six months ended June 30, 1999 compared to 20.0% for the comparable 1998 period.

Interest expense, net

The Company had net interest expense of $1.2 million for the six months ended June 30, 1999 as compared with net interest expense of $0.9 million in the comparable 1998 period.

Net income

The Company's net income decreased to $12.0 million for the six months ended June 30, 1999 from $12.5 million for the six months ended June 30, 1998, a decrease of $0.5 million, or 3.6%, over the comparable 1998 six month period. Net income reflects a reduction in the Company's tax rate to 35.0% in 1999 from 38.4% in 1998 resulting from the Company's international expansion and related tax planning initiatives.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $24.6 million for the six months ended June 30, 1999 and $20.0 million for the comparable period of 1998. At June 30, 1999, working capital was $60.1 million. Working capital may vary from time to time as a result of seasonality, new product introductions and changes in inventory levels. Accounts receivable increased to $41.7 million at June 30, 1999 from $33.9 million at December 31, 1998 and $35.8 million at June 30, 1998 primarily as a result of the extended terms associated with the Company's increased international business and the timing of new product introductions. Inventories were $32.6 million at June 30, 1999 compared to $35.5 million at December 31, 1998 and $32.4 million at June 30, 1998. Additionally, the Company has an unsecured line of credit of $50.0 million which matures August 2001. At June 30, 1999, the Company did not have any borrowings under such facility. The Company has a real estate term loan which matures September 2007. The term loan is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest base on LIBOR plus 1.00% (6.05% at June 30, 1999) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At June 30, 1999, the outstanding balance on the term loan was $20.1 million.

Capital expenditures, net of retirements, for the six months ended June 30, 1999 totaled $6.6 million. These expenditures were primarily attributable to the expansion of the Company's information technology capabilities, new in-store product displays and building improvements. At June 30, 1999, the Company had commitments of approximately $3.1 million for future capital purchases.

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

BACKLOG

Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and apparel and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At June 30, 1999, the Company had a backlog of $22.7 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $5.9 million as of such date.

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

STATE OF READINESS

The Company has completed its internal inventory and assessment and is currently in the remediation and testing phase. Critical information technology ("IT") systems, which include the Company's enterprisewide information system, time clocks, e-mail and phone systems, are stated Year 2000 compliant with testing of systems currently underway. The Company is currently implementing Year 2000 compliant solutions on its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/heating systems, fire suppression systems). All phases for IT and non-IT systems are targeted to be completed by August 1999.

The Company's Year 2000 Project Team is coordinating the global effort and monitoring progress of the Year 2000 readiness with respect to its subsidiaries. Assessment of each subsidiary's internal systems is in progress with key personnel at each subsidiary identified to locally manage the compliance project and collect local business partner compliance statements.

The Company has initiated communications with all of its key business partners to determine their extent and plans for Year 2000 compliance. As part of this process, the Company has requested written assurances from its key external business partners as to their Year 2000 readiness status and their plans to become Year 2000 compliant when necessary. As of June 30, 1999, the Company had received responses from a majority of its key business partners acknowledging their compliance or intent to comply with Year 2000 issues. This process is ongoing and is expected to continue throughout 1999.

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

         3. A portion of the supplier base experiences disruption. The Company has access to alternate suppliers for most of its raw materials in the event of disruption of the supply of material or resource. It is expected that the Company would source from alternates until the normal supplier comes back on line.

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

As more fully described in Note 5 to the Company's consolidated financial statements, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at June 30, 1999.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify in hedging relationships. For all instruments qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the outstanding foreign currency contracts outstanding at June 30, 1999:

                                            June 30, 1999
                            ----------------------------------------------
                            U.S. Dollar                           Fair
                            Equivalent        Maturity            Value
                           ------------       ---------        -----------
Forward Contracts:

   British pounds          $   756,341        Aug. 1999        $   800,000
   British pounds              449,185        Nov. 1999            475,000
   British pounds            2,490,400        Dec. 1999          2,603,700
   Canadian dollars          2,030,732        Sep. 1999          1,936,983
   Canadian dollars          1,624,585        Dec. 1999          1,550,287
   Japanese yen                627,684        Sep. 1999            662,309
   Japanese yen              1,783,944        Dec. 1999          1,882,353
   French francs             4,289,274        Sep. 1999          4,832,119
   French francs             3,784,653        Dec. 1999          4,268,564

Option Contracts:

   British pounds            1,531,469        Sep. 1999          1,591,440
   Japanese yen              1,684,836        Sep. 1999          1,420,217
   Japanese yen              1,742,649        Dec. 1999          1,468,950
   French francs               539,313        Sep. 1999            600,000
   French francs               471,899        Dec. 1999            525,000
                           -----------                         -----------
                           $23,806,964                         $24,616,922
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

Interest Rates - The Company's line of credit and long-term debt, with a total balance of $20.1 million outstanding at June 30, 1999, bear interest based on the bank's lending rate or LIBOR. In January 1999, the Company entered into an interest rate swap agreement, effective March 1, 1999, that eliminates the Company's risk of fluctuations in the variable rate of the long-term debt. Based on the weighted average interest rate on the line of credit during the three months ended June 30, 1999 of 6.33%, if interest rates on the line of credit were to increase by 10% and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $4,000 per year.

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

On July 7, 1999, the parties submitted to the Superior Court a stipulated request for dismissal without prejudice of the California Securities Actions. On July 26, 1999, the Superior Court entered a dismissal without prejudice of the California Securities Actions.

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

On July 10, 1998, the Company and defendants Mike Parnell, Link Newcomb and Jim Jannard filed motions to dismiss the Federal Securities Actions. Merrill Lynch and Alex. Brown also filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss filed by the Company and the other defendants. On March 3, 1999, the defendants filed answers to the consolidated amended complaints in the Federal Securities Actions. On April 2, 1999, plaintiffs filed motions for class certification in the Federal Securities Actions. On June 24, 1999, the parties submitted to the District Court stipulations and proposed orders for class certification in the Federal Securities Actions. On June 29, 1999, the District Court approved the stipulations and entered orders for class certification in the Federal Securities Actions.
Discovery in the Federal Securities Actions has commenced.

Although it is too soon to predict the outcome of the Federal Securities Actions with any certainty, based on its current knowledge of the facts, the Company believes that the plaintiffs' claims are without merit and intends to defend the Federal Securities Actions vigorously.

THE CALIFORNIA DERIVATIVE ACTION

The Company has been named as a nominal defendant in a putative derivative lawsuit against certain of its directors and officers filed in March 1997 in the Superior Court. The case is captioned Blackman v. James Jannard, Mike Parnell and Does 1 through 100, Case No. 777098 (filed March 27, 1997) (the "California Derivative Action").

In the California Derivative Action, the plaintiff, purporting to sue on behalf of the Company, alleges claims for breach of fiduciary duty, constructive fraud, unjust enrichment and violations of the insider trading provisions of the California Corporations Code. Like the California Securities Actions, the plaintiff's claims in the California Derivative Action are, among other things, based upon alleged material misstatements and omissions in certain of the Company's public statements and Securities and Exchange Commission filings regarding the Company, its operation and future prospects. After sustaining the defendants' demurrer to the plaintiff's second amended complaint, on February 4, 1998, the Superior Court entered a final order of dismissal of the California Derivative Action. On April 8, 1998, the plaintiff in the California Derivative Action filed a notice of appeal in the Superior Court. In March 1999, the parties to the California Derivative Action entered into a stipulation of settlement regarding derivative claims that is subject to approval by the California Court of Appeal, Fourth Appellate District (the "Court of Appeal"). Pursuant to the proposed settlement, a committee of independent members of Oakley's board of directors (the "Independent Committee"), comprised of non-employee directors Irene Miller and Orin Smith, investigated the allegations of insider trading asserted in the California Derivative Action against defendants James Jannard and Mike Parnell. The Independent Committee was assisted by counsel, Norman Blears, Esq. of the law firm of Heller, Ehrman, White & McAuliffe. The Independent Committee determined that the insider trading claims lacked merit and recommended to Oakley's board of directors that the action be dismissed and the claims against Messrs. Jannard and Parnell released in accordance with the terms of the proposed settlement. The Independent Committee also reported its findings and recommendations respecting the allegations of insider trading to plaintiff's counsel and a copy of its report was filed with the Court of Appeal.

On June 24, 1999, the Court of Appeal approved the settlement and entered a final judgment dismissing with prejudice the California Derivative Action and approving the Company's release of claims against Messrs. Jannard and Parnell. The settlement is not expected to have a material adverse effect on the Company.

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

(a)     The Registrant's Annual Meeting of Shareholders was held on June 11,
        1999.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect seven Directors. All such nominees were elected.

(c)     The matters voted at the meeting and the results were as follows:

        (1) To elect seven directors to serve as such until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

                                                         For         Withheld
                                                      ----------     --------
              Director #1 - Jim Jannard               66,116,087      200,366
              Director #2 - Mike Parnell              66,116,087      200,366
              Director #3 - William Schmidt           66,116,343      200,110
              Director #4 - Link Newcomb              66,116,343      200,110
              Director #5 - Irene Miller              66,115,243      201,210
              Director #6 - Orin Smith                66,115,243      201,210
              Director #7 - Michael Jordan            66,115,043      201,410


       (2) To consider and vote to approve amendments to the Oakley, Inc. 1995 Stock Incentive Plan, as amended, to (i) increase the number of shares reserved for issuance thereunder by 1,000,000 shares and
              (ii) qualify the 1995 Stock Incentive Plan for purposes of Sections 162(m) and 422 of the Internal Revenue Code of 1986, as amended.

                          For              Against           Abstain
                          ---              -------           -------
                      59,656,912          6,566,560           92,981


       (3) To consider and vote to approve the Oakley, Inc. Executive Officers Performance Bonus Plan, as amended, for purposes of
              Section 162(m) of the Internal Revenue Code of 1986, as amended.

                          For              Against           Abstain
                          ---              -------           -------
                      65,616,785           593,354           106,314


       (4) To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 1999.

                          For              Against           Abstain
                          ---              -------           -------
                      64,282,922          1,987,872           45,658

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

           3.1(1)  Articles of Incorporation of the Company

           3.2(3)  Amended and Restated Bylaws of the Company

           3.3(2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

           3.4(3)  Amendment No. 1 to Sections 1 and Sections 3a through 3f of
                   Article IV of the Amended and Restated Bylaws of Oakley, Inc.

          10.67(4) Employment Agreement, dated May 1, 1999, between William
                   Schmidt and Oakley, Inc.

          10.68(4) Amended and Restated Employment Agreement, dated May 1, 1999, between Link Newcomb and Oakley, Inc.

          10.69(4) Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

          10.70(4) Oakley, Inc. Amended and Restated Executive Officers
                   Performance Bonus Plan

          27.1(4)  Financial Data Schedule

-------------
(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed as Exhibit 10.66 to the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)   Filed herewith.

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Oakley, Inc.


/s/ William Schmidt                            August 11, 1999
----------------------------------
William Schmidt
Chief Executive Officer


/s/ Thomas George                               August 11, 1999
----------------------------------
Thomas George
Chief Financial Officer

                               INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                 DESCRIPTION
           -------                -----------
           3.1(1)  Articles of Incorporation of the Company

           3.2(3)  Amended and Restated Bylaws of the Company

           3.3(2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

           3.4(3)  Amendment No. 1 to Sections 1 and Sections 3a through 3f of
                   Article IV of the Amended and Restated Bylaws of Oakley, Inc.

          10.67(4) Employment Agreement, dated May 1, 1999, between William
                   Schmidt and Oakley, Inc.

          10.68(4) Amended and Restated Employment Agreement, dated May 1, 1999, between Link Newcomb and Oakley, Inc.

          10.69(4) Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

          10.70(4) Oakley, Inc. Amended and Restated Executive Officers
                   Performance Bonus Plan

          27.1(4)  Financial Data Schedule

-------------
(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed as Exhibit 10.66 to the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)   Filed herewith.