Form 10-Q
period 1999-09-30
OAKLEY INC
filed 1999-11-15
CIK 946356

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

   COMMON STOCK, PAR VALUE $.01 PER SHARE                    70,678,057 SHARES
                   (Class)                          (Outstanding on November 11, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  OAKLEY, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of September 30, 1999
   and December 31, 1998.................................................    3

Consolidated Statements of Income for the three- and nine-month
   periods ended September 30, 1999 and 1998.............................    4

Consolidated Statements of Comprehensive Income for the
   three- and nine-month periods ended September 30, 1999 and 1998.......    4

Consolidated Statements of Cash Flows for the nine-month periods
  ended September 30, 1999 and 1998......................................    5

Notes to Consolidated Financial Statements...............................  6-8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations.............................................. 9-14

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk......15-16

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings...............................................17-20

ITEM 2 - Changes in Securities and Use of Proceeds.......................   20

ITEM 3 - Defaults Upon Senior Securities.................................   20

ITEM 4 - Submission of Matters to a Vote of Security Holders.............   20

ITEM 5 - Other Information...............................................   20

ITEM 6 - Exhibits and Reports on Form 8-K................................   21

Signatures...............................................................   22

Exhibits.................................................................   23

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                                  OAKLEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                            September 30, 1999  December 31, 1998
                                                            ------------------  -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                  $      10,572         $   4,553
   Accounts receivable, less allowance for
     doubtful accounts of $585 (1999), $621 (1998)                   41,999            33,867
   Inventories, net (Note 2)                                         39,026            35,548
   Other receivables                                                  2,205             2,372
   Deferred income taxes                                              6,179             6,074
   Prepaid expenses and other                                         5,936             4,246
                                                              -------------         ---------
     Total current assets                                           105,917            86,660

Property and equipment, net                                         117,046           118,215
Deposits                                                              2,157             2,513
Other assets                                                         17,165            18,427
                                                              -------------         ---------

TOTAL ASSETS                                                  $     242,285         $ 225,815
                                                              =============         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit (Note 3)                                    $          --         $  13,300
   Accounts payable                                                  17,093            12,606
   Accrued expenses and other current liabilities                     9,395             6,646
   Accrued warranty                                                   4,443             4,420
   Income taxes payable                                               3,474             2,567
   Current portion of long-term debt (Note 3)                         1,519             1,519
                                                              -------------         ---------
       Total current liabilities                                     35,924            41,058

   Deferred income taxes                                              3,402             3,418
   Long-term debt, net of current maturities  (Note 3)               18,224            19,363

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
   Preferred stock, par value $.01 per share: 20,000,000
     shares authorized; no shares issued                                 --                --
   Common stock, par value $.01 per share: 200,000,000
     shares authorized; 70,678,000 shares
     issued and outstanding in 1999 and 1998                            707               707
   Additional paid-in capital                                        55,792            55,610
   Retained earnings                                                128,732           106,383
   Accumulated other comprehensive loss                                (496)             (724)
                                                              -------------         ---------
     Total shareholders' equity                                     184,735           161,976

                                                              -------------         ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                        $     242,285         $ 225,815
                                                              =============         =========

          See accompanying notes to consolidated financial statements.

                          OAKLEY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  Three Months ended                Nine Months ended
                                                                     September 30,                    September 30,
                                                             -----------------------------     -----------------------------
                                                                 1999             1998             1999             1998
                                                             ------------     ------------     ------------     ------------
Net sales                                                    $     70,819     $     67,263     $    191,616     $    178,293
Cost of goods sold                                                 26,692           25,360           72,032           66,111
                                                             ------------     ------------     ------------     ------------
     Gross profit                                                  44,127           41,903          119,584          112,182

Operating expenses:
     Research and development                                       1,737            1,288            4,682            3,800
     Selling                                                       17,600           18,428           52,541           49,184
     Shipping and warehousing                                       1,845            2,020            4,641            5,266
     General and administrative                                     6,707            6,293           21,829           18,930
                                                             ------------     ------------     ------------     ------------
           Total operating expenses                                27,889           28,029           83,693           77,180
                                                             ------------     ------------     ------------     ------------

Operating income                                                   16,238           13,874           35,891           35,002

Interest expense, net                                                 346              499            1,497            1,376
                                                             ------------     ------------     ------------     ------------
Income before provision for income taxes                           15,892           13,375           34,394           33,626
Provision for income taxes                                          5,570            5,136           12,045           12,912
                                                             ------------     ------------     ------------     ------------
Net income                                                   $     10,322     $      8,239     $     22,349     $     20,714
                                                             ============     ============     ============     ============

Basic net income per common share                            $       0.15     $       0.12     $       0.32     $       0.29
                                                             ============     ============     ============     ============
Basic weighted average common shares                           70,678,000       70,678,000       70,678,000       70,678,000
                                                             ============     ============     ============     ============

Diluted net income per common share                          $       0.15     $       0.12     $       0.32     $       0.29
                                                             ============     ============     ============     ============
Diluted weighted average common shares                         70,678,000       71,027,000       70,678,000       70,960,000
                                                             ============     ============     ============     ============


          See accompanying notes to consolidated financial statements.


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  Three Months ended                Nine Months ended
                                                                     September 30,                    September 30,
                                                             -----------------------------     -----------------------------
                                                                 1999             1998             1999             1998
                                                             ------------     ------------     ------------     ------------
Net income                                                   $     10,322     $      8,239     $     22,349     $     20,714

Other comprehensive (loss) income, before tax:
     Transition adjustment related to the
         adoption of SFAS 133                                          --               --             (103)              --
     Net unrealized (loss) gain on derivative instruments          (1,326)              --              853               --
     Foreign currency translation adjustment                          525             (637)            (522)              78
                                                             ------------     ------------     ------------     ------------
     Other comprehensive (loss) income, before tax                   (801)            (637)             228               78
         Income tax related to items of
         other comprehensive income                                   280              245              (80)             (30)
                                                             ------------     ------------     ------------     ------------
     Other comprehensive (loss) income, net of tax                   (521)            (392)             148               48
                                                             ------------     ------------     ------------     ------------

Comprehensive income                                         $      9,801     $      7,847     $     22,497     $     20,762
                                                             ============     ============     ============     ============


          See accompanying notes to consolidated financial statements.

                                  OAKLEY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    Nine Months ended September 30,
                                                    -------------------------------
                                                          1999         1998
                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                          $ 22,349     $ 20,714
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                       14,247       12,071
      Compensatory stock options                             182           75
      Gain on disposition of equipment                       (18)        (613)
      Deferred income taxes                                 (121)          --
      Changes in assets and liabilities, net of
       effects of business acquisitions:
          Accounts receivable                             (8,325)     (16,973)
          Inventories                                     (3,992)      (8,272)
          Other receivables                                  200         (422)
          Prepaid expenses and other                        (930)        (444)
          Accounts payable                                 4,660        7,418
          Accrued expenses, other current
           liabilities and accrued warranty                2,996        3,533
          Income taxes payable                               921        2,435
                                                        --------     --------

      Net cash provided by operating activities           32,169       19,522

CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits                                               362          (80)
      Acquisitions of property and equipment             (12,319)     (24,060)
      Proceeds from sale of property and equipment           496          811
      Other assets                                           (66)      (7,321)
                                                        --------     --------

      Net cash used in investing activities              (11,527)     (30,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank borrowings                       54,700       78,150
      Repayments of bank borrowings                      (69,139)     (66,089)
      Net proceeds from issuance of common shares             --          261
                                                        --------     --------

      Net cash used in financing activities              (14,439)      12,322

Effect of exchange rate changes on cash                     (184)         405

Net increase (decrease) in cash and cash equivalents       6,019        1,599
Cash and cash equivalents, beginning of period             4,553        2,657
                                                        --------     --------

Cash and cash equivalents, end of period                $ 10,572     $  4,256
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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of September 30, 1999 and December 31, 1998, the consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the entire year ending December 31, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                               September 30, 1999        December 31, 1998
                               ------------------        -----------------
          Raw Materials           $15,278,000               $15,316,000
          Finished Goods           23,748,000                20,232,000
                                  -----------               -----------
                                  $39,026,000               $35,548,000
                                  ===========               ===========


NOTE 3 - FINANCING ARRANGEMENTS

Line of credit - The Company has a $50.0 million unsecured line of credit with a bank syndicate which bears interest at either the bank's prime lending rate (8.25% at September 30, 1999) or LIBOR plus 0.75% (6.08% at September 30, 1999), as defined in the credit agreement, and matures August 2001. At September 30, 1999, the Company did not have any borrowings under this credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 1999, the Company was in compliance with all restrictive covenants and financial ratios.

Long-term debt - The Company has a real estate term loan which is due September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (6.05% at September 30, 1999) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At September 30, 1999, the outstanding balance under the term loan was $19.7 million.

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

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has entered into an interest rate swap agreement. At September 30, 1999, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that, assuming exchange rates at September 30, 1999 remain constant, are expected to result in reclassifications of $0.9 million of gains to earnings over the next fifteen months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

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

The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three- and nine-months ended September 30, 1999, the Company reclassified into earnings a net gain of $407,000 and $1,098,000, respectively, resulting from the expiration, sale, termination or exercise of foreign exchange contracts.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and nine months ended September 30, 1999, the diluted weighted average common shares outstanding did not include any dilutive options while for the three and nine months ended September 30, 1998 the diluted weighted average common shares outstanding included 349,000 and 282,000, respectively, of dilutive stock options.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

Net sales

Net sales increased to $70.8 million for the three months ended September 30, 1999 from $67.3 million for the three months ended September 30, 1998, an increase of $3.5 million, or 5.3%. This increase was primarily the result of increased sales of the Company's prescription eyewear, apparel, watch and footwear lines which were partially offset by a decline in sunglass sales. Gross sunglass revenue represented 70.3% of gross sales for the quarter ended September 30, 1999, down from 75.0% of gross sales for the quarter ended September 30, 1998, primarily as a result of a decline in sales to Sunglass Hut, the Company's largest customer. Revenue from new sunglass products introduced by the Company in 1999, including the Juliet(TM), the new Zero(R), M Frame(R) and Eye Jacket(R) and the new OO(TM) ("Double O") line, contributed over 30% of the Company's total gross sunglass revenue for the quarter ended September 30, 1999. The Company's net sales in the United States decreased 3.2% to $37.3 million for the three months ended September 30, 1999 from $38.5 million in the comparable 1998 period principally as a result of a 27.9% decrease in net sales to Sunglass Hut. This decrease was a result, in part, of Sunglass Hut's decision to delay shipment of certain new products until the latter part of the 1999 third quarter, in order to deplete its inventories of older styles. Sales to the Company's other U.S. retail customers increased 10.0% over the comparable 1998 period, offsetting a substantial portion of the Sunglass Hut decline in sales. The Company's international sales increased 16.7% to $33.5 million for the three months ended September 30, 1999 from $28.7 million for the comparable period in 1998, principally as a result of increased sales from direct operations, particularly in continental Europe, United Kingdom, Canada, Japan and South Africa, partially offset by a slight decline in sales to independent distributors. Footwear net sales were $1.4 million, or 1.9% of net sales, for the quarter ended September 30, 1999. As a group, gross sales of goggles, apparel, watches and sunglass accessories increased 14.6%, or $2.4 million, during the quarter ended September 30, 1999 over the quarter ended September 30, 1998 primarily due to increased sales in the Company's expanded apparel line, sunglass accessories and new watch line.

Gross profit

Gross profit increased to $44.1 million for the three months ended September 30, 1999 from $41.9 million for the three months ended September 30, 1998, an increase of $2.2 million, or 5.3%. As a percentage of net sales, gross profit remained constant at 62.3% for the three months ended September 30, 1999 and 1998. Excluding the impact of footwear, gross profit for the three months ended September 30, 1999 increased to $44.9 million compared to $43.1 million for the three months ended September 30, 1998.

Operating expenses

Operating expenses decreased to $27.9 million for the three months ended September 30, 1999 from $28.0 million for the three months ended September 30, 1998, a decrease of $0.1 million, or 0.5%. Research and development expenses were $1.7 million, or 2.5% of net sales, for the three months ended September 30, 1999 as compared to $1.3 million, or 1.9% of net sales, for the three months ended September 30, 1998, an increase of $0.4 million due to increased new product development efforts.

Selling expenses decreased $0.8 million to $17.6 million, or 24.9% of net sales, for the three months ended September 30, 1999 from $18.4 million, or 27.3% of net sales, for the three months ended September 30, 1998 as a result of decreased warranty costs attributable to certain process improvements. Shipping and warehousing expenses decreased to $1.8 million, or 2.6% of net sales, for the three months ended September 30, 1999 from $2.0 million, or 3.0 % of net sales, for the comparable 1998 period due to positive results from various initiatives to reduce shipping costs implemented during the early part of 1999. General and administrative expenses for the three months ended September 30, 1999 were $6.7 million, or 9.5% of net sales, compared to $6.3 million, or 9.4% of net sales, in the same period in 1998.

Operating income

The Company's operating income increased to $16.2 million for the three months ended September 30, 1999 from $13.9 million for the three months ended September 30, 1998, an increase of $2.3 million, or 17.0%, over the same period in the previous year. As a percentage of net sales, operating income increased to 22.9% for the three months ended September 30, 1999 from 20.6% for the three months ended September 30, 1998. This increase in operating income as a percentage of net sales is due to a decrease in operating expenses, particularly lower selling and shipping and warehousing expenses. Excluding the Company's footwear line, operating income as a percentage of net sales for the quarter ended September 30, 1999 increased to 25.8% compared to 23.5% for the comparable 1998 period.

Interest expense, net

The Company had net interest expense of $0.3 million for the three months ended September 30, 1999 as compared with net interest expense of $0.5 million in the comparable 1998 period due to lower average balances on the Company's revolving line of credit.

Net income

The Company's net income increased to $10.3 million for the three months ended September 30, 1999 from $8.2 million for the three months ended September 30, 1998, an increase of $2.1 million, or 25.3%, over the comparable 1998 quarter. Net income reflects a reduction in the Company's tax rate to 35.0% in 1999 from 38.4% in 1998 resulting from the Company's international expansion and related tax planning initiatives.

Nine Months Ended September 30, 1999 and 1998

Net sales

Net sales increased to $191.6 million for the nine months ended September 30, 1999 from $178.3 million for the nine months ended September 30, 1998, an increase of $13.3 million, or 7.5%. This increase was primarily the result of increased sales of a Wires, Minutes, Pro M-Frames and Tens and sales of new sunglass products introduced during 1999 offsetting the natural decline in sales of more mature products. Revenue from new sunglasses launched during the nine months ended September 30, 1999, the X Metal(R) Juliet introduced in February 1999, new M-Frames and Zeros introduced in late May 1999, the Double O introduced in June 1999 and new Eye Jacket introduced in August 1999, contributed approximately 17% to the Company's total gross sunglass revenue. Sales from the Company's expanded prescription program and sales of the Company's polarized versions of selected sunglass lines contributed $4.6 million to increased revenue. The Company's net sales in the United States increased 1.9% to $109.8 million from $107.8 million in the comparable 1998 period. Net sales to the Company's largest customer, Sunglass Hut, decreased 7.2% during the nine months ended September 30, 1999 over the comparable 1998 period due to slower third quarter sales as described above. Sales to the Company's other U.S. retail customers increased 7.9% over the comparable 1998 period, contributing to the increase in U.S. sales. The Company's international sales increased 16.1% to $81.8 million for the nine months ended September 30, 1999 from $70.5 million for the comparable period in 1998, principally as a result of increased sales in all direct operations, particularly continental Europe, United Kingdom, Canada, South Africa and Japan, offset by a slight decline in sales to independent distributors. Footwear net sales were $2.1 million, or 1.1% of net sales, for the nine months ended September 30, 1999. As a group, gross sales of goggles, apparel, watches and sunglass accessories increased 13.8% during the nine months ended September 30, 1999 over the comparable 1998 period primarily due to increased sales in the Company's expanded apparel line and new watch line.

Gross profit

Gross profit increased to $119.6 million for the nine months ended September 30, 1999 from $112.2 million for the nine months ended September 30, 1998, an increase of $7.4 million, or 6.6%. As a percentage of net sales, gross profit decreased to 62.4% for the nine months ended September 30, 1999 from 62.9% for the nine months ended September 30, 1998. The decline in gross profit as a percentage of net sales is primarily attributable to the Company's footwear start-up costs. Excluding the impact of footwear, gross profit for the nine months ended September 30, 1999 increased to 64.4% compared to 64.1% for the nine months ended September 30, 1998.

Operating expenses

Operating expenses increased to $83.7 million for the nine months ended September 30, 1999 from $77.2 million for the nine months ended September 30, 1998, an increase of $6.5 million, or 8.4%. Increased personnel related costs, variable expenses such as commissions, higher footwear operating expenses, increased advertising expenses and incremental expenses due to the shift to direct operations in Canada contributed to the increase in operating expenses. Research and development expenses were $4.7 million, or 2.4% of net sales, for the nine months ended September 30, 1999 as compared to $3.8 million, or 2.1% of net sales, for the nine months ended September 30, 1998, an increase of $0.9 million due to increased new product development efforts. Selling expenses increased $3.3 million to $52.5 million, or 27.4% of net sales, for the nine months ended September 30, 1999 from $49.2 million, or 27.6% of net sales, for the nine months ended September 30, 1998 as a result of increases in variable expenses such as commissions, higher advertising expenses and increased footwear selling expenses, offset by reduced warranty costs attributable to certain process improvements. Shipping and warehousing expenses decreased to $4.6 million, or 2.4% of net sales for the nine months ended September 30, 1999 from $5.3 million, or 3.0% of net sales for the comparable 1998 period due to positive results from various initiatives to reduce shipping costs. General and administrative expenses for the nine months ended September 30, 1999 increased to $21.8 million, or 11.4% of net sales, compared to $18.9 million, or 10.6% of net sales, in the same period in 1998. This increase in general and administrative expenses is primarily due to increased personnel costs and related expenses and higher professional fees. For the nine months ended September 30, 1998, general and administrative expenses included a $0.6 million non-recurring gain from the sale of certain assets.

Operating income

The Company's operating income increased to $35.9 million for the nine months ended September 30, 1999 from $35.0 million for the nine months ended September 30, 1998, an increase of $0.9 million, or 2.5%, from the same period in the previous year. As a percentage of net sales, operating income decreased to 18.7% for the nine months ended September 30, 1999 from 19.6% for the nine months ended September 30, 1998. This decrease in operating income as a percentage of net sales was primarily due to greater operating expenses associated with the Company's footwear line. Excluding the Company's footwear line, the Company's operating income as a percentage of net sales for the nine months ended September 30, 1999 increased to 21.7% compared to 21.3% for the comparable 1998 period.

Interest expense, net

The Company had net interest expense of $1.5 million for the nine months ended September 30, 1999 as compared with net interest expense of $1.4 million in the comparable 1998 period.

Net income

The Company's net income increased to $22.3 million for the nine months ended September 30, 1999 from $20.7 million for the nine months ended September 30, 1998, an increase of $1.6 million, or 7.9%, over the comparable 1998 nine month period. Net income reflects a reduction in the Company's tax rate to 35.0% in 1999 from 38.4% in 1998 resulting from the Company's international expansion and related tax planning initiatives.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $32.2 million for the nine months ended September 30, 1999 and $19.5 million for the comparable period of 1998. At September 30, 1999, working capital was $70.0 million. Working capital may vary from time to time as a result of seasonality, new product introductions and changes in inventory levels. Accounts receivable were $42.0 million at September 30, 1999 as compared to $33.9 million at December 31, 1998 and $41.1 million at September 30, 1998. The increase in accounts receivable from December 31, 1998 was expected because the Company's third quarter business has a higher concentration of revenue from product categories, such as goggles and apparel, which carry extended terms. Inventories were $39.0 million at September 30, 1999 compared to $35.5 million at December 31, 1998 and $34.5 million at September 30, 1998. The higher inventory level is the result of an increase inventory investment overseas to accommodate the Company's international expansion. In addition, the Company has increased its inventory levels for longer lead time products to minimize the risk of lost revenue and to improve order fulfillment rates. The Company has an unsecured line of credit of $50.0 million which matures August 2001. At September 30, 1999, the Company did not have any borrowings under such facility. The Company has a real estate term loan which matures September 2007. The term loan is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (6.05% at September 30, 1999) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the term loan at 6.31%. At September 30, 1999, the outstanding balance on the term loan was $19.7 million.

Capital expenditures, net of retirements, for the nine months ended September 30, 1999 totaled $11.8 million. These expenditures were primarily attributable to new product production tooling, production equipment, building improvements, the expansion of the Company's information technology capabilities and new in-store product displays. At September 30, 1999, the Company had commitments of approximately $1.8 million for future capital purchases.

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

BACKLOG

Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles and apparel and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At September 30, 1999, the Company had a backlog of $14.2 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $7.0 million as of such date.

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

STATE OF READINESS

The Company has completed its internal inventory and assessment and is currently in the remediation and testing phase. Critical information technology ("IT") systems, which include the Company's enterprisewide information system, time clocks, e-mail and phone systems, are stated Year 2000 compliant and have been tested for compliance. The Company is currently implementing Year 2000 compliant solutions on its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/heating systems, fire suppression systems). All phases for IT and non-IT systems are targeted to be completed by November 1999 with ongoing testing to continue through the end of 1999.

The Company's Year 2000 Project Team is coordinating the global effort and monitoring progress of the Year 2000 readiness with respect to its subsidiaries. Assessment of each subsidiary's internal systems is in progress with key personnel at each subsidiary identified to locally manage the compliance project and collect local business partner compliance statements.

The Company has initiated communications with all of its key business partners to determine their extent and plans for Year 2000 compliance. As part of this process, the Company has requested written assurances from its key external business partners as to their Year 2000 readiness status and their plans to become Year 2000 compliant when necessary. As of September 30, 1999, the Company had received responses from a majority of its key business partners acknowledging their compliance or intent to comply with Year 2000 issues. This process is ongoing and is expected to continue throughout 1999.

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

As more fully described in Note 5 to the Company's consolidated financial statements, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at September 30, 1999.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS 133. For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the outstanding foreign currency contracts outstanding at September 30, 1999:

                                                  September 30, 1999
                                   ----------------------------------------------
                                   U.S. Dollar                           Fair
                                    Equivalent         Maturity          Value
                                   ------------        ---------      -----------
        Forward Contracts:
        ------------------
            British pounds         $    468,482        Nov. 1999      $   475,000
            British pounds            1,008,998        Mar. 2000        1,000,355
            British pounds            2,184,242        Jun. 2000        2,165,001
            British pounds            4,091,956        Sep. 2000        4,052,180
            British pounds            3,254,142        Dec. 2000        3,219,347
            Canadian dollars          1,635,212        Dec. 1999        1,550,287
            Canadian dollars          1,246,849        Mar. 2000        1,208,639
            Canadian dollars            825,100        Mar. 2000          818,741
            Canadian dollars          1,796,007        Jun. 2000        1,783,491
            Canadian dollars          2,531,853        Sep. 2000        2,516,763
            Canadian dollars          1,515,296        Dec. 2000        1,507,286
            Japanese yen              2,040,624        Dec. 1999        1,882,353
            Japanese yen                255,078        Mar. 2000          240,214
            Japanese yen                803,023        Jun. 2000          766,940
            Japanese yen                982,522        Sep. 2000          951,510
            Japanese yen              2,683,042        Dec. 2000        2,635,731
            French francs             3,894,397        Dec. 1999        4,268,564

        Option Contracts:
        -----------------
            British pounds            2,597,388        Dec. 1999        2,603,700
            Japanese yen              1,993,387        Dec. 1999        1,468,950
            French francs               485,583        Dec. 1999          525,000
                                  -------------                       -----------
                                  $  36,293,181                       $35,640,052
                                  =============                       ===========

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

Interest Rates - The Company's line of credit and long-term debt, with a total balance of $19.7 million outstanding at September 30, 1999, bear interest based on the bank's lending rate or LIBOR. In January 1999, the Company entered into an interest rate swap agreement, effective March 1, 1999, that eliminates the Company's risk of fluctuations in the variable rate of the long-term debt. During the quarter ended September 30, 1999, the Company's line of credit borrowings incurred interest based on the bank's reference rate. Based on the weighted average interest rate on the line of credit of 8.15% during the three months ended September 30, 1999, if interest rates on the line of credit were to increase by 10% and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $5,000 per year.

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

                  None

ITEM 3.   Defaults Upon Senior Securities

                  None

ITEM 4.   Submission of Matters to a Vote of Security-Holders

                  None

ITEM 5.   Other Information

RECENT DEVELOPMENTS

On October 7, 1999, the Company's founder and Chairman, Jim Jannard, assumed the position of Chief Executive Officer, succeeding Bill Schmidt who resigned on October 6, 1999 as the Company's Chief Executive Officer and as a board member.

On October 20, 1999, the Company announced its plans to restructure and refocus its footwear business. As a strategic response to continued net operating losses in its footwear business, the Company plans to reduce its in-house manufacturing investment to the capacity necessary to fulfill outstanding retailer orders for current and selected future footwear styles, create development prototypes and production samples for all future styles, fulfill consumer-direct on-line orders as demand warrants and will seek to establish relationships with select manufacturers for component and complete-unit production.

As part of the restructuring plan, the Company expects to record an after-tax charge of between approximately $7 million and $10 million, or $0.10 to $0.14 per share, in the fourth quarter ending December 31, 1999. The amount includes the disposal of the Company's excess footwear manufacturing equipment, write-down of footwear inventory and raw materials and other charges incidental to the restructuring.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

          3.1 (1)  Articles of Incorporation of the Company

          3.2 (3)  Amended and Restated Bylaws of the Company

          3.3 (2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

          3.4 (3)  Amendment No. 1 to Sections 1 and Sections 3a through 3f of
                   Article IV of the Amended and Restated Bylaws of Oakley, Inc.

         27.1 (4)  Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed as Exhibit 10.66 to the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)      Filed herewith.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Oakley, Inc.


/s/ James Jannard                        November 11, 1999
---------------------------
James Jannard
Chief Executive Officer


/s/ Thomas George                        November 11, 1999
---------------------------
Thomas George
Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Index                       Description
-----                       -----------
 3.1 (1)    Articles of Incorporation of the Company

 3.2 (3)    Amended and Restated Bylaws of the Company

 3.3 (2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

 3.4 (3)    Amendment No. 1 to Sections 1 and Sections 3a through 3f of
            Article IV of the Amended and Restated Bylaws of Oakley, Inc.

27.1 (4)    Financial Data Schedule

----------

(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed as Exhibit 10.66 to the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)      Filed herewith.