Form 10-K
period 1999-12-31
OAKLEY INC
filed 2000-03-30
CIK 946356

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 951-0991

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                -----------------------------------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE                NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 20, 2000: $196,678,916.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business on March 20, 2000: 69,554,157 shares.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the registrant's 2000 Annual Shareholders Meeting are incorporated by reference into Part III herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  OAKLEY, INC.
                                TABLE OF CONTENTS



PART I

ITEM 1.   BUSINESS

ITEM 2.   PROPERTIES

ITEM 3.   LEGAL PROCEEDINGS

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

ITEM 6.   SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PART I

ITEM 1.   BUSINESS


GENERAL

Oakley, Inc. (referenced here as the "Company" or "Oakley") is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation that commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Its designs and innovations are protected by more than 520 legal patents worldwide.


FORWARD-LOOKING STATEMENTS

When used in this document, the words "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "predicts," "will" or the negative thereof and similar expressions are intended to identify, in certain circumstances, forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including risks related to the dependence on sales to Sunglass Hut; the acceptance in the marketplace of new products; the ability to source raw materials at prices favorable to the Company; the ability to develop and introduce innovative products; currency fluctuations; and other risks outlined in this report and in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. In addition, the success of any new product line depends on various factors, including product demand, production capacity and the availability of raw materials and critical manufacturing equipment. Other factors and assumptions are involved in preparing forward-looking information related to product development and introduction. The uncertainty associated with all these factors, and any change in such factors from the Company's expectations, could result in cost increases, delays, or cancellations of such new products, and may also cause actual results to differ materially from those projected. these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements.


PRODUCT LINE AND BRAND EXTENSION

Oakley intends to introduce product line extensions and new product lines in the future and develop innovations targeted to attract additional consumers and will support efforts to further diversify the Company as a global brand. To take advantage of unique opportunities, the Company may, from time to time, manufacture private-label or other sunglasses for other companies. The Company intends to market and sell sunglasses under brand names other than "Oakley." In addition, the Company has licensed, and may determine to further license, its intellectual property rights to others in optical or other industries.

To date, the Company has designed its footwear, watch, apparel and other accessories using its own resources in order to preserve brand image, which the Company believes will bring greater respect and demand for Oakley's products over the long term. The Company may, in the future, consider the pursuit of additional brand extensions.


PRODUCT DESIGN AND DEVELOPMENT

At its core, Oakley is a technology company, in business to seek out problems with existing consumer products and solve them in ways that redefine product categories. The foundation of the Company is built on three fundamental precepts: Find opportunity. Solve with technology. Wrap in art.

State-of-the-art technology maintains efficiency, precision and speed in the Company's product development cycle. Stereolithographic computer modeling is combined with CAD/CAM liquid-laser prototyping to create fully detailed, wearable prototypes of eyewear, footwear and accessories. Rapid iteration of working models allows for extensive design testing before final production. After the development stage is complete, the finalized sculpture can be used directly in preparation of production tooling. Utilizing these processes, the Company is capable of introducing new eyewear product lines within four months of initial concept.

The Company's products undergo extensive testing throughout development. The American National Standards Institute (ANSI) has established specific testing criteria for eyewear. Known as Z87.1, these tests analyze product safety and provide quantitative measure of optical quality. The Company conducts ANSI tests at its own facilities on a regular basis, and all eyewear products meet or exceed ANSI Z87.1 standards. In addition, the Company performs a broad range of eyewear durability testing that includes extremes of UV, heat, condensation and humidity. With strict guidelines from the American Society for Testing and Materials (ASTM) and other industry authorities, Oakley footwear and apparel are tested to ensure quality, performance and durability. Abrasion tests are performed on the outsole and shoe upper, and on clothing that utilizes rubber compounds in high-abrasion areas. Analyses of the traction performance of outsoles, the bond strength between shoe components and the breathability of textiles are also performed.


EYEWEAR - TECHNOLOGY

Among the Company's most important patents are those which guard its achievements in toroidal single-lens geometry and the associated manufacturing techniques, dual-spherical lens technology and the associated optical advances, and innovations in frame design and functionality. The proprietary technologies employed in lens cutting, etching and coating, as well as the Company's significant investments in specialized equipment, are matched with exclusive formulations of production materials to produce the superior optical quality, safety and performance of Oakley eyewear.

Oakley's patented XYZ Optics(R) represents a major breakthrough in lens technology. Precise geometric orientation provides optical correction on three axes, not just two. The resulting lens allows light to be received over essentially the full angular range of vision while minimizing distortion caused by disparate refraction along that range -- an advance that increases clarity for all angles of view. This allows for wrapped, raked-back lens configurations that enhance peripheral vision and protection against sun, wind and side impact.

High-performance sports application eyewear featuring Oakley's patented POLARIC ELLIPSOID(TM) lens geometry (M Frame(R), Pro M Frame(R), Zeroes(R) and A Frame(TM) goggle) have demonstrated superior optical clarity when compared to similar products of principal competitors. Developed specifically for toroidal lenses (which use different measurements for top-to-bottom vs. side-to-side curvature), this proprietary geometry allows the Company to produce single-lens sports shields that provide enhanced coverage and protection while reducing distortion at all angles of vision.

Plutonite(R) lens material and Iridium(R) lens coatings are among the Company's most prominent advances in eyewear. Plutonite is a proprietary material used to produce lenses of exceptional optical clarity. The material inherently blocks 100% of all UVA, UVB, UVC and harmful blue light. Rendered in lenses of extremely high durability and low weight, it offers superior impact protection. Iridium is a metallic oxide that improves contrast by allowing the wearer to tune transmission (and thereby enhance perception of detail) for any given light condition. The coating has become very popular for eyewear used in demanding sports such as skiing and cycling, and in high altitude use.

The distinctive hues of Oakley lenses add to their popularity in the recreational sunglass market. By offering interchangeable lenses and other components in various colors and shapes, the Company has created a market for replacement parts. Depending on the sunglass, an Oakley customer may have several lenses for different light conditions and several nosepieces and earpieces in a range of colors for variety.

The Company has applied prescription lens technology to all its frame models. Oakley Rx is an adaptive geometry that utilizes computer modeling to reconfigure the contours of corrective lenses, shaping them to the wrapped curvature of the Company's frames. Custom grinding and specialized equipment for cutting and edging give Oakley proprietary control of this precision lens tailoring. The Company's proprietary prescription lenses can be made to fit any brand of ophthalmic frame, regardless of model or manufacturer. Options that include polarization and clear lenses with anti-reflective coating offer customers added incentive to select Oakley Rx prescription lenses.


EYEWEAR - PRODUCTS

During the past year, the Company expanded its X Metal(R) line, a family of eyewear named for a proprietary metal blend that exhibits an extraordinary strength-to-weight ratio. The frames are created with a unique metallurgical process and are designed to utilize breakthroughs in architectural mechanics. Juliet(TM) joined the initial X Metal(R) releases, Romeo(TM) and Mars(TM), in early 1999. Introduced later in the year, X Metal(R) XX further expanded this branch of performance eyewear, a product line that can rightfully claim to be the only 3-D sculptured, hypoallergenic, all-metal frames on earth.

Additional new eyewear products were introduced during 1999. The reengineered O Frame(R) Snow Goggle represents the rebirth of a 20-year legacy. Zeros(R), a style of ultra-lightweight eyewear favored in sports applications, was redesigned and joined by a new golf-specific model. Enhanced aesthetics and key advances in frame technology led to new releases during 1999 of Straight Jackets(R), Eye Jackets(R), and the Company's popular M Frame(R). Two entirely new lines of eyewear reached the market during 1999. OO(TM) ("double-O") was inspired by the styling eye of Oakley Board Member Michael Jordan. Available in two distinctive lens shapes, the new eyewear represents a departure from the Company's traditional geometries of wrapped, raked-back frames and is thereby intended to address previously untapped markets. The second new line, Racing Jackets(TM), features a unique sculpt of defogging vents in a lightweight, hingeless frame.

The Company's eyewear products are listed below:

FROGSKINS(R)              DATE INTRODUCED                     U.S. SUGGESTED RETAIL PRICE
------------              ---------------                     ---------------------------
Frogskins(R)              December 1996                       $60-120
Fives(TM)                 April 1997                          $60-120
Tens(TM)                  August 1998                         $75-145

JACKETS(R)                DATE INTRODUCED                     U.S. SUGGESTED RETAIL PRICE
----------                ---------------                     ---------------------------
Minute(TM)                May 1998                            $80-150
Moon(TM)                  July 1998                           $100-130
Eye Jacket(R)             Late 1994 (updated August 1999)     $80-150
Racing Jacket(R)          January 1998                        $125-150
Topcoat(R)                August 1997                         $100-130
Trenchcoat(R)             Late 1995                           $90-100
Straight Jacket(R)        May 1996 (updated November 1999)    $95-150

M FRAMES(R)               DATE INTRODUCED                     U.S. SUGGESTED RETAIL PRICE
-----------               ---------------                     ---------------------------
M Frame(R)                Late 1989 (updated May 1999)        $100-170
Pro M Frame(R)            October 1996                        $100-140

ZEROS(R)                  DATE INTRODUCED                     U.S. SUGGESTED RETAIL PRICE
--------                  ---------------                     ---------------------------
Zeros(R)                  Late 1993 (updated May 1999)        $95-125

OO(TM)                    DATE INTRODUCED                     U.S. SUGGESTED RETAIL PRICE
------                    ---------------                     ---------------------------
OO(TM)                    June 1999                           $170-190

WIRES                     DATE INTRODUCED                     U.S. SUGGESTED RETAIL PRICE
-----                     ---------------                     ---------------------------
E Wire(TM)                October 1993 (updated May 1999)     $135
T Wire(TM)                August 1994 (updated May 1999)      $225
Square Wire(R)            June 1996 (updated May 1999)        $135-190
A Wire(TM)                May 1998                            $125-190

X METAL(R)                DATE INTRODUCED                     U.S. SUGGESTED RETAIL PRICE
----------                ---------------                     ---------------------------
Romeo(R)                  February 1997                       $250
Mars(TM)                  March 1998                          $265-315
Juliet(TM)                February 1999                       $250
XX(TM)                    December 1999                       $250-325

GOGGLES                   DATE INTRODUCED                     U.S. SUGGESTED RETAIL PRICE
-------                   ---------------                     ---------------------------
Motocross                 1980                                $26-56.50
Ski                       1983                                $25-120
H20                       1990                                $28-61



FACE SHIELDS

In June 1997, Oakley acquired One Xcel, Inc., a company that designs, markets and distributes the only optically-correct protective face shield available for use with sports helmets. Oakley continues to maintain a licensing relationship with the National Hockey League (NHL) for this product line.


FOOTWEAR

The Company's first model in its performance footwear line was introduced in June 1998. With the goal of reinventing the concept of performance footwear, the Company utilized materials that have never before been applied in the industry. Vulcanized rubber was discarded for a unique synthetic, a composite of Kevlar(R) and Oakley Unobtainium(R) that parallels the traction technology of racing tires. A breathable lattice of high-tenacity O Matter was interwoven with Kevlar(R) for the shoe upper, and breakthroughs such as three-point triangulated sole geometry and independent torsion response were added to enhance performance.

Two new footwear styles were released during 1999. ShoeTwo(TM) and ShoeThree(TM) are the product of Computer Assisted Design/Computer Assisted Manufacturing (CAD/CAM) engineering. Computer mastering of outsole and midsole components allowed the Company to translate 3-D digital information directly to production tools, maximizing precision and fidelity. Carefully selected for durability and comfort, footwear materials include water-wicking synthetics for comprehensive moisture control and high-grade urethane for insoles with superior shape retention and shock absorption. The ergonomic designs are engineered to maximize performance and are styled with aesthetics that equal the Company's groundbreaking eyewear creations. The Company's current footwear products are listed below:

Kevlar(R) is a registered trademark of DuPont.

    FOOTWEAR               DATE INTRODUCED           U.S. SUGGESTED RETAIL PRICE
    --------               ---------------           ---------------------------
    O Shoe                 June 1998                 $125
    ShoeTwo                June 1999                 $90
    ShoeThree              November 1999             $99


WATCHES

The Company's Time Bomb(TM) wristwatch features World Movement(TM), the culmination of advances in gearing, bearings and microcircuitry from around the globe. The product combines digital quartz accuracy with an intuitive analog design. It includes a new Oakley invention, a precision flywheel mechanism called the O Engine(TM) which operates an Inertial Generator(TM). With the means to convert motion into electricity, the Company has created a self-powering timepiece that runs without springs or batteries. Precision crafting was extended to the full-metal band, with unique positional geometry applied to each segment to enhance ergonomic flex. Sculptural metal casings are available in three distinctive finishes: X Metal(TM) Titanium, Ion-Plated Stainless and Hand Polished Titanium. Limited editions are available also, including a version rendered fully in 18-karat gold.

Three new versions of the premier style were released in 1999: a Cannon Yellow Limited Edition, a Rusty Wallace Limited Edition and an Ion-Plated edition. Two entirely new lines featuring a unique chassis design of reduced geometry were also released: ICON(TM) and ICON Small. The Company's current timepiece products are listed below:

    WATCH                  DATE INTRODUCED           U.S. SUGGESTED RETAIL PRICE
    -----                  ---------------           ---------------------------
    Time Bomb              December 1998             $1300-1500
    Icon                   November 1999             $1300
    Icon Small             November 1999             $1200


APPAREL AND ACCESSORIES

Advanced technologies and unique designs have placed the Company at the forefront of innovation and style in the production of apparel and accessories. Considerable emphasis has been placed on the engineering and development of textile fibers and coatings that maximize UV protection, repel water and provide breathability to maintain the comfort of moisture control. Using these advanced materials, final products are assembled with performance features that range from critical venting to refined ergonomics.

In addition to spring and fall lines, the Company's first summer apparel line was introduced in 1999. Over the course of the year, apparel releases included ten new styles of outerwear, fourteen new styles of men's base-layer technical wear, eleven new styles of women's base-layer technical wear, two new styles of sweats, four new styles of women's basics, eleven new styles of men's and women's T-shirts, three new styles of caps, and the introduction of crew and quarter-length socks. Technical accessory releases include performance backpacks (O Pack and PackTwo) and eyewear cases (M Case and Goggle Case).


MANUFACTURING

The Company's headquarters and manufacturing facility is located in Foothill Ranch, Orange County, California, where it assembles and produces most of its products. The Company owns, operates and maintains most of the equipment used in manufacturing its eyewear products. In-house production can contribute significantly to gross profit margins and offers protection against piracy. It further enables the Company to produce products in accordance with its strict quality-control standards. Components and processes that are unlikely to add significant value are contracted to outside vendors. For example, the Company utilizes third party manufacturing to produce its internally designed apparel. The Company performs final assembly on its current watch line

Much of the equipment used in the manufacture of Oakley products has been specially designed and adapted for the processes used by the Company. By manufacturing its own products, the Company has the opportunity to experiment with new materials and technologies which can lead to important discoveries, such as its Iridium coating technology (which the Company believes is one of the most sophisticated coating processes in the industry). Proprietary manufacturing equipment and methodologies are protected by special security measures employed at the Company's manufacturing facilities.

The Company has built strong relationships with its major suppliers. With most suppliers, it maintains agreements that prohibit disclosure of any of the Company's proprietary information or technology to third parties. Although the Company relies on outside suppliers for the specific molded components of its glasses and goggles, the Company retains substantial ownership of all molds used in the production of the components. The Company believes that most components can be obtained from one or more alternative sources within a relatively short period of time.

The Company relies on a single source for the supply of several components, including the uncoated lens blanks from which virtually all of the Company's lenses are cut. In the event of the loss of the source for lens blanks, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources or a disruption in business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply for lens blanks can be located or developed in a timely manner.

In March 1997, the Company entered into a reciprocal exclusive dealing agreement with Gentex, its lens blank supplier, under which Oakley has the exclusive right to purchase, from such supplier, decentered sunglass lenses and a scratch-resistant coating developed for use with such lenses. In return, Oakley has agreed to purchase all of its decentered lens requirements, subject to certain exceptions, from such supplier. The Company's business interruption insurance policy reimburses the Company for certain losses incurred by the Company, up to a maximum of $30 million, as a result of an interruption in the supply of raw materials, including uncoated lens blanks, resulting from direct physical loss or damage to a supplier's premises, subject to certain exceptions. However, there can be no assurance that such policy will be sufficient to compensate the Company for all losses resulting from an interruption in the supply of raw materials.

As announced in late 1999, the Company is restructuring its footwear business in order to reduce its in-house manufacturing investment and supplement it with select manufacturers for component and complete-unit production. Partners are being chosen on the basis of their ability to leverage the Company's integrated CAD/CAM technologies, their flexibility and capability to support future product developments and their ability to maintain the levels of quality and innovation synonymous with the Oakley brand. The Company believes that partnering with select manufacturers will limit risk and accelerate the development of future footwear lines. In connection with restructuring, the Company recorded an $8.2 million after-tax charge in the fourth quarter of 1999 to reflect the disposal of excess footwear manufacturing equipment, the write-down of footwear inventory and raw materials, and other charges incidental to this restructuring. For information on the Company's restructuring charge, see Note 12 in Notes to Consolidated Financial Statements.


DISTRIBUTION

The Company sells Oakley eyewear in the United States through a carefully selected base of approximately 8,500 active accounts as of December 31, 1999 with approximately 12,000 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops and motorcycle, running and sporting goods stores. Unlike most of its competitors, the Company has elected not to sell its products through discount stores, drug stores or traditional mail-order companies.

The Company's current level of distribution, with the addition of key niche retailers -- most notably in the golf channel and a limited number of premium optical locations recently -- is expected to be capable of accommodating expanding sales while maintaining the discoverability of Oakley products by consumers. This distribution philosophy provides retailers with a degree of exclusivity for Oakley products that has increased brand loyalty and encouraged retailers to display Oakley products in prominent shelf space. The noticeable absence of the Company's products from discount stores, drug stores and traditional mail-order catalogs has contributed to the Company's image as an exclusive producer of high-quality products.

The Company's products are currently sold in over 70 countries outside the United States. In most of continental Europe, marketing and distribution are handled directly by the Company's Oakley Europe subsidiary, located near Paris, France, which is staffed by approximately 120 employees who perform sports marketing, advertising, telemarketing, shipping and accounting functions. Since 1995, the Company has been selling Oakley products to Mexico and Central America on a direct basis through its subsidiary Oakley Mexico. In 1996, the Company acquired its exclusive distributor in the United Kingdom ("Oakley UK") and established an office in South Africa ("Oakley Africa") and began selling to those markets on a direct basis in the fourth quarter of 1996. In May 1997, the Company began selling to Japan ("Oakley Japan") on a direct basis through its own operation. In April 1998, the Company acquired the Oakley division of its exclusive Canadian distributor, enabling the Company to market and sell its products on a direct basis in Canada. In February 1999, the Company negotiated the assumption of distribution rights from its Austrian distributor, to become effective in April 2000. In November 1999, the Company acquired its exclusive Australian distributor to assume direct responsibility for distribution of Oakley products in that market.

In those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company's products either exclusively or with complementary, non-competing products. They agree to respect the marketing philosophy and practices of the Company and to receive extensive training regarding such philosophies and practices. For information regarding the Company's operations by geographic region, see Notes 10 and 11 in Notes to Consolidated Financial Statements.

The Company requires its retailers and distributors to agree not to resell or divert Oakley products through unauthorized channels of distribution. Products shipped from Oakley's headquarters are marked with a tracking code that allows the Company to determine the source of diverted products sold by unauthorized retailers or distributors. When Oakley products are found at undesirable locations or unauthorized retailers, the Company purchases samples and, using the tracking device, determines the source of the diversion. The Company then estimates the potential damage to the Company's retail franchise and image and may require that the offending account repurchase the diverted product or post a nonrefundable bond against future diversion. In certain instances, the Company may terminate the account. When an existing account has been terminated, the Company may repurchase its own products from the retailer to protect the Oakley image and the exclusivity enjoyed by the Company's retail account base. The Company employs similar anti-diversion techniques in overseas markets.


CUSTOMER SERVICE

Oakley strives to support its products with the best customer service in the industry. With a staff of approximately 110 employees, the Customer Service group promptly and courteously responds to customer inquiries, concerns and warranty claims.

The Company provides a one-year limited warranty against manufacturer's defects in its polycarbonate frames. All authentic Oakley watches are warranted for one year against manufacturer's defects when purchased from an authorized Oakley watch dealer.


ADVERTISING AND PROMOTION

Oakley retains significant control over its promotional programs and believes it is able to deliver a consistent, well-recognized advertising message at substantial cost savings compared to complete reliance on outside agencies.

While the Company uses traditional marketing methods in some instances, it attributes much of its success to the use of less conventional methods, including sports marketing, targeted product allocation, advertorials and in-store display aids. The Company has used sports marketing extensively to achieve consistent, authentic exposure that equates to strong brand recognition on a global level. Oakley utilizes the exposure generated by its athletes as an "editorial" endorsement of product performance and style, as opposed to a commercial endorsement.

The sports marketing division consists of 15 sports marketing experts domestically, with an additional 27 managers positioned in direct offices and with distributors internationally. These experts specialize in multiple sport and entertainment market segments and niches. The mission of the Company's sports marketing experts is to identify and develop relationships with top athletes and opinion leaders in the sports industry, negotiate their endorsement agreements and help them serve as ambassadors by educating them on the performance functions and benefits of Oakley products. This strategy has proven to gain editorial exposure that ultimately brings awareness and authenticity to the brand. The diverse knowledge of Oakley's sports marketing experts earns the respect of pro athletes even in fringe sports such as surf and snowboard, yet continues to successfully expand the Company's reach in more mainstream sports such as golf.

The Company has developed a secondary level of promotion with its Scope Program. Through demonstration and lecture, trained technicians educate consumers on the health and performance benefits of Oakley products by imparting technical information in layman's terms. Venues for these presentations include key retail stores, trade shows, high-traffic locations and regional sporting events.

The third level of marketing is advertising. Products are promoted through print media, outdoor media, in-store visual displays and other point-of-purchase materials. Promotion includes packaging, mailers, catalogs, billboards, the Internet and other media. The Company considers many factors in evaluating these marketing opportunities. In addition to cost effectiveness, analytical criteria include the ability to engage new market opportunities, build image, enhance the stature of the brand and reinforce brand identity.

In August 1999, the Company announced the selection of San Diego-based VitroRobertson as its advertising agency of record. Through a strategically developed print advertising campaign, the agency plans to reintroduce Oakley to both new and existing customers and strengthen the brand's emotional connection with consumers around the world.

During the past year, the Company significantly expanded its direct marketing efforts. The first Official Oakley Catalog was produced and the first Oakley retail store was christened. The catalog is a comprehensive sales tool that features the full range of product categories. Although catalogs have been created in the past -- most notably with partners such as Sunglass Hut -- this marks the premier of a marketing tool that solely represents the Company. In retail, the first O Store opened its doors in July 1999 for business in Irvine, California. As the first official Oakley retail outlet, it sells the full range of Oakley products and features marketing enhancements such as displays of the proprietary technologies that are the hallmark of the brand.


COMPREHENSIVE INTERNET STRATEGY

The Company has embarked on a comprehensive Internet channel strategy designed to allow more consumers to purchase Oakley products as efficiently as possible. The program utilizes the World Wide Web as a complementary channel to retail and international distributors. Ultimate goals include increased consumer awareness of the Oakley brand, improved customer service, and increased sales through retail and E-commerce channels by harnessing the unique interactive capabilities of the Internet.

The newest initiative began in October 1999 when the Company's corporate Web site, www.oakley.com, was extensively redesigned. Now fully E-commerce capable, the re-launched site features the entire line of Oakley eyewear, footwear, apparel, accessories and wristwatches for delivery to U.S. customers, with plans to offer shipping to key international markets in 2000. The site also features a prominent dealer-locator function that directs consumers to local retailers. With improvements in place, the Company is capitalizing on the diverse opportunities offered by Internet commerce. A recent example is the Build-To-Order program, a Web shop where customers can specify desired color combinations of frames and lenses for the custom assembly of Racing Jackets(R), M Frame(R) and Pro M Frame(R) eyewear.

The Company's fully integrated technology platform and operational capabilities place it in a strong position as a manufacturer equipped for in-house order processing and timely fulfillment. The Internet strategy is enabled by a front-end technology platform featuring servers and hardware from Sun Microsystems, database management tools from Oracle Corp., content management tools from Vignette, and hosting services by Exodus Communications. These tools allow the Company to utilize the power of the Internet without relying on outsourced fulfillment operations or building a fulfillment and customer service center from scratch. Front-end technologies have been integrated with its Enterprise Resource Planning (ERP) systems provided by SAP AG. The Company has implemented SAP's order processing, manufacturing, inventory management, distribution and finance modules in its key worldwide locations in the United States, Canada, Japan and France. This has created an efficient, streamlined supply-chain process capable of providing same-day shipping of in-stock orders.

The Company is also utilizing three additional storefronts for commerce. The first involves "click-and-mortar" partners who currently offer a select assortment of Oakley products on their Web sites and in their retail stores. These currently include Sunglass Hut, Recreational Equipment Inc., Fusion.com, Volleyhut.com and Chaparral Racing. The next virtual storefront consists of select pure E-tailers that sell exclusively over the Internet. In December 1999, the Company chose Fogdog Sports (www.fogdog.com) for the first partnership of this nature. Oakley is currently evaluating additional E-tail partners for inclusion in this program and plans to make future announcements as they are selected. The final storefront includes carefully chosen affiliates. Under this program, qualifying partners will be authorized to place on their Web site a hyperlink which will take a visitor directly to Oakley's corporate Web site, www.oakley.com.

PRINCIPAL CUSTOMERS

During 1999, net sales to the Company's ten largest customers, which included six international distributors, accounted for approximately 29.9% of the Company's total net sales. Net sales to one customer, Sunglass Hut, the largest sunglass specialty retailer in the world, accounted for approximately 23.0% of the Company's 1999 net sales. Such sales do not include those sales to Sunglass Hut locations outside the United States that are made by the Company's independent international distributors. At December 31, 1999, Oakley independent distributors serviced approximately 15 of the 1,674 Sunglass Hut locations worldwide.


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

The following table reflects data as of December 31, 1999 concerning the Company's intellectual property:

                            Number of Utility/Design Patents       Number of Trademarks
                            --------------------------------     ------------------------
                               Issued           Pending           Issued          Pending
                               ------           -------           ------          -------
    United States                102               30                94              41
    International                418              180               679             207


The Company dissuades counterfeiting through the active monitoring of the marketplace by its anti-counterfeiting personnel and other employees and through the services provided by outside firms that specialize in anti-counterfeiting measures. The Company's sales representatives, distributors and retailers have also proved to be effective watchdogs against infringing products, frequently notifying the Company of any suspicious products and assisting law enforcement agencies. The Company's sales representatives are educated on Oakley's patents and trade dress, and assist in preventing infringers from obtaining retail shelf space. The Company also etches its logo onto the lenses of its single-lens sunglasses to assist its customers and consumers in detecting counterfeit products.


COMPETITION

The Company is a leading designer, manufacturer and distributor of eyewear in the sports segment of the nonprescription eyewear market. Within this segment, the Company competes with mostly smaller sunglass and goggle companies in various niches of the sports market and a limited number of larger competitors, some of whom have greater financial and other resources than the Company. Some of these niche markets are susceptible to rapid changes in consumer preferences, which could affect acceptance of the Company's products. Oakley believes the vigorous protection of its intellectual property rights has limited the ability of others to compete in this segment. Accordingly, the Company believes that it is the established leader in this segment of the market, although several companies, including Luxottica, Marchon, Safilo and various smaller niche brands compete for the Company's shelf space.

The Company also competes in the broader non-sports, or recreational, segment of the sunglass market, which is fragmented and highly competitive. The major competitive factors include fashion trends, brand recognition, marketing strategies, distribution channels and the number and range of products offered. A number of established companies, including Luxottica, compete in this wider market.

The Company differs from many of its competitors in that its competitors generally only import or repackage eyewear products. Few sunglass companies design, manufacture and assemble their own creations, as many companies tend to imitate successful sunglass models. In order to retain its market share, the Company must continue to be competitive in quality and performance, technology, method of distribution, style, brand image, intellectual property protection and customer service.

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


DOMESTIC AND FOREIGN OPERATIONS

See Notes 10 and 11 in Notes to the Consolidated Financial Statements for discussion regarding domestic and foreign operations.


EMPLOYEES

The Company believes that its employees are among its most valuable resources and have been a key factor in the success of Oakley's products. As of March 20, 2000, the total count of full-time permanent employees worldwide was 1,128. In addition, the Company may utilize as many as 500 temporary personnel from time to time, especially during peak summer months.

The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has never experienced a work stoppage.


ITEM 2.   PROPERTIES

The Company's principal corporate and manufacturing facility is located in Foothill Ranch, Orange County, California. The facility is approximately 400,000 square feet, with potential to expand into an additional 100,000 square feet. In June 1996, the Company purchased a facility in Nevada of approximately 63,000 square feet for the production of its X Metal(R) eyewear. In addition, the Company leases office and warehouse space as necessary to support its operations worldwide, including offices in the UK, France, Australia, South Africa, Japan, Canada and the state of Washington. The Company owns a business office and warehouse of approximately 18,000 square feet in Mexico City for its operations in Mexico and Central America. The facility was first occupied in late 1998. The Company believes its current and planned facilities are adequate to carry on its business as currently contemplated.

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

On July 7, 1999, the parties submitted to the Superior Court a stipulated request for dismissal without prejudice if the California Securities Actions. On July 26, 1999, the Superior Court entered a dismissal without prejudice of the California Securities Actions.


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

After sustaining the defendants' demurrer to the plaintiff's second amended complaint, on February 4, 1998, the Superior Court entered a final order of dismissal of the California Derivative Action. On April 8, 1998, the plaintiff in the California Derivative Action filed a notice of appeal in the Superior Court. In March 1999, the parties to the California Derivative Action entered into a stipulation of settlement regarding derivative claims that is subject to approval by the California Court of Appeal, Fourth Appellate District (the "Court of Appeal"). Pursuant to the proposed settlement, a committee of independent members of Oakley's board of directors (the "Independent Committee"), comprised of non-employee directors Irene Miller and Orin Smith, investigated the allegations of insider trading asserted in the California Derivative Action against defendants James Jannard and Mike Parnell. The Independent Committee was assisted by counsel, Norman Blears, Esq. of the law firm of Heller, Erhman, White & McAuliffe. The Independent Committee determined that the insider trading claims lacked merit and recommended that the action be dismissed and the claims against Messrs. Jannard and Parnell released in accordance with the terms of the proposed settlement. The Independent Committee also reported its findings and recommendations respecting the allegations of insider trading to plaintiff's counsel and a copy of its report was filed with the Court of Appeal.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock"), began trading on the New York Stock Exchange on August 10, 1995 upon completion of the Company's initial public offering (trading symbol "OO"). As of March 20, 2000, the closing sales price for the Common Stock was $8.50. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 1998 and 1999 on the New York Stock Exchange Composite Tape:

                                                   High                   Low
                                                   ----                   ---
1998
First Quarter                                  $   12.375             $   8.4375
Second Quarter                                 $   14.625             $   12.625
Third Quarter                                  $   14.875             $    9.625
Fourth Quarter                                 $   10.875             $      8.5

1999
First Quarter                                  $    8.375             $   6.9375
Second Quarter                                 $   8.5625             $    6.875
Third Quarter                                  $   7.0625             $   5.9375
Fourth Quarter                                 $    6.875             $   5.3125

The number of shareholders of record for Common Stock on March 20, 2000 was 658.

DIVIDEND POLICY

The Company currently does not pay any dividends on its Common Stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, see Index to Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The income statement, supplemental income statement, income statement excluding the restructure charge and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated income statement data for the fiscal years ended December 31, 1999, 1998 and 1997 and balance sheet data as of December 31, 1999 and 1998 included herein have been audited by Deloitte and Touche LLP, the Company's independent auditors, as indicated in their report included elsewhere herein. The selected supplemental income statement data set forth herein are for informational purposes only and may not necessarily be indicative of the Company's future results of operations.




                                                                                 Year Ended December 31,
                                              -----------------------------------------------------------------------------------
                                                  1999              1998             1997              1996               1995
                                              ------------     ------------      ------------      ------------      ------------
                                                                (dollars in thousands, except share and per share data)
INCOME STATEMENT DATA:
Net sales                                     $    257,872     $    231,934      $    193,984      $    218,566      $    172,752
Cost of goods sold                                 109,338           86,134            75,393            66,790            50,295
                                              ------------     ------------      ------------      ------------      ------------
Gross profit                                       148,534          145,800           118,591           151,776           122,457

Operating expenses:
  Research and development                           6,304            5,231             3,825             4,782            16,774
  Selling                                           72,184           66,188            53,007            48,092            36,776
  Shipping and warehousing                           6,592            6,777             5,721             6,507             4,678
  General and administrative                        30,977           26,299            23,032            18,513            15,753
  Gain on disposition of property
   and equipment                                        --               --                --                --            (4,794)
                                              ------------     ------------      ------------      ------------      ------------
    Total operating expenses                       116,057          104,495            85,585            77,894            69,187

Operating income                                    32,477           41,305            33,006            73,882            53,270
Interest expense (income), net                       1,951            2,109             1,181              (781)              273
                                              ------------     ------------      ------------      ------------      ------------

Income before provision for income taxes            30,526           39,196            31,825            74,663            52,997
Provision for income taxes                          10,684           15,051            12,221            28,670             7,830(1)
                                              ------------     ------------      ------------      ------------      ------------
Net income                                    $     19,842     $     24,145      $     19,604      $     45,993      $     45,167
                                              ============     ============      ============      ============      ============

Basic net income per share                    $       0.28     $       0.34      $       0.28       $       0.64
                                              ============     ============      ============       ============
Basic weighted average common shares            70,660,000       70,678,000        70,659,000        71,324,000
                                              ============     ============      ============       ============

Diluted net income per share                  $       0.28     $       0.34      $       0.28       $       0.64
                                              ============     ============      ============       ============
Diluted weighted average common shares          70,662,000       70,851,000        70,700,000        71,728,000
                                              ============     ============      ============       ============

SUPPLEMENTAL INCOME STATEMENT DATA(2):
Income before provision for income taxes                                                                             $     52,997
Provision for income taxes                                                                                                 20,854
                                                                                                                     ------------
Net income                                                                                                           $     32,143
                                                                                                                     ============

                                                               Year ended
                                                               December 31,
                                                                   1999
                                                              -------------
INCOME STATEMENT DATA EXCLUDING RESTRUCTURE CHARGE (3):
Net sales                                                      $   257,872
Cost of goods sold                                                  96,738
                                                               -----------
Gross profit                                                       161,134

Operating expenses:
  Research and development                                           6,304
  Selling                                                           72,184
  Shipping and warehousing                                           6,592
  General and administrative                                        30,977
  Gain on disposition of property and equipment                         --
                                                               -----------
    Total operating expenses                                       116,057

Operating income                                                    45,077
Interest expense (income), net                                       1,951
                                                               -----------

Income before provision for income taxes                            43,126
Provision for income taxes                                          15,094
                                                               -----------
Net income                                                     $    28,032
                                                               ===========

Basic net income per share                                     $      0.40
                                                               ===========
Basic weighted average common shares                            70,660,000
                                                               ===========

Diluted net income per share                                   $      0.40
                                                               ===========
Diluted weighted average common shares                          70,662,000
                                                               ===========


                                                         At December 31,
                            ------------------------------------------------------------------------
                                1999            1998            1997            1996            1995
                            --------        --------        --------        --------        --------
BALANCE SHEET DATA:
Working capital             $ 59,247        $ 45,602        $ 41,688        $ 36,107        $ 39,161
Total assets                 239,350         225,815         181,291         158,245          97,725
Total debt                    25,060          34,182          25,201          18,000             263
Shareholders' equity         177,837         161,976         136,961         121,437          81,709


(1) For the portion of 1995 prior to the Company's conversion to C corporation status, represents California state franchise taxes and foreign taxes accrued by Oakley Europe.

(2) Amounts reflect adjustment for Federal and state income taxes as if the Company had been taxed as a C corporation rather than as an S corporation.

(3) Amounts reflect adjustments for the elimination of the $12.6 million charge recorded in 1999 to cost of goods sold in connection with the restructuring of the Company's footwear operations, see Note 12 in Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESTRUCTURING CHARGE

In October 1999, the Company's Board of Directors approved strategic initiatives (the "Restructuring Plan") to restructure and refocus the Company's footwear business. Under the Restructuring Plan, the Company will substantially reduce its current in-house footwear manufacturing capabilities and will partner with select third-party manufacturers to assist in the development and manufacture of the Company's complete footwear product line. The Company believes this strategy will limit the financial risk associated with its footwear product line. Additionally, the Company intends to increase its emphasis on direct-sales channels to augment sales throughout traditional retail accounts and to broaden accessibility of the Company's products to its customers.

Related to this Restructuring Plan, the Company recorded a charge of $12.6 million ($8.2 million, or $0.12 per share, on an after-tax basis) during the fourth quarter of the fiscal year ended December 31, 1999. This charge is included in cost of goods sold and is comprised of the following components:

                                                       (in thousands)
                                                       --------------
Writedown of excess inventories (including
        inventory associated with product returns)        $ 8,502
Writedown of production equipment to estimated
        net realizable value                                3,592
Other costs associated with Restructuring Plan                506
                                                          -------
                                                          $12,600
                                                          =======

The Company will incur no material incremental employee separation costs associated with the Restructuring Plan. The Company believes the restructuring of the Company's footwear operations will be complete by October 2000. The $12.6 million charge includes reserves related to inventory, aggregating $6.5 million, which the Company anticipates will be utilized upon ultimate disposal of the inventory during the restructuring period, see Note 12 in Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following tables set forth operating results in dollars and as a percentage of net sales for the periods indicated. Operating results for 1999 reflect an adjustment for the elimination of the $12.6 million charge recorded in 1999 to cost of goods sold in connection with the restructuring of the Company's footwear operations, see Note 12 in Notes to Consolidated Financial Statements.


                          OAKLEY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                            Year Ended December 31,
                                                   -------------------------------------------
                                                       1999           1998           1997
                                                   -------------   ------------   ------------
Net sales                                             $ 257,872      $ 231,934      $ 193,984
Cost of goods sold                                       96,738         86,134         75,393
                                                   -------------   ------------   ------------
     Gross profit                                       161,134        145,800        118,591

Operating expenses:
     Research and development                             6,304          5,231          3,825
     Selling                                             72,184         66,188         53,007
     Shipping and warehousing                             6,592          6,777          5,721
     General and administrative                          30,977         26,299         23,032
                                                   -------------   ------------   ------------
           Total operating expenses                     116,057        104,495         85,585

                                                   -------------   ------------   ------------
Operating income                                         45,077         41,305         33,006

Interest expense, net                                     1,951          2,109          1,181
                                                   -------------   ------------   ------------
Income before provision for income taxes                 43,126         39,196         31,825
Provision for income taxes                               15,094         15,051         12,221

                                                   -------------   ------------   ------------
Net income                                             $ 28,032       $ 24,145       $ 19,604
                                                   =============   ============   ============


                                                      Year Ended December 31,
                                                -------------------------------------
                                                 1999           1998           1997
                                                ------         ------         ------
Net sales                                        100.0%         100.0%         100.0%
Cost of goods sold                                37.5           37.1           38.9
                                                ------         ------         ------
     Gross profit                                 62.5           62.9           61.1

Operating expenses:
     Research and development                      2.4            2.3            2.0
     Selling                                      28.0           28.5           27.3
     Shipping and warehousing                      2.6            2.9            2.9
     General and administrative                   12.0           11.4           11.9
                                                ------         ------         ------
           Total operating expenses               45.0           45.1           44.1

                                                ------         ------         ------
Operating income                                  17.5           17.8           17.0

Interest expense, net                              0.8            0.9            0.6
                                                ------         ------         ------
Income before provision for income taxes          16.7           16.9           16.4
Provision for income taxes                         5.8            6.5            6.3
                                                ------         ------         ------
Net income                                        10.9%          10.4%          10.1%
                                                ======         ======         ======


The Company's sunglass sales before discounts and defective returns were $212.7 million, $197.0 million and $171.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Sunglass unit sales were 4,037,113; 3,956,150; and 3,620,612 for the years ended December 31, 1999, 1998 and 1997, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales

Net sales increased to $257.9 million for the year ended December 31, 1999 from $231.9 million for the year ended December 31, 1998, an increase of $26.0 million, or 11.2%. This increase was the result of strong sales of the Company's Minutes and A Wire models introduced in 1998 and sales of new products, partially offset by declines in sales of more mature products. Sales of the Company's polarized styles also contributed to the increase in net sales with an 28.4%, or $1.5 million, increase over 1998 polarized sunglass sales. Sales of new sunglass products accounted for 22.1% of gross sunglass sales. New products for 1999 included the X Metal Juliet, introduced in February 1999, the New Zero and M Frame, introduced in May 1999, the OO ("Double O"), introduced in June 1999, the New Eye Jacket, introduced in August 1999, the New Straight Jacket, introduced in November 1999, and the X-Metal XX, introduced in December 1999. For the year ended December 31, 1999, the Company experienced a 2.0% increase in sunglass unit volume and a 6.2% increase in average selling prices. The Company's prescription eyewear gross sales increased approximately 100%, or $2.9 million, to $5.8 million for the year ended December 31, 1999 from $2.9 million for the year ended December 31, 1998. Footwear net sales were $3.0 million, or 1.2% of net sales, in 1999, compared to $2.6 million, or 1.1% of net sales, in 1998. As a group, gross sales of goggles, apparel and watches increased 29.1%, or approximately $9.0 million during the year ended December 31, 1999 over the year ended December 31, 1998, primarily due to the Company's expanded apparel program and increased goggle sales attributable to the Company's new A Frame goggle introduced in 1998 and new O Frame goggle introduced in 1999. The Company's U.S. net sales increased 3.8% to $141.8 million in 1999 from $136.5 million in 1998, principally as a result of a 11.4% increase in net sales to the Company's broad specialty store account base, while sales to the Company's largest U.S. customer, Sunglass Hut, decreased 7.3% to $51.3 million in 1999 from $55.3 million in 1998. The Company's international sales increased $20.7 million to $116.1 million in 1999 from $95.4 million in 1998, a 21.7% increase, as a result of increased sales in all regions with significant sales increases from the Company's direct operations in Europe, United Kingdom, Japan, South Africa, and Canada. Additionally, effective November 1, 1999, the Company acquired its Australian distributor, which contributed to the increase in international sales in the fourth quarter of 1999. Sales from the Company's direct international offices represented 75.8% of total international sales for the year ended December 31, 1999.

Gross profit

Gross profit increased to $148.5 million for the year ended December 31, 1999 from $145.8 million for the year ended December 31, 1998, an increase of $2.7 million, or 1.9%. In the fourth quarter of 1999, the Company announced a restructuring of its footwear operations which resulted in a $12.6 million pre-tax charge to cost of goods sold, see Note 12 in Notes to Consolidated Financial Statements. Excluding the footwear restructuring charge of $12.6 million, gross profit increased to $161.1 million, or 62.5% of net sales, in 1999 from $145.8 million, or 62.9% of net sales, in 1998, an increase of $15.3 million, or 10.5%. Gross profit as a percentage of net sales, prior to the restructuring charge, decreased primarily due to increases in sales of lower margin apparel and goggles, footwear startup costs and increases in provisions for sales returns. These reductions to gross profit as a percentage of net sales were partially offset by positive effects of increased sales volume, the acquisitions of the Company's Canadian and Australian distributors and foreign exchange gains.

Operating expenses

Operating expenses increased to $116.1 million for the year ended December 31, 1999 from $104.5 million for the year ended December 31, 1998, an increase of $11.6 million, or 11.1%. This increase is generally due to higher variable expenses attributable to increased volume, additional footwear operating expenses, and incremental expenses due to the shift to direct operations in Canada and Australia. Research and development expenses increased $1.1 million to $6.3 million in 1999 primarily attributable to expanded new product development efforts. Selling expenses increased $6.0 million to $72.2 million, or 28.0% of net sales, in 1999, from $66.2 million, or 28.5% of net sales, in 1998, primarily as a result of increased sales commissions attributable to increased sales and higher advertising expenditures utilized to increase awareness for Oakley products. Shipping and warehousing expenses decreased to $6.6 million, or 2.6% of net sales, in 1999 from $6.8 million, or 2.9% of net sales, for 1998. This decrease is principally due to positive results from various initiatives to reduce shipping costs worldwide. General and administrative expenses increased $4.7 million to $31.0 million, or 12.0% of net sales, in 1999 from $26.3 million, or 11.4% of net sales, in 1998, due primarily to severance payments related to the resignation of an officer of the Company, increased personnel costs necessary to manage the Company's growth, and increased amortization of intangible assets related to acquisitions completed in 1998 and 1999. Additionally, 1998 general and administrative expenses included a gain on the sale of a fixed asset and favorable effects of changes in foreign exchange rates which did not occur in 1999.

Operating income

The Company's operating income decreased to $32.5 million for the year ended December 31, 1999 from $41.3 million for the year ended December 31, 1998, a decrease of $8.8 million. Excluding the footwear restructure charge of $12.6 million, operating income increased to $45.1 million for the year ended December 31, 1999 from $41.3 million for the year ended December 31, 1998, an increase of $3.8 million. As a percentage of net sales, operating income, prior to the restructuring charge, decreased to 17.5% in 1999 from 17.8% in 1998, primarily attributable to the decrease in gross margin.

Interest expense, net

The Company had net interest expense of $2.0 million in 1999, as compared with net interest expense of $2.1 million in 1998.

Income taxes

The Company recorded a provision for income taxes of $10.7 million for the year ended December 31, 1999 compared with $15.1 million for the year ended December 31, 1998. Due to the Company's international expansion and a reduction in statutory rates for certain foreign jurisdictions, the Company's effective tax rate for the year ended December 31, 1999 was reduced to 35.0% from 38.4% in 1998.

Net income

The Company's net income decreased to $19.8 million for the year ended December 31, 1999 from $24.1 million for the year ended December 31, 1998, a decrease of $4.3 million, or 17.8%. Excluding the footwear restructuring after-tax charge of $8.2 million, net income increased to $28.0 million for 1999 from $24.1 million for 1998, an increase of $3.9 million, or 16.1%.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales

Net sales increased to $231.9 million for the year ended December 31, 1998 from $194.0 million for the year ended December 31, 1997, an increase of $37.9 million, or 19.6%. This increase was the result of strong sales of Fives, increased M Frame sales and sales of new products, partially offset by declines in sales of more mature products. Sales of new sunglass products accounted for 21.6% of gross sunglass sales. New products for 1998 included Mars, introduced in March 1998, the A Wire and Minute, introduced in May 1998 and Tens, introduced in August 1998. During 1998, the Company experienced a 9.4% increase in sunglass unit volume and a 5.2% increase in average selling prices. The Company entered the athletic footwear market in July 1998 and recorded net sales of $2.6 million, or 1.1% of net sales, during 1998. As a group, sales of goggles, apparel and watches increased 34.3% in 1998 over 1997, primarily due to the Company's expanded apparel program, new A Frame goggle and new watch, the Time Bomb, introduced in December 1998. The Company's U.S. sales increased 19.8% to $136.5 million from $113.9 million in 1997, principally as a result of a 41.1% increase in net sales to the Company's largest customer, Sunglass Hut. This increase was attributable to increased sales rates with this customer, a coordinated advertising effort between the companies resulting in strong holiday sales, and lower 1997 purchases by Sunglass Hut due to its strategy to reduce inventory levels during the year. The Company's international sales increased $15.4 million to $95.4 million in 1998 from $80.0 million in 1997, a 19.2% increase, principally as a result of increased sales in all direct markets and most other regions other than Asia, with significant increases in Europe, Canada and Japan.

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

Operating expenses

Operating expenses increased to $104.5 million for the year ended December 31, 1998 from $85.6 million for the year ended December 31, 1997, an increase of $18.9 million, or 22.1%. This increase is generally due to higher variable expenses attributable to increased volume, operating expenses from the Company's new direct distribution operations in Canada and Japan and initial footwear operating expenses. Research and development expenses increased $1.4 million to $5.2 million in 1998. The 1997 period included a $0.9 million reduction related to the forfeiture of the Chairman and President's 1996 bonus which had been accrued as of December 31, 1996. Excluding this non-recurring adjustment, research and development expenses increased $0.5 million to $5.2 million, or 2.2% of net sales, in 1998, from $4.7 million, or 2.4% of net sales, in 1997. Selling expenses increased $13.2 million to $66.2 million, or 28.5% of net sales, in 1998, from $53.0 million, or 27.3% of net sales, in 1997, primarily as a result of increased sales commissions attributable to increased sales and higher sports marketing expenses to increase awareness for Oakley products. Additional increases in selling expenses resulted from higher depreciation on in-store product displays due to increased product display investments to accommodate the Company's growing eyewear product line and new product categories, and increased professional fees for intellectual property protection. Shipping and warehousing expenses were 2.9% of net sales for 1998 and 1997. General and administrative expenses increased $3.3 million to $26.3 million, or 11.4% of net sales, in 1998 from $23.0 million, or 11.9% of net sales, in 1997, primarily due to increased personnel and related costs, increased amortization of intangible assets related to acquisitions completed in 1997 and 1998 and operating expenses associated with the Company's integrated information system. For the year ended December 31, 1997, general and administrative expenses included income of $0.8 million paid to the

Company by Arnet Optic to settle litigation, $0.7 million of relocation costs associated with the new headquarters facility and professional fees of $0.5 million related to lawsuits filed by shareholders against the Company and certain of its officers and directors, see Note 7 in Notes to Consolidated Financial Statements.

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

Interest expense, net

The Company had net interest expense of $2.1 million in 1998, as compared with net interest expense of $1.2 million in 1997. Net interest expense for 1997 excludes $0.5 million of interest costs which were capitalized in the period as part of the construction of the Company's new headquarters facility. The Company incurred additional interest expense primarily from its increased line of credit borrowing which was attributable to the working capital and capital expenditures required for the Company's new product categories.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $38.8 million for the year ended December 31, 1999 and $28.6 million for the comparable period of 1998. At December 31, 1999, working capital was $59.2 million compared to $45.6 million at December 31, 1998. Working capital may vary from time to time as a result of seasonality, new product category introductions, and changes in accounts receivable and inventory levels. Accounts receivable balances increased to $39.1 million at December 31, 1999 compared to $33.9 million at December 31, 1998. This increase in receivable levels is attributable to the customary terms for new product categories being longer than terms in eyewear, increased direct expansion into international markets that also carry longer customary terms, and an increase in international content, including an increase in receivables associated with the Company's acquisition of its Australian distributor in November 1999. Accounts receivable days outstanding at December 31, 1999 were 53 compared to 57 at December 31, 1998. Inventories decreased slightly to $35.1 million at December 31, 1999 compared to $35.5 million at December 31, 1998. Inventory turns improved 22% to 2.8 at December 31, 1999 compared to 2.3 at December 31, 1998.

In August 1998, the Company amended its unsecured line of credit to increase its borrowing limits from $30.0 million to $50.0 million, extend the due date from June 1999 to August 2001, and improve the borrowing rate. At December 31, 1999, the Company had an outstanding balance of $5.0 million under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 1999, the Company was in compliance with all restrictive covenants and financial ratios. Additionally, in August 1998, the Company amended its real estate term loan lowering the borrowing rate by 0.15% and extending the due date to September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (7.11% at December 31, 1999) for ten years. At December 31, 1999, the outstanding balance on the term loan was $19.4 million.

Capital expenditures, net of retirements, and purchases of businesses and technology for the year ended December 31, 1999 were $23.9 million compared to $35.6 million in 1998. Fiscal year 1999 capital expenditures decreased approximately 42.6% from fiscal year 1998 primarily due to the Company's requirements now generally being limited to incremental production equipment to support new product categories and international expansion. Included in capital expenditures for 1999 were $7.4 million for equipment and computers, $7.0 million for in-store displays and new product tooling and $1.8 million for building improvements. As of December 31, 1999, the Company had commitments of approximately $0.6 million for future capital purchases.

In October 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million shares of the Company's common stock. Under this program, the Company bought approximately 756,000 shares of common stock from the three million share authorization between October 1996 and March 1997. During December 1999, the Company purchased an additional 641,000 shares of its common stock under such program at an aggregate cost of approximately $4.1 million. As of December 31, 1999, total stock repurchased was 1,397,000 shares at an aggregate cost of approximately $13.7 million.

The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

SEASONALITY

The following table sets forth certain unaudited quarterly data for the periods shown:


                                    1999                                              1998
                  ------------------------------------------      -------------------------------------------
                  Mar. 31    June 30    Sept. 30     Dec. 31      Mar. 31    June 30     Sept. 30     Dec. 31
                  -------    -------    --------     -------      -------    -------     --------     -------
                                                        (in thousands)
Net sales        $48,726     $72,071     $70,819     $66,256      $41,000     $70,030     $67,263     $53,641
Gross profit      28,673      46,784      44,127      28,950(1)    24,818      45,461      41,903      33,618


(1) Cost of sales includes a $12.6 million charge recorded in 1999 in connection with the restructuring of the Company's footwear operations, see Note 12 in Notes to Consolidated Financial Statements.


Historically, the Company's sales, in the aggregate, have been highest in the period from March to September, the period during which sunglass use is typically highest. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross profits at lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross profit in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product category introductions, such as apparel, footwear and watches, and the Company's international expansion have partially mitigated the impact of seasonality.

BACKLOG

Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At December 31, 1999, the Company had a backlog of $6.6 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $2.6 million as of such date.

INFLATION

The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

RECENT ACCOUNTING DEVELOPMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. The adoption of SFAS No. 133 resulted in a transition adjustment recorded by the Company as a cumulative-effect type adjustment of $103,000 as a charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash-flow hedges, see Note 8 in Notes to Consolidated Financial Statements.

YEAR 2000

The Company established a Year 2000 Project Team to review the readiness of its computer systems and business practices for handling Year 2000 issues. These issues involve systems that are date sensitive and may not be able to properly process the transition from year 1999 to year 2000 and beyond, resulting in miscalculations and software failures.

Year 2000 compliant updates were completed in December 1999 and the Company's information technology and non-information technology computer systems have completed the transition to the year 2000 without any material issues or problems.

In addition, the Company has been in contact with its key business partners to determine the extent to which they may be vulnerable to Year 2000 issues. This assessment is essentially complete and no matters have come to the Company's attention which could give rise to remedial measures.

The cost associated with the Company's Year 2000 Project have not been budgeted or tracked as separate projects, but have been occurring in conjunction with normal operating activities. These costs have been funded through operating cash flows and did not materially impact the Company's operating results.

The Company cannot currently predict the future effect of third parties' Year 2000 issues on its business. The Company has not been made aware of any matters which would materially impact the Company's business from its third parties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign currency

The Company has direct operations in Europe, Japan, Canada, Mexico, South Africa and Australia which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

As more fully described in Note 8 of the Company's Notes to Consolidated Financial Statements, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts and option contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at December 31, 1999.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133. For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the outstanding foreign currency exchange contracts outstanding at December 31, 1999:

                            U.S. Dollar                       Fair
                            Equivalent      Maturity          Value
                           ------------     --------       -----------
Forward Contracts:
     British pounds        $   989,995      Mar. 2000      $ 1,000,355
     British pounds          2,143,105      Jun. 2000        2,165,001
     British pounds          4,014,890      Sep. 2000        4,052,180
     British pounds          3,192,855      Dec. 2000        3,219,347
     Canadian dollars        1,263,201      Mar. 2000        1,208,639
     Canadian dollars          835,922      Mar. 2000          818,741
     Canadian dollars        1,819,562      Jun. 2000        1,783,491
     Canadian dollars        2,565,058      Sep. 2000        2,516,763
     Canadian dollars        1,535,169      Dec. 2000        1,507,286
     Japanese yen              263,466      Mar. 2000          240,214
     Japanese yen              829,430      Jun. 2000          766,940
     Japanese yen            1,014,832      Sep. 2000          951,510
     Japanese yen            2,771,272      Dec. 2000        2,635,731
     French francs             774,443      Jan. 2000          800,000
     French francs             774,443      Feb. 2000          800,000
     French francs           1,258,470      Mar. 2000        1,300,000
     French francs             774,443      Apr. 2000          800,000
     French francs             871,249      May  2000          900,000
     French francs           1,449,776      Jun. 2000        1,500,000
     French francs           1,353,125      Jul. 2000        1,400,000
     French francs           1,546,428      Aug. 2000        1,600,000
     French francs           1,933,035      Sep. 2000        2,000,000
     French francs           1,739,732      Oct. 2000        1,800,000
     French francs           1,643,080      Nov. 2000        1,700,000
     French francs           1,449,776      Dec. 2000        1,500,000
                           -----------                     -----------
                           $38,806,757                     $38,966,198
                           ===========                     ===========



The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 1999, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

The Company sells direct and through its subsidiaries to various customers in the European Union which have adopted the Euro as a legal currency effective January 1, 1999. The Euro is expected to begin circulation after a three-year transition period on January 1, 2002. The Company has analyzed whether the conversion to the Euro will materially affect its business operations. The Company's information systems are currently processing transactions in Euros. Additionally, the Company is planning to upgrade certain of its information systems through December 31, 2001 to enhance its capability to process transactions and keep records in Euros. While the Company is uncertain as to the ultimate impact of the conversion, the Company does not expect costs in connection with the Euro conversion to be material.

Interest rates

The Company's line of credit, with a balance of $5.0 million outstanding at December 31, 1999, bears interest at either the bank's prime lending rate or LIBOR plus 0.75%. Based on the weighted average interest rate of 7.59% on the line of credit during the year ended December 31, 1999, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $5,000 per year.

The Company's long-term debt, with a balance of $19.4 million outstanding at December 31, 1999, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements for a listing of the consolidated financial statements submitted as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 9, 2000, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 9, 2000, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 9, 2000, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 9, 2000, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) See page 36 for a listing of financial statements submitted as part of this report.

(a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are shown in the financial statements or are inapplicable, and therefore have been omitted.

(a)(3)  The following exhibits are included in this report.

       3.1(1)    Articles of Incorporation of the Company

       3.2(1)    Bylaws of the Company

       3.3(4) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September
                 26, 1996

       3.4       Amendment #1 to Section 1 and Sections 3a through 3f of Article
                 IV of the (10) Amended and Restated Bylaws of Oakley, Inc.

       10.1(2)   Agreement, dated July 17, 1995, between Oakley, Inc. and
                 Michael Jordan

       10.2(3)   Oakley, Inc. 1995 Stock Incentive Plan

       10.3(3)   Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

       10.4(3)   Oakley, Inc. Executive Officer Performance Bonus Plan

       10.5(5)   Employment Agreement, dated as of January 31, 1997, between
                 Oakley, Inc. and Link Newcomb

       10.6(5)   Amendment No. 1 to Employment Agreement, dated February 1,
                 1997, between Oakley, Inc. and Link Newcomb

       10.7(3)   Indemnification Agreement, dated August 1, 1995, between
                 Oakley, Inc. and Jim Jannard

       10.8(1) Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers

       10.9(3)   Aircraft Lease Agreement, dated August 10, 1995, between
                 Oakley, Inc. and X, Inc.

       10.10(3)  Aircraft Lease Agreement, dated August 10, 1995, between
                 Oakley, Inc. and Time Tool Incorporated

       10.11(1)  Registration Rights Agreement, dated August 1, 1995, between
                 Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable
                 Trust

       10.12(3)  Indemnification Agreement, dated August 9, 1995, between
                 Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable
                 Trust

       10.13(5) Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor
                 International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)

       10.14(5)  Promissory Note, dated March 20, 1997, between Oakley, Inc. and
                 Bank of America National Trust and Savings Association

       10.15(6)  Consultant Agreement, dated as of August 1, 1997, between
                 Oakley, Inc. and Mike Parnell

       10.16(6)  Consultant Agreement, dated as of August 1, 1997, between
                 Oakley, Inc. and Jim Jannard

       10.17(6)  Promissory Note, dated August 7, 1997, between Oakley, Inc. and
                 Bank of America National Trust and Savings Association

       10.18(6) Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and
                 Savings Association

       10.19(6) Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and
                 Savings Association

       10.20(6)  Deed of Trust with Assignment of Rents, Security Agreement and
                 Fixture Filing, dated August 7, 1997, between Oakley, Inc. and
                 Bank of America National Trust and Savings Association

       10.21(6)  Standing Loan Agreement , dated August 7, 1997 between Oakley,
                 Inc. and Bank of America National Trust and Savings Association

       10.22(7)  First Amendment to Standing Loan Agreement, dated January
                 12, 1998, between Oakley, Inc. and Bank of America National
                 Trust and Savings Association

       10.23(7)  Indemnification Agreement, dated October 3, 1997, between
                 Oakley, Inc. and William D. Schmidt

       10.24(7)  Employment Agreement, dated October 6, 1997 between Oakley,
                 Inc. and Thomas A. George

       10.25(7)  Indemnification Agreement, dated October 6, 1997 between
                 Oakley, Inc. and Thomas A. George

       10.26(8) Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.

       10.27(8) Amended and Restated Consultant Agreement, dated May 12, 1998, between Mike Parnell and Oakley, Inc.

       10.28(8) Amended and Restated Employment Agreement, dated May 12, 1998, between Link Newcomb and Oakley, Inc.

       10.29(8) Amended and Restated Employment Agreement, dated May 12, 1998, between Thomas George and Oakley, Inc.

       10.30(9)  Second Amended and Restated Credit Agreement, dated August 25,
                 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named herein

       10.31(9) Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and
                 Savings Association

       10.32(9) Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and
                 Savings Association

       10.33(11) Employment Agreement, dated May 1, 1999, between William
                 Schmidt and Oakley, Inc.

       10.34(11) Amended and Restated Employment Agreement, dated May 1, 1999, between Link Newcomb and Oakley, Inc.

       10.35(11) Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan.


       10.36(11) Oakley, Inc. Amended and Restated Executive Officers
                 Performance Bonus Plan.

       10.37(12) Severance and Release Agreement, dated October 6, 1999, between
                 William Schmidt and Oakley, Inc.

       10.38(12) Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 1999, between Link Newcomb and Oakley, Inc.

       10.39(12) Second Amended and Restated Employment Agreement, dated January
                 1, 2000, between Thomas George and Oakley, Inc.

       21.1(12)  List of Material Subsidiaries


       23.1(12)  Consent of Deloitte & Touche LLP, independent auditors


       27.1(12)  Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1995.

(4) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(5) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(6) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(7) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1997.

(8) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(9) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(10) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(11) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1999.

(12)    Filed herewith.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

(c) See (a) (3) above for a listing of the exhibits included as a part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     PAGE
                                                                                     ----
Independent Auditors' Report......................................................    36

Consolidated Balance Sheets as of December 31, 1999 and 1998......................    37

Consolidated Statements of Income and Consolidated Statements of Comprehensive
    Income for the Years Ended December 31, 1999, 1998 and 1997...................    38

Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1999, 1998 and 1997..............................................    39

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997..............................................    40

Notes to Consolidated Financial Statements........................................    41 - 56

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Oakley, Inc.:

We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 8 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities".




/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 11, 2000

                          OAKLEY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                           December 31,
                                                                 --------------------------------
                                                                     1999               1998
                                                                 -------------      -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $       5,499      $       4,553
   Accounts receivable, less allowance for doubtful accounts
     of $598 (1999) and $621 (1998)                                     39,113             33,867
   Inventories, net (Note 3)                                            35,061             35,548
   Other receivables                                                     1,776              2,372
   Deferred income taxes (Note 5)                                       11,698              6,074
   Prepaid expenses and other                                            5,561              4,246
                                                                 -------------      -------------
     Total current assets                                               98,708             86,660

Property and equipment, net (Note 4)                                   113,695            118,215
Deposits                                                                 2,281              2,513
Other assets                                                            24,666             18,427
                                                                 -------------      -------------

TOTAL ASSETS                                                     $     239,350      $     225,815
                                                                 =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit (Note 6)                                       $       5,000      $      13,300
   Accounts payable                                                     16,592             12,606
   Accrued expenses and other current liabilities                       10,485              6,646
   Accrued warranty                                                      4,483              4,420
   Income taxes payable (Note 5)                                         1,382              2,567
   Current portion of long-term debt (Note 6)                            1,519              1,519
                                                                 -------------      -------------
       Total current liabilities                                        39,461             41,058

Deferred income taxes (Note 5)                                           3,511              3,418
Long-term debt, net of current portion (Note 6)                         18,541             19,363

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 9):
   Preferred stock, par value $.01 per share; 20,000,000
     shares authorized; no shares issued                                    --                 --
   Common stock, par value $.01 per share; 200,000,000
     shares authorized;  70,037,000 (1999) and
     70,678,000 (1998) issued and outstanding                              700                707
   Additional paid-in capital                                           51,851             55,610
   Retained earnings                                                   126,225            106,383
   Accumulated other comprehensive income                                 (939)              (724)
                                                                 -------------      -------------
       Total shareholders' equity                                      177,837            161,976
                                                                 -------------      -------------

   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                        $     239,350      $     225,815
                                                                 =============      =============



           See accompanying Notes to Consolidated Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      Year Ended December 31,
                                             -------------------------------------------
                                                 1999            1998            1997
                                             -----------     -----------     -----------
Net sales (Note 10)                          $   257,872     $   231,934     $   193,984
Cost of goods sold (Note 12)                     109,338          86,134          75,393
                                             -----------     -----------     -----------
     Gross profit                                148,534         145,800         118,591

Operating expenses:
     Research and development                      6,304           5,231           3,825
     Selling                                      72,184          66,188          53,007
     Shipping and warehousing                      6,592           6,777           5,721
     General and administrative                   30,977          26,299          23,032
                                             -----------     -----------     -----------
           Total operating expenses              116,057         104,495          85,585
                                             -----------     -----------     -----------

Operating income                                  32,477          41,305          33,006

Interest expense, net                              1,951           2,109           1,181
                                             -----------     -----------     -----------
Income before provision for income taxes          30,526          39,196          31,825
Provision for income taxes (Note 5)               10,684          15,051          12,221
                                             -----------     -----------     -----------
Net income                                   $    19,842     $    24,145     $    19,604
                                             ===========     ===========     ===========

Basic net income per common share            $      0.28     $      0.34     $      0.28
                                             ===========     ===========     ===========
Basic weighted average common shares          70,660,000      70,678,000      70,659,000
                                             ===========     ===========     ===========

Diluted net income per common share          $      0.28     $      0.34     $      0.28
                                             ===========     ===========     ===========
Diluted weighted average common shares        70,662,000      70,851,000      70,700,000
                                             ===========     ===========     ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                        Year Ended December 31,
                                                                   -----------------------------------
                                                                     1999          1998         1997
                                                                   --------      --------     --------
Net income                                                         $ 19,842      $ 24,145     $ 19,604

Other comprehensive (loss) income:
     Transition adjustment related to the adoption of SFAS 133         (103)           --           --
     Net unrealized gain on derivative instruments                    1,120            --           --
     Foreign currency translation adjustment                         (1,232)          430       (1,029)
                                                                   --------      --------     --------
     Other comprehensive (loss) income, net of tax                     (215)          430       (1,029)
                                                                   --------      --------     --------
Comprehensive income                                               $ 19,627      $ 24,575     $ 18,575
                                                                   ========      ========     ========



           See accompanying Notes to Consolidated Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       Common Stock             Additional
                                              ----------------------------       Paid-in          Retained
                                                 Shares           Amount         Capital          Earnings
                                              -----------      -----------      -----------      -----------
Balance as of January 1, 1997                  70,960,000      $       710      $    58,218      $    62,634

     Exercise of stock options (Note 9)             3,000               --               36               --
     Repurchase of common shares (Note 9)        (304,000)              (3)          (3,197)              --
     Compensatory stock options                        --               --              113               --
     Net income                                        --               --               --           19,604
     Foreign currency translation                      --               --               --               --
                                              -----------      -----------      -----------      -----------

Balance as of December 31, 1997                70,659,000              707           55,170           82,238

     Exercise of stock options (Note 9)            19,000               --              219               --
     Tax benefit related to exercise of
       stock options                                   --               --               18               --
     Compensatory stock options                        --               --              203               --
     Net income                                        --               --               --           24,145
     Foreign currency translation                      --               --               --               --
                                              -----------      -----------      -----------      -----------

Balance as of December 31, 1998                70,678,000              707           55,610          106,383

     Repurchase of common shares (Note 9)        (641,000)              (7)          (4,097)              --
     Compensatory stock options                        --               --              238               --
     Capital contributions                             --               --              100               --
     Net income                                        --               --               --           19,842
     Other comprehensive loss                          --               --               --               --
                                              -----------      -----------      -----------      -----------

Balance as of December 31, 1999                70,037,000      $       700      $    51,851      $   126,225
                                              ===========      ===========      ===========      ===========





                                               Accumulated
                                                  Other
                                              Comprehensive
                                                  Income           Total
                                               -----------      -----------
Balance as of January 1, 1997                  $      (125)     $   121,437

     Exercise of stock options (Note 9)                 --               36
     Repurchase of common shares (Note 9)               --           (3,200)
     Compensatory stock options                         --              113
     Net income                                         --           19,604
     Foreign currency translation                   (1,029)          (1,029)
                                               -----------      -----------

Balance as of December 31, 1997                     (1,154)         136,961

     Exercise of stock options (Note 9)                 --              219
     Tax benefit related to exercise of
       stock options                                    --               18
     Compensatory stock options                         --              203
     Net income                                         --           24,145
     Foreign currency translation                      430              430
                                               -----------      -----------

Balance as of December 31, 1998                       (724)         161,976

     Repurchase of common shares (Note 9)               --           (4,104)
     Compensatory stock options                         --              238
     Capital contributions                              --              100
     Net income                                         --           19,842
     Other comprehensive loss                         (215)            (215)
                                               -----------      -----------

Balance as of December 31, 1999                $      (939)     $   177,837
                                               ===========      ===========



           See accompanying Notes to Consolidated Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Year Ended December 31,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 19,842      $ 24,145      $ 19,604
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                19,164        16,272        12,982
      Compensatory stock options and capital contributions            338           203           113
      (Gain) loss on disposition of equipment                       3,719          (600)          334
      Deferred income taxes, net                                   (5,531)          143         1,559
      Changes in assets and liabilities, net of effects of
        business acquisitions:
        Accounts receivable                                        (5,879)       (9,586)       (2,921)
        Inventories                                                 1,164        (9,505)        3,727
        Other receivables                                             602           (53)         (962)
        Prepaid expenses and other                                   (288)       (1,229)        2,844
        Accounts payable                                            4,303         5,735        (1,615)
        Accrued expenses, other current liabilities and
          accrued warranty                                          2,709         2,168        (1,067)
        Income taxes payable                                       (1,298)          896         1,671
                                                                 --------      --------      --------

        Net cash provided by operating activities                  38,845        28,589        36,269

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits                                                          255          (965)          674
    Acquisitions of property and equipment                        (16,792)      (29,124)      (43,796)
    Proceeds from sale of property and equipment                      566           851           250
    Acquisitions of businesses and technology (Note 2)             (7,720)       (7,260)       (2,600)
    Other assets                                                       (9)          (53)          789
                                                                 --------      --------      --------

        Net cash used in investing activities                     (23,700)      (36,551)      (44,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                  82,600        78,650        42,800
    Repayments of bank borrowings                                 (92,419)      (69,669)      (35,599)
    Net proceeds from issuance of common shares                        --           237            36
    Repurchase of common shares                                    (4,104)           --        (3,200)
                                                                 --------      --------      --------

        Net cash (used in) provided by financing activities       (13,923)        9,218         4,037

Effect of exchange rate changes on cash                              (276)          640        (1,029)
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash equivalents                  946         1,896        (5,406)
Cash and cash equivalents, beginning of period                      4,553         2,657         8,063
                                                                 --------      --------      --------

Cash and cash equivalents, end of period                         $  5,499      $  4,553      $  2,657
                                                                 ========      ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amounts capitalized)                    $  2,233      $  2,273      $  1,390
                                                                 ========      ========      ========
        Income taxes (net of refunds received)                   $ 16,194      $ 13,333      $  6,550
                                                                 ========      ========      ========


           See accompanying Notes to Consolidated Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

        Description of Business - The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Its designs and innovations are protected by more than 520 legal patents worldwide.

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

        Intangible Assets - The excess of cost over fair market value of net identifiable assets of acquired companies and other intangible assets of $21,126,000 (1999) and $17,267,000 (1998) included in other assets in the accompanying balance sheet are amortized on a straight-line basis over periods ranging from ten to fifteen years. The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis, the Company believes that no impairment of intangible assets exists at December 31, 1999.

        Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 1999, no impairment has been indicated (Note
12).

        Revenue Recognition - Revenue is recognized when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


        Segment Disclosures - The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographics and major customers (Note 11).

        Financial Instruments - The carrying amounts of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and accounts payable, approximate fair value due to the short period of time between origination of the instruments and their expected realization. Management also believes the carrying amount of balances outstanding under the credit agreements approximates fair value as the underlying interest rates reflect market rates.

        Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided for temporary differences between basis of assets and liabilities for financial statement and tax reporting purposes (Note 5).

        Foreign Currency Translation - The Company's primary functional currency is the U.S. dollar, while the functional currency of each of the Company's subsidiaries is the local currency of the subsidiary. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred (Note 8).

        Comprehensive Income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings. All periods have been restated to conform to SFAS No. 130.

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

        Earnings Per Share - Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 1999, 1998 and 1997, the diluted weighted average common shares outstanding includes 2,000, 173,000 and 41,000, respectively, of dilutive stock options.

        New Accounting Pronouncements - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. The adoption of SFAS No. 133 resulted in a transition adjustment recorded by the Company as a cumulative-effect type adjustment of $103,000 as a charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash-flow hedges.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has entered into an interest rate swap agreement. At December 31, 1999, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that, assuming exchange rates at December 31, 1999 remain constant, are expected to result in reclassifications of $0.3 million of losses to earnings over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

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

The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the twelve months ended December 31, 1999, the Company reclassified into earnings a net gain of $1,693,000, resulting from the expiration, sale, termination, or exercise of foreign exchange contracts.

        Reclassifications - Certain reclassifications have been made to prior period financial statements to conform to the presentation for the financial statements for the period ended December 31, 1999.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

        General Business - The Company's historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products, and there can be no assurance of the Company's ability to do so. The consumer products industry, including the sunglass, apparel, footwear, and watch industries, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences; shifts in consumer preferences may adversely affect companies that misjudge such preferences.

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

        Vulnerability Due to Customer Concentrations - Net sales to a sunglass specialty retail chain accounted for approximately 23.0%, 26.0% and 21.5% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 2 -  ACQUISITIONS

During 1997, the Company acquired One Xcel, a company that designs, markets and distributes protective face shields for use with sports helmets, for an aggregate purchase price of approximately $2.6 million. During 1998, the Company acquired the Oakley division of its exclusive Canadian distributor and certain patented technology for an aggregate cost of approximately $7.3 million. During 1999, the Company acquired its Australian distributor and paid approximately $7.7 million for goodwill. All such acquisitions were recorded using the purchase method of accounting and the results of operations from the date of acquisition have been included in the Company's respective 1999, 1998 and 1997 financial statements. The excess of the purchase prices over the fair values of the net assets acquired have been allocated to intangible assets, which are included in the caption "Other assets" in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over periods ranging from ten to fifteen years. Had the acquisitions occurred at the beginning of the fiscal year in which each acquisition was completed, or the beginning of the immediately preceding year, combined pro forma net sales, net income and net income per common share would not have been materially different from that currently being reported.


NOTE 3 -  INVENTORIES

Inventories at December 31, consist of the following:


                                                  1999                   1998
                                              -----------            -----------
Raw materials                                 $14,801,000            $15,316,000
Finished goods                                 20,260,000             20,232,000
                                              -----------            -----------
                                              $35,061,000            $35,548,000
                                              ===========            ===========


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, consist of the following:


                                                      1999               1998
                                                 ------------       ------------
Land                                             $  9,017,000       $  8,999,000
Buildings                                          56,268,000         55,268,000
Automobiles and vans                                1,103,000            972,000
Equipment and furniture                            96,711,000         89,161,000
Tooling                                            12,282,000         10,777,000
Building and leasehold improvements                 1,556,000            942,000
                                                 ------------       ------------
                                                  176,937,000        166,119,000
Less accumulated depreciation
  and amortization                                 63,242,000         47,904,000
                                                 ------------       ------------
                                                 $113,695,000       $118,215,000
                                                 ============       ============

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 5 -  INCOME TAXES

The provision for income taxes for the years ended December 31, consists of the following:


                               1999                 1998                1997
                           ------------         ------------        ------------
Current:
  Federal                  $ 10,406,000         $ 10,900,000        $  7,228,000
  State                       2,540,000            1,840,000           2,234,000
  Foreign                     3,269,000            2,168,000           1,200,000
                           ------------         ------------        ------------
                             16,215,000           14,908,000          10,662,000

Deferred:
  Federal                    (4,626,000)              16,000           1,538,000
  State                        (905,000)             127,000              21,000
                           ------------         ------------        ------------
                             (5,531,000)             143,000           1,559,000
                           ------------         ------------        ------------
                           $ 10,684,000         $ 15,051,000        $ 12,221,000
                           ============         ============        ============


A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:

                                                   1999                1998                1997
                                               ------------        ------------        ------------
Tax at U.S. Federal statutory rates            $ 10,684,000        $ 13,719,000        $ 11,138,000
State income taxes, net                           1,080,000           1,278,000           1,466,000
Foreign sales corporation benefit,
    net of foreign tax rate differential         (1,308,000)           (879,000)           (928,000)
Other, net                                          228,000             933,000             545,000
                                               ------------        ------------        ------------
                                               $ 10,684,000        $ 15,051,000        $ 12,221,000
                                               ============        ============        ============

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:


                                               1999                1998
                                           ------------        ------------
Deferred tax assets:
     Warranty reserve                      $  1,599,000        $  1,603,000
     Uniform capitalization                     624,000             789,000
     Sales returns reserve                    1,156,000             481,000
     State taxes                                448,000             647,000
     Inventory reserve                        1,684,000             959,000
     Allowance for doubtful accounts            230,000             213,000
     Accrued vacation                           415,000             407,000
     Restructuring reserve                    4,723,000                  --
     Other                                      819,000             975,000
                                           ------------        ------------
         Total deferred tax assets           11,698,000           6,074,000

Deferred tax liabilities:
     Depreciation and amortization           (3,511,000)         (3,418,000)
                                           ------------        ------------
Net deferred tax assets                    $  8,187,000        $  2,656,000
                                           ============        ============


NOTE 6 -  DEBT

        Line of Credit - The Company has an unsecured line of credit with a bank syndicate, which matures in August 2001, allowing for borrowings up to $50 million. The line of credit bears interest at either the bank's prime lending rate (8.50% at December 31, 1999) or LIBOR plus 0.75% (6.58% at December 31,
1999). At December 31, 1999 and 1998, the Company had $5.0 million and $13.3 million outstanding under the credit agreement, respectively. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 1999, the Company was in compliance with all restrictive covenants and financial ratios.

        Long-Term Debt - The Company has a real estate term loan with an outstanding balance of $19.4 million at December 31, 1999, which expires September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (7.11% at December 31, 1999).

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 7 - COMMITMENTS AND CONTINGENCIES

        Leases - The Company is committed under noncancelable operating leases expiring at various dates through 2006 for certain offices, warehouse facilities, production facilities and aircraft. The aircraft are leased from entities controlled by officers and shareholders of the Company.

Minimum future annual rentals under these leases are as follows:


    Year Ending
    December 31,      Related Party              Other                  Total
---------------       -------------           ----------            -----------
2000                    $   91,000            $1,135,000            $1,226,000
2001                        10,000             1,042,000             1,052,000
2002                            --               581,000               581,000
2003                            --               419,000               419,000
2004                            --               396,000               396,000
Thereafter                      --               547,000               547,000
                        ----------            ----------            ----------
Total                   $  101,000            $4,120,000            $4,221,000
                        ==========            ==========            ==========


Rent expense for the years ended December 31, is summarized as follows:


                               1999                  1998                  1997
                           ----------            ----------            ----------
Related parties            $  125,000            $  124,000            $  114,000
Other                       1,126,000             1,023,000             1,378,000
                           ----------            ----------            ----------
  Total                    $1,251,000            $1,147,000            $1,492,000
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

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


        Endorsement Contracts - The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company's products. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:


 Year Ending
 December 31,
-------------
2000                                           $4,651,000
2001                                            1,982,000
2002                                            1,088,000
2003                                              942,000
2004                                              500,000
Thereafter                                        500,000
                                               ----------
Total                                          $9,663,000
                                               ==========



Included in such amounts is an annual retainer of $0.5 million through 2005 for a director of the Company.

        Litigation - During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act of 1933, as amended. On July 26, 1999, the Superior Court entered a dismissal without prejudice of the California Securities Actions. In March 1997, the Company was named as a nominal defendant in a putative derivative action (the "California Derivative Action") filed in the Superior Court against two of the Company's officers and directors based on substantially the same allegations as those in the California Securities Actions. The derivative plaintiff seeks to recover damages and other relief on behalf of the Company. On February 4, 1998, the court entered a final order of dismissal of the putative derivative action. On April 8, 1998, the derivative plaintiff filed a notice of appeal in the Superior Court. In March 1999, the parties to the California Derivative Action entered into a stipulation of settlement regarding the derivative claims. On June 24, 1999, the California Court of Appeal, Fourth Appellate District, approved the settlement and entered a final judgement dismissing with prejudice the California Derivative Action and approving the Company's release of claims against defendants James Jannard and Mike Parnell. The settlement is not expected to have a material adverse effect on the Company. During October, November, and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division (the "District Court"), against the Company, three of its officers and directors, and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


Securities Actions seek unspecified damages and other relief. On July 10, 1998, the Company and the other defendants filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss filed by the Company and the other defendants. On March 3, 1999, the defendants filed answers in the Federal Securities Actions. On June 29, 1999, the District Court approved stipulations for class certification that the parties had submitted and entered orders for class certification in the Federal Securities Actions. Although it is too soon to predict the outcome of the Federal Securities Actions with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a significant effect on the accompanying consolidated financial statements.


NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. The adoption of SFAS No. 133 resulted in a transition adjustment recorded by the Company as a cumulative-effect type adjustment of a $103,000 charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash-flow hedges.

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has entered into an interest rate swap agreement. At December 31, 1999, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that, assuming exchange rates at December 31, 1999 remain constant, are expected to result in reclassifications of $0.3 million of losses to earnings over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will no occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the twelve months ended December 31, 1999, the Company reclassified into earnings a net gain of $1,693,000 resulting from the expiration, sale, termination, or exercise of foreign currency exchange contracts.

The following is a summary of the foreign currency contracts outstanding at December 31, 1999:


                             U.S. Dollar                       Fair
                             Equivalent     Maturity          Value
                            ------------    --------       -----------
Forward Contracts:
     British pounds          $ 989,995      Mar. 2000      $ 1,000,355
     British pounds          2,143,105      Jun. 2000        2,165,001
     British pounds          4,014,890      Sep. 2000        4,052,180
     British pounds          3,192,855      Dec. 2000        3,219,347
     Canadian dollars        1,263,201      Mar. 2000        1,208,639
     Canadian dollars          835,922      Mar. 2000          818,741
     Canadian dollars        1,819,562      Jun. 2000        1,783,491
     Canadian dollars        2,565,058      Sep. 2000        2,516,763
     Canadian dollars        1,535,169      Dec. 2000        1,507,286
     Japanese yen              263,466      Mar. 2000          240,214
     Japanese yen              829,430      Jun. 2000          766,940
     Japanese yen            1,014,832      Sep. 2000          951,510
     Japanese yen            2,771,272      Dec. 2000        2,635,731
     French francs             774,443      Jan. 2000          800,000
     French francs             774,443      Feb. 2000          800,000
     French francs           1,258,470      Mar. 2000        1,300,000
     French francs             774,443      Apr. 2000          800,000
     French francs             871,249      May  2000          900,000
     French francs           1,449,776      Jun. 2000        1,500,000
     French francs           1,353,125      Jul. 2000        1,400,000
     French francs           1,546,428      Aug. 2000        1,600,000
     French francs           1,933,035      Sep. 2000        2,000,000
     French francs           1,739,732      Oct. 2000        1,800,000
     French francs           1,643,080      Nov. 2000        1,700,000
     French francs           1,449,776      Dec. 2000        1,500,000
                          ------------                     -----------
                          $ 38,806,757                     $38,966,198
                          ============                     ===========

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 1999, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.


NOTE 9 - SHAREHOLDERS' EQUITY

        Stock Repurchase - In October 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million shares of the Company's common stock. Under this program, the Company bought approximately 756,000 shares of common stock between October 1996 and March 1997. During December 1999, the Company purchased an additional 641,000 shares of its common stock at an aggregate cost of approximately $4.1 million. As of December 31, 1999, total common stock repurchased was 1,397,000 shares at an aggregate cost of approximately $13.7 million.

        Stock Incentive Plan - The Company's 1995 Stock Incentive Plan (the "Plan") provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. A total of 6,712,000 shares have been reserved for issuance under the Plan. At December 31, 1999, stock options for 2,065,019 shares were exercisable and 3,104,745 shares were available for issuance pursuant to new stock option grants.

The following table summarizes information with respect to the Plan for the years ended December 31, 1999, 1998 and 1997:


                                                  1999                  1998                  1997
                                              -------------         -------------         -------------
Outstanding shares at January 1                   3,335,436             3,320,324             2,015,792
    Granted                                         991,255               159,141             1,445,329
    Cancelled                                      (753,593)             (125,058)             (137,723)
    Exercised                                            --               (18,971)               (3,074)
                                              -------------         -------------         -------------
Outstanding shares at December 31                 3,573,098             3,335,436             3,320,324
                                              =============         =============         =============

Exercisable shares at December 31                 2,065,019             1,478,729               761,872
                                              =============         =============         =============

Average exercise price at January 1           $       10.88         $       10.85         $       11.73
    Granted                                            7.56                 11.58                  9.65
    Cancelled                                          8.54                 10.96                 11.07
    Exercised                                            --                 11.55                 11.50
Average exercise price at December 31         $       10.45         $       10.88         $       10.85

Weighted average exercise price of
    exercisable options at December 31        $       11.82         $       11.27         $       11.75

Weighted average fair value of
    options granted during the year           $        3.23         $        5.07         $        4.99

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


Additional information regarding options outstanding as of December 31, 1999 is as follows:


                                           Options Outstanding                   Options Exercisable
                                       ------------------------------       -----------------------------
                                       Weighted Avg
                                         Remaining
    Range of              Number        Contractual     Weighted Avg           Number       Weighted Avg
Exercise Prices        Outstanding       Life (yrs)    Exercise Price       Exercisable    Exercise Price
---------------        -----------     -------------   --------------       -----------    --------------
 $  5.56 - 8.75          788,832           8.49            $  7.90            168,808          $  8.50
 $  9.06 - 10.81         925,519           7.93            $  9.88            455,932          $ 16.20
 $ 11.50 - 12.50       1,766,784           7.22            $ 11.56          1,368,017          $ 11.55
 $ 13.06 - 25.19          91,963           8.08            $ 16.49             72,262          $ 16.89

During the years ended December 31, 1999, 1998 and 1997, the Company recorded stock compensation expense of $238,000, $203,000 and $113,000, respectively, associated with stock options issued to non-employees.

As disclosed in Note 1, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based awards. No compensation expense has been recognized in the financial statements for employee stock arrangements. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in accounting for stock-based awards as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                      1999           1998           1997
                                  -------------  -------------  -------------
Stock volatility                  39.8%-51.5%    39.3%-54.0%    54.5%-71.3%
Risk-free interest rate               5.5%           5.5%           5.5%
Expected dividend yield                0%             0%             0%
Expected life of option            3-4 years      3-4 years      3-5 years

If the computed fair value of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, net income would have been as follows:

                                                    1999                  1998                  1997
                                               --------------        --------------        --------------
Net income:
   As reported                                 $   19,842,000        $   24,145,000        $   19,604,000
   Pro forma                                   $   17,498,000        $   22,052,000        $   18,117,000

Basic and diluted net income per share:
   As reported                                 $         0.28        $         0.34        $         0.28
   Pro forma                                   $         0.25        $         0.31        $         0.26

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 10 - NET SALES

The Company's net sales to U.S. and international customers for the years ended December 31, are summarized as follows:


                          1999                1998                1997
                     ------------        ------------        ------------
United States        $141,767,000        $136,546,000        $113,942,000
International         116,105,000          95,388,000          80,042,000
                     ------------        ------------        ------------
                     $257,872,000        $231,934,000        $193,984,000
                     ============        ============        ============



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

Although the Company operates in one industry segment, it derives revenues from different product lines within the segment. Revenues as a percentage of gross sales from external customers for each product line for the years ended December 31, are as follows:

                                1999           1998           1997
                               ------         ------         ------
Sunglasses                       77.9%          79.0%          81.6%
Other Consumer Products          21.0           20.0           18.4
Footwear                          1.1            1.0             --
                               ------         ------         ------
                                100.0%         100.0%         100.0%
                               ======         ======         ======

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


Consumer product information related to domestic and foreign operations is as follows:


                                                      1999
                           -----------------------------------------------------------
                                                  (in thousands)
                            United        Continental
                            States           Europe     Other Countries  Consolidated
                           --------       -----------   ---------------  ------------
Net sales                  $169,887        $ 40,880        $ 47,105        $257,872
Operating income             23,750           2,903           5,825          32,478
Net income                   14,174           1,890           3,778          19,842
Identifiable assets         177,600          15,919          45,831         239,350

                                                      1998
                           -----------------------------------------------------------
                                                  (in thousands)
                            United        Continental
                            States           Europe     Other Countries  Consolidated
                           --------       -----------   ---------------  ------------
Net sales                  $164,924        $ 34,835        $ 32,175        $231,934
Operating income             35,658           2,270           3,377          41,305
Net income                   20,644           1,256           2,245          24,145
Identifiable assets         191,408          15,732          18,675         225,815

                                                      1997
                           -----------------------------------------------------------
                                                  (in thousands)
                            United        Continental
                            States           Europe     Other Countries  Consolidated
                           --------       -----------   ---------------  ------------
Net sales                  $147,242        $ 30,442        $ 16,300        $193,984
Operating income             29,832           1,224           1,950          33,006
Net income                   17,598             730           1,276          19,604
Identifiable assets         160,579          10,638          10,074         181,291


NOTE 12 - RESTRUCTURE CHARGE

In October 1999, the Company's Board of Directors approved strategic initiatives (the "Restructuring Plan") to restructure and refocus the Company's footwear business. Under the Restructuring Plan, the Company will substantially reduce its current in-house footwear manufacturing capabilities and will partner with select third-party manufacturers to assist in the development and manufacture of the Company's complete footwear product line. Additionally, the Company intends to increase its emphasis on direct-sales channels to augment sales throughout traditional retail accounts and to broaden accessibility of the Company's products to its customers.

Related to this Restructuring Plan, the Company recorded a charge of $12.6 million ($8.2 million, or $0.12 per share, on an after-tax basis) during the fourth quarter of the fiscal year ended December 31, 1999. This charge is included in cost of goods sold and is comprised of the following components:

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                        (in thousands)
                                                         ------------
Writedown of excess inventories (including
        inventory associated with product returns)        $ 8,502
Writedown of production equipment to estimated
        net realizable value                                3,592
Other costs associated with Restructuring Plan                506
                                                          -------
                                                          $12,600
                                                          =======

The Company will incur no material incremental employee separation costs associated with the Restructuring Plan. The Company believes the restructuring of the Company's footwear operations will be complete by October 2000. The $12.6 million charge includes reserves related to inventory, aggregating $6.5 million, which the Company anticipates will be utilized upon ultimate disposal of inventory during the restructure period.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)




                                                               First          Second          Third            Fourth
                                                              Quarter         Quarter        Quarter          Quarter
                                                             ---------        -------        -------          -------
                                                                          (in thousands, except per share data)
Year ended December 31, 1999:
      Net sales                                              $ 48,726        $ 72,071        $ 70,819        $ 66,256
      Gross profit                                             28,673          46,784          44,127          28,950(1)
      Income (loss) before provision for income taxes           2,168          16,334          15,892          (3,868)
      Net income (loss)                                         1,409          10,617          10,322          (2,506)
      Basic net income (loss) per share                      $   0.02        $   0.15        $   0.15        $  (0.04)
      Diluted net income (loss) per share                    $   0.02        $   0.15        $   0.15        $  (0.04)

Year ended December 31, 1998:
      Net sales                                              $ 41,000        $ 70,030        $ 67,263        $ 53,641
      Gross profit                                             24,818          45,461          41,903          33,618
      Income before provision for income taxes                  2,128          18,123          13,375           5,570
      Net income                                                1,311          11,164           8,239           3,431
      Basic net income per share                             $   0.02        $   0.16        $   0.12        $   0.05
      Diluted net income per share                           $   0.02        $   0.16        $   0.12        $   0.05

Year ended December 31, 1997:
      Net sales                                              $ 34,403        $ 55,150        $ 59,418        $ 45,013
      Gross profit                                             19,656          36,055          36,048          26,832
      Income before provision for income taxes                    893          14,363          11,064           5,505
      Net income                                                  550           8,848           6,815           3,391
      Basic net income per share                             $   0.01        $   0.13        $   0.10        $   0.05
      Diluted net income per share                           $   0.01        $   0.13        $   0.10        $   0.05


(1) Cost of goods sold includes a $12.6 million charge recorded in 1999 in connection with the restructuring of the Company's footwear, see Note 12 in Notes to Consolidated Financial Statements.

                          OAKLEY, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                          OAKLEY, INC. AND SUBSIDIARIES
                         SCHEDULE II - VALUATION AND QUALIFIYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997


                                                           Additions
                                           Balance at      charged to                                      Balance
                                           beginning       costs and                                      at end of
                                           of period        expense      Deductions     Adjustments        period
                                          -----------     -----------    ----------     ------------     -----------
For the year ended December 31, 1999:
  Allowance for doubtful accounts         $   621,000     $    12,000    $  (35,000)    $        --      $   598,000
                                          ===========     ==========     ==========     ===========      ===========

  Inventory reserve                       $ 2,322,000     $ 6,950,000    $       --     $       --       $ 9,272,000(1)
                                          ===========     ==========     ==========     ===========      ===========

For the year ended December 31, 1998:
  Allowance for doubtful accounts         $   551,000     $    70,000    $       --     $        --      $   621,000
                                          ===========     ==========     ==========     ===========      ===========

  Inventory reserve                       $ 1,725,000     $   597,000    $       --     $        --      $ 2,322,000
                                          ===========     ==========     ==========     ===========      ===========

For the year ended December 31, 1997:
  Allowance for doubtful accounts         $   590,000     $    12,000    $  (31,000)    $   (20,000)     $   551,000
                                          ===========     ==========     ==========     ===========      ===========

  Inventory reserve                       $   600,000     $ 1,125,000    $       --     $        --      $ 1,725,000
                                          ===========     ==========     ==========     ===========      ===========


(1) Includes inventory reserves related to the $12.6 million restructuring charge recorded in 1999 in connection with the restructuring of the Company's footwear operations.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  OAKLEY, INC.

By:   /s/ Jim Jannard
    ----------------------------------
          Jim Jannard
          Chairman of the Board and Chief Executive Officer


Date:   March 29, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                 Title                             Date
        ---------                                 -----                             ----
/s/ Jim Jannard                        Chairman of the Board and CEO           March  29, 2000
--------------------------------       (Principal Executive Officer)
         Jim Jannard

/s/ Link Newcomb                       Chief Operating Officer and Director    March  29, 2000
--------------------------------
        Link Newcomb

/s/ Colin Baden                        President                               March  29, 2000
--------------------------------
    Colin Baden

/s/ Thomas George                      Chief Financial Officer                 March  29, 2000
--------------------------------       (Principal Accounting Officer)
       Thomas George

/s/ Michael Jordan                     Director                                March  29, 2000
--------------------------------
       Michael Jordan

/s/ Irene Miller                       Director                                March  29, 2000
--------------------------------
       Irene Miller

/s/ Mike Parnell                       Director                                March 29, 2000
--------------------------------
         Mike Parnell

/s/ Orin Smith                         Director                                March  29, 2000
--------------------------------
         Orin Smith

                                 EXHIBIT INDEX



      EXHIBIT
       NUMBER                        DESCRIPTION
      -------                        -----------
       3.1(1)    Articles of Incorporation of the Company

       3.2(1)    Bylaws of the Company

       3.3(4) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September
                 26, 1996

       3.4(10)   Amendment #1 to Section 1 and Sections 3a through 3f of Article
                 IV of the (10) Amended and Restated Bylaws of Oakley, Inc.

       10.1(2)   Agreement, dated July 17, 1995, between Oakley, Inc. and
                 Michael Jordan

       10.2(3)   Oakley, Inc. 1995 Stock Incentive Plan

       10.3(3)   Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

       10.4(3)   Oakley, Inc. Executive Officer Performance Bonus Plan

       10.5(5)   Employment Agreement, dated as of January 31, 1997, between
                 Oakley, Inc. and Link Newcomb

       10.6(5)   Amendment No. 1 to Employment Agreement, dated February 1,
                 1997, between Oakley, Inc. and Link Newcomb

       10.7(3)   Indemnification Agreement, dated August 1, 1995, between
                 Oakley, Inc. and Jim Jannard

       10.8(1) Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers

       10.9(3)   Aircraft Lease Agreement, dated August 10, 1995, between
                 Oakley, Inc. and X, Inc.

       10.10(3)  Aircraft Lease Agreement, dated August 10, 1995, between
                 Oakley, Inc. and Time Tool Incorporated

       10.11(1)  Registration Rights Agreement, dated August 1, 1995, between
                 Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable
                 Trust

       10.12(3)  Indemnification Agreement, dated August 9, 1995, between
                 Oakley, Inc., Jim Jannard and the M. and M. Parnell Revocable
                 Trust

       10.13(5) Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor
                 International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)

       10.14(5)  Promissory Note, dated March 20, 1997, between Oakley, Inc. and
                 Bank of America National Trust and Savings Association

       10.15(6)  Consultant Agreement, dated as of August 1, 1997, between
                 Oakley, Inc. and Mike Parnell

       10.16(6)  Consultant Agreement, dated as of August 1, 1997, between
                 Oakley, Inc. and Jim Jannard

       10.17(6)  Promissory Note, dated August 7, 1997, between Oakley, Inc. and
                 Bank of America National Trust and Savings Association

       10.18(6) Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and
                 Savings Association

       10.19(6) Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and
                 Savings Association

       10.20(6)  Deed of Trust with Assignment of Rents, Security Agreement and
                 Fixture Filing, dated August 7, 1997, between Oakley, Inc. and
                 Bank of America National Trust and Savings Association

       10.21(6)  Standing Loan Agreement , dated August 7, 1997 between Oakley,
                 Inc. and Bank of America National Trust and Savings Association

       10.22(7)  First Amendment to Standing Loan Agreement, dated January
                 12, 1998, between Oakley, Inc. and Bank of America National
                 Trust and Savings Association

       10.23(7)  Indemnification Agreement, dated October 3, 1997, between
                 Oakley, Inc. and William D. Schmidt

       10.24(7)  Employment Agreement, dated October 6, 1997 between Oakley,
                 Inc. and Thomas A. George

       10.25(7)  Indemnification Agreement, dated October 6, 1997 between
                 Oakley, Inc. and Thomas A. George

       10.26(8) Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.

       10.27(8) Amended and Restated Consultant Agreement, dated May 12, 1998, between Mike Parnell and Oakley, Inc.

       10.28(8) Amended and Restated Employment Agreement, dated May 12, 1998, between Link Newcomb and Oakley, Inc.

       10.29(8) Amended and Restated Employment Agreement, dated May 12, 1998, between Thomas George and Oakley, Inc.

       10.30(9)  Second Amended and Restated Credit Agreement, dated August 25,
                 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named herein

       10.31(9) Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and
                 Savings Association

       10.32(9) Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and
                 Savings Association

       10.33(11) Employment Agreement, dated May 1, 1999, between William
                 Schmidt and Oakley, Inc.

       10.34(11) Amended and Restated Employment Agreement, dated May 1, 1999, between Link Newcomb and Oakley, Inc.

       10.35(11) Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan.


       10.36(11) Oakley, Inc. Amended and Restated Executive Officers
                 Performance Bonus Plan.

       10.37(12) Severance and Release Agreement, dated October 6, 1999, between
                 William Schmidt and Oakley, Inc.

       10.38(12) Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 1999, between Link Newcomb and Oakley, Inc.

       10.39(12) Second Amended and Restated Employment Agreement, dated January
                 1, 2000, between Thomas George and Oakley, Inc.

       21.1(12)  List of Material Subsidiaries


       23.1(12)  Consent of Deloitte & Touche LLP, independent auditors


       27.1(12)  Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1995.

(4) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(5) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(6) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(7) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1997.

(8) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(9) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(10) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(11) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1999.

(12)    Filed herewith.