Form 10-Q
period 2000-03-31
OAKLEY INC
filed 2000-05-15
CIK 946356

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                                       or

           ( )Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the Transition Period From _________To_________

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

                                 (949) 951-0991
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes          X            No       ______
                             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  68,491,877 shares
--------------------------------------                  -----------------
              (Class)                            (Outstanding on May 10, 2000)

                                  OAKLEY, INC.
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of March 31, 2000
   and December 31, 1999.....................................................  3

Consolidated Statements of Income for the three-month
   periods ended March 31, 2000 and 1999.....................................  4

Consolidated Statements of Comprehensive Income for the
   three-month periods ended March 31, 2000 and 1999.........................  4

Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999..............................................  5

Notes to Consolidated Financial
Statements...................................................................  6-8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations..................................................  9-12

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk..........  13-15

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings...................................................  16-18

ITEM 2 - Changes in Securities and Use of Proceeds...........................  18

ITEM 3 - Defaults Upon Senior Securities.....................................  18

ITEM 4 - Submission of Matters to a Vote of Security Holders.................  18

ITEM 5 - Other Information...................................................  18

ITEM 6 - Exhibits and Reports on Form 8-K....................................  19

Signatures...................................................................  20

Exhibits.....................................................................  21

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                     ASSETS
                                                                     March 31, 2000         December 31, 1999
                                                                     --------------         -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $       5,911           $       5,499
   Accounts receivable, less allowance for doubtful accounts
     of $985 (2000) and $598 (1999)                                          37,944                  39,113
   Inventories, net (Note 2)                                                 40,847                  35,061
   Other receivables                                                          1,473                   1,776
   Deferred income taxes                                                     11,709                  11,698
   Prepaid expenses and other                                                 8,086                   5,561
                                                                      -------------           -------------
     Total current assets                                                   105,970                  98,708

Property and equipment, net                                                 114,294                 113,695
Deposits                                                                      2,209                   2,281
Other assets                                                                 22,382                  24,666
                                                                      -------------           -------------

TOTAL ASSETS                                                          $     244,855           $     239,350
                                                                      =============           =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit (Note 3)                                            $       9,400           $       5,000
   Accounts payable                                                          16,030                  16,592
   Accrued expenses and other current liabilities                             9,917                  10,485
   Accrued warranty                                                           4,504                   4,483
   Income taxes payable                                                       3,072                   1,382
   Current portion of long-term debt (Note 3)                                 1,519                   1,519
                                                                      -------------           -------------
       Total current liabilities                                             44,442                  39,461

Deferred income taxes                                                         3,401                   3,511
Long-term debt, net of current portion                                       18,223                  18,541

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 20,000,000
     shares authorized; no shares issued                                          -                       -
   Common stock, par value $.01 per share; 200,000,000
     shares authorized;  69,468,000 (2000) and
     70,037,000 (1999) issued and outstanding                                   695                     700
   Additional paid-in capital                                                47,004                  51,851
   Retained earnings                                                        131,697                 126,225
   Accumulated other comprehensive income                                      (607)                   (939)
                                                                      -------------           -------------
       Total shareholders' equity                                           178,789                 177,837
                                                                      -------------           -------------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                             $     244,855           $     239,350
                                                                      =============           =============

           See accompanying Notes to Consolidated Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                                         Three months ended
                                                                               March 31,
                                                                               ---------
                                                                  2000                         1999
                                                                  ----                         ----
Net sales                                                   $    63,086                    $    48,726
Cost of goods sold                                               24,011                         20,053
                                                            -----------                    -----------
      Gross profit                                               39,075                         28,673

Operating expenses:
      Research and development                                    1,641                          1,454
      Selling                                                    18,036                         15,674
      Shipping and warehousing                                    1,631                          1,244
      General and administrative                                  8,791                          7,536
                                                            -----------                    -----------
            Total operating expenses                             30,099                         25,908
                                                            -----------                    -----------

Operating income                                                  8,976                          2,765

Interest expense, net                                               558                            597
                                                            -----------                    -----------
Income before provision for income taxes                          8,418                          2,168
Provision for income taxes                                        2,946                            759
                                                            -----------                    -----------
Net income                                                  $     5,472                    $     1,409
                                                            ===========                    ===========

Basic net income per common share                           $      0.08                    $      0.02
                                                            ===========                    ===========
Basic weighted average common shares                         69,901,000                     70,678,000
                                                            ===========                    ===========

Diluted net income per common share                         $      0.08                    $      0.02
                                                            ===========                    ===========
Diluted weighted average common shares                       69,930,000                     70,678,000
                                                            ===========                    ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                         2000                         1999
                                                                         ----                         ----
Net income                                                             $ 5,472                     $ 1,409

Other comprehensive (loss) income:
      Transition adjustment related to the adoption
      of SFAS 133                                                            -                        (103)
      Net unrealized gain on derivative instruments                      1,120                         754
      Foreign currency translation adjustment                             (788)                       (798)
                                                                       -------                     -------
      Other comprehensive (loss) income, net of tax                        332                        (147)

                                                                       -------                     -------
Comprehensive income                                                   $ 5,804                     $ 1,262
                                                                       =======                     =======


           See accompanying Notes to Consolidated Financial Statements

                                  OAKLEY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Three months ended March 31,
                                                                                          ----------------------------
                                                                                            2000                1999
                                                                                            ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $  5,472           $  1,409

  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           4,890              4,533
     Compensatory stock options                                                                 48                 55
     Gain on disposition of equipment                                                            1                 10
     Deferred income taxes                                                                    (122)                14
     Changes in assets and liabilities, net of effects of business acquisitions:
         Accounts receivable                                                                   450             (2,026)
         Inventories                                                                        (6,231)             3,403
         Other receivables                                                                     301                240
         Prepaid expenses and other                                                         (1,424)               260
         Accounts payable                                                                     (398)              (228)
         Accrued expenses, other current liabilities and accrued warranty                     (282)            (1,022)
         Income taxes payable                                                                2,004                341
                                                                                          --------           --------

    Net cash provided by operating activities                                                4,709              6,989

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits                                                                                   72             (1,277)
     Acquisitions of property and equipment                                                 (5,113)            (3,407)
     Proceeds from sale of property and equipment                                                5                113
     Other assets                                                                              759                 83
                                                                                          --------           --------

    Net cash used in investing activities                                                   (4,277)            (4,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bank borrowings                                                          25,000             12,600
     Repayments of bank borrowings                                                         (20,869)           (14,780)
     Repurchase of common shares                                                            (4,900)                 -
                                                                                          --------           --------

    Net cash used in financing activities                                                     (769)            (2,180)

Effect of exchange rate changes on cash                                                        749                310

Net increase in cash and cash equivalents                                                      412                631
Cash and cash equivalents, beginning of period                                               5,499              4,553
                                                                                          --------           --------

Cash and cash equivalents, end of period                                                  $  5,911           $  5,184
                                                                                          ========           ========


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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of March 31, 2000 and December 31, 1999, the consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results of operations for the entire year ending December 31, 2000.

NOTE 2 - INVENTORIES
Inventories consist of the following:

                            March 31, 2000           December 31, 1999
                            --------------           -----------------
Raw Materials                $17,955,000               $14,801,000
Finished Goods                22,892,000                20,260,000
                             -----------               -----------
                             $40,847,000               $35,061,000
                             ===========               ===========


NOTE 3 - FINANCING ARRANGEMENTS
Line of credit - The Company has an unsecured line of credit with a bank syndicate, which expires in August 2001, allowing for borrowings up to $50 million. The line of credit bears interest at either the bank's prime lending rate (9.00% at March 31, 2000) or LIBOR plus 0.75% (6.88% at March 31, 2000). At
March 31, 2000, the Company had $9.4 million outstanding under the credit agreement. At March 31, 2000, the Company was in compliance with all restrictive covenants and financial ratios.

Long-term debt - The Company has a real estate term loan with an outstanding balance of $19.0 million at March 31, 2000, which matures September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (7.11% at March 31, 2000).

NOTE 4 - LITIGATION
During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders (the " Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act of 1933, as amended. On July 26, 1999, the Superior Court entered a dismissal without prejudice of the California Securities Actions. During October, November, and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division (the "District Court"), against the Company, three of its officers and directors, and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. On July 10, 1998, the Company and the other defendants filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss filed by the Company and the other defendants. On March 3, 1999, the defendants filed answers in the Federal Securities Actions. On June 29, 1999, the District Court approved stipulations for class certification that the parties had submitted and entered orders for class certification in the Federal Securities Actions. Although it is too soon to predict the outcome of the Federal Securities Actions with any certainty, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a significant effect on the accompanying consolidated financial statements.

NOTE 5 - DERIVATIVE FINANCIAL INFORMATION
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. The adoption of SFAS No. 133 resulted in a transition adjustment recorded by the Company as a cumulative-effect type adjustment of a $103,000 charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash-flow hedges.

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has entered into an interest rate swap agreement. At March 31, 2000, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that, assuming exchange rates at March 31, 2000 remain constant, are expected to result in reclassifications of $1.3 million of gains to earnings over the next nine months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended March 31, 2000, the Company reclassified into earnings a net loss of $461,000 resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

NOTE 6 - RESTRUCTURE CHARGE
A restructure charge of $12.6 million ($8.2 million, or $0.12 per share, on an after-tax basis) was recorded in the fourth quarter of fiscal 1999 as part of the strategic initiatives (the "Restructuring Plan") approved in October 1999 by the Company's Board of Directors. Under the Restructuring Plan, the Company has reduced its in-house footwear manufacturing capabilities and selected third-party partners to assist in the development and manufacture of the Company's complete footwear line. The charge was included in cost of sales and was comprised of the following components:

                                                                (in thousands)
                                                                ---------------
     Writedown of excess inventories (including inventory
              associated with product returns)                     $ 8,502
     Writedown of production equipment to estimated net
              realizable value                                       3,592
     Other costs associated with Restructuring Plan                    506
                                                                   -------
                                                                   $12,600
                                                                   =======


The Company expects to complete the restructuring of its footwear operations by October 2000. For the three months ended March 31, 2000, the Company utilized $3.6 million of its restructuring reserves primarily for the disposal of certain excess inventories. Restructuring reserves as of March 31, 2000 were $2.9 million, which the Company anticipates will be utilized upon ultimate disposal of the inventory during the restructure period.

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2000, the diluted weighted average common shares outstanding included 29,000 dilutive stock options while at March 31, 1999, the diluted weighted average common shares did not include any dilutive options.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999
------------------------------------------

Net sales
Net sales increased to $63.1 million for the three months ended March 31, 2000 from $48.7 million for the three months ended March 31, 1999, an increase of $14.4 million, or 29.5%. The increase in net sales was primarily attributable to a 24.5%, or $10.5 million, increase in gross sunglass sales. Gross sunglass sales were $52.6 million for the first quarter of 2000 compared to $42.1 million for the first quarter of 1999. For the quarter ended March 31, 2000, the Company experienced an 18.8% increase in sunglass unit volume and a 5.2% increase in average selling prices. The increase in gross sunglass sales was driven by strong sales of the Company's Jackets line, including the Minutes and the new Straight Jacket introduced in November 1999, and the X Metal line, including the Romeo, as well as newer models, Juliet, introduced in February 1999 and the XX, introduced in December 1999. Sales of the Company's polarized styles for the three months ended March 31, 2000 also contributed to the increase in gross sunglass sales with a 66.4%, or $0.8 million, increase over the three months ended March 31, 1999. The Company's prescription eyewear gross sales increased 184%, or $1.3 million, to $2.0 million for the three months ended March 31, 2000 from $0.7 million for comparable 1999 period. As a group, gross sales of goggles, apparel, footwear, watches and sunglass accessories increased 19.6%, or $2.1 million, during the quarter ended March 31, 2000 over the quarter ended March 31, 1999, primarily due to increased goggle sales, including sales from the Company's new motocross goggle introduced during this first quarter of 2000. During the quarter ended March 31, 2000, the Company's U.S. net sales increased 17.9%, or $5.1 million, to $33.6 million from $28.5 million in the comparable 1999 period, principally as a result of a 44.5% increase in net sales to the Company's broad specialty store account base. Sales to the Company's largest U.S. customer, Sunglass Hut, decreased 19.8% to $9.5 million for the three months ended March 31, 2000 from $11.8 million for the three months ended March 31, 1999. The Company's international sales increased 45.9% to $29.5 million during the first quarter of 2000 from $20.2 million in 1999, principally as a result of increased sales in all direct operations, including significant increases in continental Europe, United Kingdom, Australia, Japan and South Africa. On November 1, 1999, the Company acquired its Australian distributor, which contributed to the increase in direct international sales during the quarter ended March 31, 2000. Sales from the Company's direct international offices represented 83.4% of total international sales for the quarter ended March 31, 2000, compared to 77.1% for the comparable 1999 quarter. On a constant dollar basis, international sales increased 51.4% from the quarter ended March 31, 2000 when compared to the quarter ended March 31, 1999.

Gross profit
Gross profit increased to $39.1 million for the three months ended March 31, 2000 from $28.7 million for the three months ended March 31, 1999, an increase of $10.4 million, or 36.3%. As a percentage of net sales, gross profit increased to 61.9% for the three months ended March 31, 2000 from 58.8% for the three months ended March 31, 1999. The increase in gross profit as a percentage of net sales is attributable to several factors, including increased sales volume resulting in better utilization of the Company's fixed-cost infrastructure and thereby generating positive leverage, reduced sales returns and discounts, improved footwear operations and the Company's acquisition of its Australian distributor in November 1999.

A restructure charge of $12.6 million ($8.2 million, or $0.12 per share, on an after-tax basis) was recorded in the fourth quarter of fiscal 1999 as part of the strategic initiatives (the "Restructuring Plan") approved in October 1999 by the Company's Board of Directors. Under the Restructuring Plan, the Company has reduced its in-house footwear manufacturing capabilities and selected third-party partners to assist in the development and manufacture of the Company's complete footwear line. The charge was included in cost of sales and was comprised of the following components:

                                                                 (in thousands)
                                                                 ---------------
     Writedown of excess inventories (including inventory
              associated with product returns)                      $ 8,502
     Writedown of production equipment to estimated net
              realizable value                                        3,592
     Other costs associated with Restructuring Plan                     506
                                                                    -------
                                                                    $12,600
                                                                    =======


The Company expects to complete the restructuring of its footwear operations by October 2000. For the three months ended March 31, 2000, the Company utilized $3.6 million of its restructuring reserves primarily for the disposal of certain excess inventories. Restructuring reserves as of March 31, 2000 were $2.9 million, which the Company anticipates will be utilized upon ultimate disposal of the inventory during the restructure period.

Operating expenses
Operating expenses increased to $30.1 million for the three months ended March 31, 2000 from $25.9 million for the three months ended March 31, 1999, an increase of $4.2 million, or 16.2%. Operating expenses, as a percentage of net sales declined to 47.7% for the quarter ended March 31, 2000 from 53.2% for the quarter ended March 31, 1999, primarily due to the increased sales volume generating significant leverage on operating expenses. This increase in absolute dollars is generally due to higher variable expenses attributable to increased sales volume, together with the operating expenses and goodwill amortization in 2000 resulting from the Company's acquisition of its Australian distributor effective November 1999. As a percentage of net sales, research and development expenses decreased to 2.6% of net sales for the three months ended March 31, 2000 compared to 3.1% of net sales for the three months ended March 31, 1999. Selling expenses increased $2.3 million to $18.0 million, or 28.6 % of net sales, for the three months ended March 31, 2000 from $15.7 million, or 32.2% of net sales, for the three months ended March 31, 1999 as a result of increased sales commissions and higher advertising expenditures, offset by reduced warranty costs resulting from fewer defective claims. Advertising expenses were higher in 2000 as a result of the strategic decision to increase print advertising for the Oakley brand. This increase resulted from the use of an outside agency for media planning with a collaboration between the agency and the Company's in-house creative team for advertising content. As a percentage of net sales, shipping and warehousing expenses remained at 2.6% of net sales for the three months ended March 31, 2000 as in the comparable 1999 period. General and administrative expenses for the three months ended March 31, 2000 were $8.8 million, or 13.9% of net sales, compared to $7.5 million, or 15.4% of net sales, in the same period in 1999. This increase in general and administrative expenses was principally a result of increased personnel-related costs and general and administrative expenses related to the Company's acquisition of its Australian distributor which did not occur until November 1999.

Operating income
The Company's operating income increased to $9.0 million for the three months ended March 31, 2000 from $2.8 million for the three months ended March 31, 1999, an increase of $6.2 million, or 224.7%, over the same period in the previous year. As a percentage of net sales, operating income increased to 14.2% for the three months ended March 31, 2000 from 5.7% for the three months ended March 31, 1999 primarily as a result of the improved gross margin and positive operating expense leverage on higher sales volume.

Interest expense, net
The Company incurred interest expense of $0.6 million for the three months ended March 31, 2000 and 1999.

Net income
The Company's net income increased to $5.5 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999, an increase of $4.1 million, or 288.4%, over the comparable 1999 quarter.

LIQUIDITY AND CAPITAL RESOURCES
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $4.7 million for the three months ended March 31, 2000 and $7.0 million for the comparable 1999 period. At March 31, 2000, working capital was $61.5 million. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances at March 31, 2000 were $37.9 million compared to $39.1 million at December 31, 1999 and $35.3 million at March 31, 1999. Accounts receivable days outstanding at March 31, 2000 were 54 compared to 65 at March 31, 1999. Inventories increased to $40.8 million at March 31, 2000 from $35.1 million at December 31, 1999 and $31.6 million at March 31, 1999. The 29.2% year over year increase in inventories was driven by the 29.5% increase in net sales as well as the Company's decision to systematically increase its inventories in order to improve order fulfillment rates. As a result of the improved gross margin, inventory turns decreased only slightly to 2.4 at March 31, 2000 versus 2.5 at March 31, 1999.

The Company has an unsecured line of credit of $50.0 million which expires August 2001. At March 31, 2000, the Company had an outstanding balance of $9.4 million under such facility. Additionally, the Company has a real estate term loan which matures September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 plus interest base on LIBOR plus 1.00% (7.11% at March 31, 2000) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At March 31, 2000, the outstanding balance on the term loan was $19.0 million.

Capital expenditures for the three months ended March 31, 2000 totaled $5.1 million. These expenditures were primarily attributable to building improvements and new product production tooling and equipment, product displays and expansion of the Company's information technology capabilities. As of March 31, 2000, the Company had commitments of approximately $2.2 million for future capital purchases.

In October 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million shares of the Company's common stock. Under this program, the Company bought approximately 1,397,000 shares of common stock from the three million share authorization between October 1996 and December 1999. During the three months ended March 31, 2000, the Company purchased an additional 569,000 shares of its common stock under such program at an aggregate cost of approximately $4.9 million. In April 2000, the Company repurchased an additional 987,000 shares of its common stock at an aggregate cost of approximately $10.1 million. As of May 10, 2000, total common stock repurchased was 2,953,000 shares at an aggregate cost of approximately $28.7 million.

The Company expects temporary increases in inventories and accounts receivables due to seasonal windows for the Company's year 2000 goggle, apparel and footwear businesses. This activity, in addition to share repurchases in the second quarter of 2000, will result in temporary increases in short-term borrowings for the quarter ending June 30, 2000.

The Company believes that existing capital, anticipated cash flow from operations and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

SEASONALITY
Historically, the Company's sales, in the aggregate, have been highest in the period from March to September, the period during which sunglass use is typically highest. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross profits at lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross profit in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product category introductions, such as apparel, footwear and watches, and the Company's international expansion have partially mitigated the impact of seasonality.

BACKLOG
Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles, apparel and footwear and orders from certain sunglass specialty chains) within one day of receipt and international orders within one week of receipt. At March 31, 2000, the Company had a backlog of $22.3 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $4.3 million compared to a backlog of $6.0 million, including backorders of $2.9 million at March 31, 1999. Approximately 27% of the backlog at March 31, 2000 is attributable to sunglass and prescription eyewear orders with the remaining backlog attributable to the Company's other product categories.

INFLATION
The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

FORWARD-LOOKING STATEMENTS
         This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the Company's dependence on eyewear sales to Sunglass Hut; unanticipated cancellations of advance orders; risks that the net realizable value of assets disposed of in the footwear restructuring may differ from estimates used; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products; the ability to source raw materials and finished products at favorable prices to the Company; foreign currency exchange rate fluctuations; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1999. The Company undertakes no obligation to update this forward-looking information.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign currency - The Company has direct operations in Europe, Japan, Canada, Mexico, South Africa and Australia which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

As more fully described in Note 5 of the Company's Notes to Consolidated Financial Statements, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts and option contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at March 31, 2000.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133. For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the outstanding foreign currency exchange contracts outstanding at March 31, 2000:

                                                  March 31, 2000
                               -------------------------------------------------------
                                   U.S. Dollar                              Fair
                                   Equivalent          Maturity            Value
                               ------------------   --------------   -----------------
Forward Contracts:
------------------
     British pounds                  $ 2,117,229        Jun. 2000         $ 2,165,001
     British pounds                    3,966,413        Sep. 2000           4,052,180
     British pounds                    3,154,304        Dec. 2000           3,219,347
     Canadian dollars                  1,815,552        Jun. 2000           1,783,491
     Canadian dollars                  2,559,405        Sep. 2000           2,516,763
     Canadian dollars                  1,531,786        Dec. 2000           1,507,286
     Japanese yen                        829,187        Jun. 2000             766,940
     Japanese yen                      1,014,535        Sep. 2000             951,510
     Japanese yen                      2,770,461        Dec. 2000           2,635,731
     French francs                       736,153        Apr. 2000             800,000
     French francs                       828,172        May  2000             900,000
     French francs                     1,378,097        Jun. 2000           1,500,000
     French francs                     1,286,223        Jul. 2000           1,400,000
     French francs                     1,469,970        Aug. 2000           1,600,000
     French francs                     1,837,462        Sep. 2000           2,000,000
     French francs                     1,653,716        Oct. 2000           1,800,000
     French francs                     1,561,843        Nov. 2000           1,700,000
     French francs                     1,378,097        Dec. 2000           1,500,000
     Australian dollars                2,188,080        May  2000           2,416,680
     Australian dollars                  243,120        Jun. 2000             262,920
     Australian dollars                1,033,260        Sep. 2000           1,117,410
     Australian dollars                3,464,460        Dec. 2000           3,745,470
                                    ------------                         ------------
                                    $ 38,817,525                         $ 40,340,729
                                    ============                         ============


The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of March 31, 2000, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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

Interest Rates - The Company's line of credit, with a balance of $9.4 million outstanding at March 31, 2000, bears interest at either the bank's prime lending rate or LIBOR plus 0.75%. Based on the weighted average interest rate of 8.88% on the line of credit during the three months ended March 31, 2000, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $6,000 per year.

The Company's long-term real estate term loan, with a balance of $19.0 million outstanding at March 31, 2000, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of this long-term debt.

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

The plaintiffs in the California Securities Actions have also asserted claims against Merrill Lynch & Co. ( "Merrill Lynch") and Alex. Brown and Sons, Inc. ("Alex. Brown"), which served as the U.S. Representatives of the U.S. Underwriters of the June 6, 1996 offering of five million shares of common stock of the Company by certain of its shareholders (the "Secondary Offering"). By letter dated February 7, 1997, counsel for Merrill Lynch and Alex. Brown gave the Company notice pursuant to the indemnification provisions of the U.S. Purchase Agreement dated June 6, 1996, for the Secondary Offering that they were asserting a claim for indemnification under such provisions and requested that the Company reimburse Merrill Lynch and Alex. Brown on a current basis for their attorneys' fees and expenses incurred in defending the California Securities Actions. Counsel for Merrill Lynch and Alex. Brown subsequently indicated that this claim for indemnification also applies to attorneys' fees and expenses incurred in defending the Federal Securities Actions (described below). On July 7, 1999, the parties submitted to the Superior Court a stipulated request for dismissal without prejudice if the California Securities Actions. On July 26, 1999, the Superior Court entered a dismissal without prejudice of the California Securities Actions.

THE FEDERAL SECURITIES ACTIONS
The Company and certain of its officers and directors have been named as defendants in five putative class action lawsuits (the "Federal Securities Actions") filed in October, November and December 1997 in the United States District Court for the Central District of California, Southern Division (the "District Court"). The cases are captioned:

Kensington Capital Management v. Oakley, Inc., Mike Parnell, Link New-comb, Jim Jannard, Merrill Lynch & Co. and Alex. Brown & Sons Incorporated, No. SACV 97-808 GLT (EEx) (filed October 10, 1997) (the "Kensington Capital Management Action");

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

Val Fichera v. Oakley, Inc., Mike Parnell, Link Newcomb, Jim Jannard, Merrill Lynch & Co. and Alex. Brown and Sons Incorporated, No. SACV 97-928 GLT (EEx) (filed November 17, 1997 (the "Fichera Action"); and

Yosef J. Rosenshein and Hershel Harman v. Oakley, Inc., Mike Parnell, Link Newcomb, Jim Jannard, Merrill Lynch & Co. and Alex. Brown & Sons Incorporated, No. SACV 97-993 GLT (EEx) (filed December 5, 1997 (the "Rosenshein Federal Action" ).

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

The following exhibits are included herein:

         3.1 (1)  Articles of Incorporation of the Company

         3.2 (3)  Amended and Restated Bylaws of the Company

         3.3 (2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

         3.4 (3)  Amendment No. 1 to Section 1 and Sections 3a through 3f of
                  Article IV of the Amended and Restated Bylaws of Oakley, Inc.

       10.40 (4)  Consultant Agreement dated February 14, 2000 between Mike
                  Parnell and Oakley, Inc.

       10.41 (4)  First Amendment dated March 6, 2000 to Second Amended and
                  Restated Credit Agreement Dated as of August 25, 1998 between Oakley, Inc. and Bank of America National Trust and Savings Association

        27.1 (4)  Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)  Filed herewith.

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Oakley, Inc.


/s/ JIM JANNARD                                      May 12, 2000
-----------------------
Jim Jannard
Chief Executive Officer


/s/ THOMAS GEORGE                                    May 12, 2000
-----------------------
Thomas George
Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------
         3.1 (1)  Articles of Incorporation of the Company

         3.2 (3)  Amended and Restated Bylaws of the Company

         3.3 (2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

         3.4 (3)  Amendment No. 1 to Section 1 and Sections 3a through 3f of
                  Article IV of the Amended and Restated Bylaws of Oakley, Inc.

       10.40 (4)  Consultant Agreement dated February 14, 2000 between Mike
                  Parnell and Oakley, Inc.

       10.41 (4)  First Amendment dated March 6, 2000 to Second Amended and
                  Restated Credit Agreement Dated as of August 25, 1998 between Oakley, Inc. and Bank of America National Trust and Savings Association

        27.1 (4)  Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)  Filed herewith.