Form 10-Q
period 2000-06-30
OAKLEY INC
filed 2000-08-14
CIK 946356

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

                                       or

           ( )Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         For the Transition Period From ____________ To _____________


                         Commission File Number: 1-13848


                                  OAKLEY, INC.
             (Exact name of registrant as specified in its charter)


           Washington                                          95-3194947
-------------------------------                           ---------------------
(State or other jurisdiction of                           (IRS Employer ID No.)
incorporation or organization)


               One Icon
       Foothill Ranch, California                                92610
----------------------------------------                  ---------------------
(Address of principal executive offices)                       (Zip Code)


                                 (949) 951-0991
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X            No
                               ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                 68,584,604 shares
--------------------------------------          --------------------------------
              (Class)                           (Outstanding on August 10, 2000)

                                  OAKLEY, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

         Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999......................................       3

         Consolidated Statements of Income for the three- and six-month
           periods ended June 30, 2000 and 1999.......................       4

         Consolidated Statements of Comprehensive Income for the
           three- and six-month periods ended June 30, 2000 and 1999....     4

         Consolidated Statements of Cash Flows for the six-month periods
           ended June 30, 2000 and 1999.................................     5

         Notes to Consolidated Financial Statements.....................   6-8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................  9-15

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk..... 15-16

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings.............................................. 17-19

ITEM 2 - Changes in Securities and Use of Proceeds......................    19

ITEM 3 - Defaults Upon Senior Securities................................    19

ITEM 4 - Submission of Matters to a Vote of Security Holders............ 19-20

ITEM 5 - Other Information..............................................    20

ITEM 6 - Exhibits and Reports on Form 8-K...............................    21

Signatures..............................................................    22

Exhibits................................................................    23

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                         June 30,    December 31,
                                                           2000         1999
                                                        ---------    -----------
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $   8,006    $   5,499
   Accounts receivable, less allowance for
     doubtful accounts of $1,240 (2000), $598 (1999)       49,698       39,113
   Inventories, net (Note 2)                               51,645       35,061
   Other receivables                                        1,569        1,776
   Deferred income taxes                                   11,676       11,698
   Prepaid expenses and other                               8,905        5,561
                                                        ---------    ---------
     Total current assets                                 131,499       98,708

Property and equipment, net                               115,206      113,695
Deposits                                                    2,022        2,281
Other assets                                               22,408       24,666
                                                        ---------    ---------

TOTAL ASSETS                                            $ 271,135    $ 239,350
                                                        =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit (Note 3)                              $  15,000    $   5,000
   Accounts payable                                        20,370       16,592
   Accrued expenses and other current liabilities          13,071       10,485
   Accrued warranty                                         4,561        4,483
   Income taxes payable                                     9,030        1,382
   Current portion of long-term debt (Note 3)               1,519        1,519
                                                        ---------    ---------
       Total current liabilities                           63,551       39,461

   Deferred income taxes                                    3,521        3,511
   Long-term debt, net of current maturities (Note 3)      17,831       18,541

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
   Preferred stock, par value $.01 per share:
     20,000,000 shares authorized; no shares issued            --           --
   Common stock, par value $.01 per share:
     200,000,000 shares authorized; 68,415,000
     (2000) and 70,037,000 (1999) issued and
     outstanding                                              684          700
   Additional paid-in capital                              36,163       51,851
   Retained earnings                                      150,155      126,225
   Accumulated other comprehensive loss                      (770)        (939)
                                                        ---------    ---------
     Total shareholders' equity                           186,232      177,837
                                                        ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 271,135    $ 239,350
                                                        =========    =========

           See accompanying Notes to Consolidated Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                  Three Months ended               Six Months ended
                                                       June 30,                        June 30,
                                             ---------------------------     ---------------------------
                                                2000             1999            2000            1999
                                             -----------     -----------     -----------     -----------
Net sales                                    $   100,013     $    72,071     $   163,099     $   120,797
Cost of goods sold                                33,270          25,287          57,280          45,340
                                             -----------     -----------     -----------     -----------
     Gross profit                                 66,743          46,784         105,819          75,457

Operating expenses:
     Research and development                      2,129           1,491           3,770           2,945
     Selling                                      24,037          19,267          42,073          34,941
     Shipping and warehousing                      2,347           1,553           3,978           2,797
     General and administrative                    9,044           7,585          17,835          15,121
                                             -----------     -----------     -----------     -----------
           Total operating expenses               37,557          29,896          67,656          55,804
                                             -----------     -----------     -----------     -----------

Operating income                                  29,186          16,888          38,163          19,653

Interest expense, net                                790             554           1,349           1,151
                                             -----------     -----------     -----------     -----------
Income before provision for income taxes          28,396          16,334          36,814          18,502
Provision for income taxes                         9,939           5,717          12,885           6,476
                                             -----------     -----------     -----------     -----------
Net income                                   $    18,457     $    10,617     $    23,929     $    12,026
                                             ===========     ===========     ===========     ===========

Basic net income per common share            $      0.27     $      0.15     $      0.35     $      0.17
                                             ===========     ===========     ===========     ===========
Basic weighted average common shares          68,484,000      70,678,000      69,193,000      70,678,000
                                             ===========     ===========     ===========     ===========

Diluted net income per common share          $      0.27     $      0.15     $      0.35     $      0.17
                                             ===========     ===========     ===========     ===========
Diluted weighted average common shares        68,734,000      70,692,000      69,292,000      70,687,000
                                             ===========     ===========     ===========     ===========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                         Three Months ended          Six Months ended
                                                              June 30,                    June 30,
                                                       ----------------------      ----------------------
                                                         2000         1999           2000          1999
                                                       --------      --------      --------      --------
Net income                                             $ 18,457      $ 10,617      $ 23,929      $ 12,026

Other comprehensive (loss) income:
     Transition adjustment related to the
         adoption of SFAS 133                                --            --            --          (103)
     Net unrealized gain on derivative instruments          808         1,013         1,928         1,819
     Foreign currency translation adjustment               (971)         (249)       (1,759)       (1,047)
                                                       --------      --------      --------      --------
     Other comprehensive (loss) income, net of tax         (163)          764           169           669
                                                       --------      --------      --------      --------

Comprehensive income                                   $ 18,294      $ 11,381      $ 24,098      $ 12,695
                                                       ========      ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Six Months ended
                                                                      June 30,
                                                               ----------------------
                                                                 2000          1999
                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 23,929      $ 12,026

  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                9,930         9,276
     Compensatory stock options                                      72           117
     Gain on disposition of equipment                              (335)          (16)
     Deferred income taxes                                           30           (29)
     Changes in assets and liabilities, net of effects of
       business acquisitions:
         Accounts receivable, net                               (11,860)       (8,755)
         Inventories                                            (17,244)        2,175
         Other receivables                                          179            27
         Prepaid expenses and other                              (1,440)         (474)
         Accounts payable                                         3,973         5,643
         Accrued expenses, other current liabilities and
           accrued warranty                                       2,906           135
         Income taxes payable                                     8,075         4,510
                                                               --------      --------
    Net cash provided by operating activities                    18,215        24,635

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits                                                       242          (898)
     Acquisitions of property and equipment                     (10,662)       (7,053)
     Proceeds from sale of property and equipment                   411           494
     Other assets                                                   162           (86)
                                                               --------      --------
    Net cash used in investing activities                        (9,847)       (7,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bank borrowings                               61,800        29,000
     Repayments of bank borrowings                              (52,449)      (43,059)
     Net proceeds from issuance of common shares                    117            --
     Repurchase of common shares                                (15,893)           --
                                                               --------      --------
    Net cash used in financing activities                        (6,425)      (14,059)

Effect of exchange rate changes on cash                             564           205

Net increase (decrease) in cash and cash equivalents              2,507         3,238
Cash and cash equivalents, beginning of period                    5,499         4,553
                                                               --------      --------
Cash and cash equivalents, end of period                       $  8,006      $  7,791
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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of June 30, 2000 and December 31, 1999, the consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2000 and 1999 and the statements of cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results of operations for the entire year ending December 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                   June 30, 2000           December 31, 1999
                                   -------------           -----------------
           Raw Materials            $ 18,309,000              $ 14,801,000
           Finished Goods             33,336,000                20,260,000
                                    ------------              ------------
                                    $ 51,645,000              $ 35,061,000
                                    ============              ============

NOTE 3 - FINANCING ARRANGEMENTS

Line of credit - The Company has an unsecured line of credit with a bank syndicate, which expires in August 2001, allowing for borrowings up to $50 million. The line of credit bears interest at either the bank's prime lending rate (9.50% at June 30, 2000) or LIBOR plus 0.75% (7.42% at June 30, 2000). At
June 30, 2000, the Company had $15.0 million outstanding under the credit agreement and was in compliance with all restrictive covenants and financial ratios of the line of credit.

Long-term debt - The Company has a real estate term loan with an outstanding balance of $18.7 million at June 30, 2000, which matures September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (7.84% at June 30, 2000) for ten years.

NOTE 4 - LITIGATION

During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders (the " Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act of 1933, as amended. On July 26, 1999, the Superior Court entered a dismissal without prejudice of the California Securities Actions. During October, November, and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division (the "District Court"), against the Company, three of its officers and directors, and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. On July 10, 1998, the Company and the other defendants filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss filed by the Company and the other defendants. On March 3, 1999, the defendants filed answers in the Federal Securities Actions. On June 29, 1999, the District Court approved stipulations for class certification that the parties had submitted and entered orders for class certification in the Federal Securities Actions. In July 2000, an agreement in principle was reached to settle the Federal Securities Action. The proposed settlement, which is subject to the execution of a definitive written settlement agreement and approval by the District Court, will be funded entirely by the Company's insurance carrier and will completely resolve the Federal Securities Actions. In the event the proposed settlement does not become effective, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

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

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has entered into an interest rate swap agreement. At June 30, 2000, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that, assuming exchange rates at June 30, 2000 remain constant, are expected to result in reclassifications of $1.7 million of gains to earnings over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three and six months ended June 30, 2000, the Company reclassified into earnings net gains of $462,000 and $923,000, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

NOTE 6 - RESTRUCTURE CHARGE

A restructure charge of $12.6 million ($8.2 million, or $0.12 per share, on an after-tax basis) was recorded in the fourth quarter of fiscal 1999 as part of the strategic initiatives (the "Restructuring Plan") approved in October 1999 by the Company's Board of Directors. Under the Restructuring Plan, the Company has reduced its in-house footwear manufacturing capabilities and selected third-party partners to assist in the development and manufacture of the Company's complete footwear line. The charge was included in cost of sales and is comprised of the following components:

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
                                                              -------
                                                              $12,600
                                                              =======

The Company expects to complete the restructuring of its footwear operations by October 2000. For the three and six months ended June 30, 2000, the Company utilized $0.1 million and $3.8 million, respectively, of its restructuring reserves primarily for the write-down of excess inventories. Of the restructuring reserves established in connection with the Restructuring Plan, the balance as of June 30, 2000 was $3.1 million, which the Company anticipates will be utilized upon ultimate disposal of the inventory during the restructure period.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended June 30, 2000 and 1999, the diluted weighted average common shares outstanding included 250,000 and 14,000, respectively, of dilutive stock options. For the six months ended June 30, 2000 and 1999, the diluted weighted average common shares outstanding includes 99,000 and 9,000, respectively, of dilutive stock options.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

Net sales

Net sales increased to $100.0 million for the three months ended June 30, 2000 from $72.1 million for the three months ended June 30, 1999, an increase of $27.9 million, or 38.7%. The increase in net sales was primarily attributable to a 29.4%, or $20.2 million, increase in gross sunglass sales. Gross sunglass sales were $88.8 million for the second quarter of 2000 compared to $68.6 million for the second quarter of 1999. For the quarter ended June 30, 2000, the Company experienced a 20.3% increase in sunglass unit volume and a 7.6% increase in average selling prices. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's new Straight Jacket introduced in late 1999, the Minutes, the OO line introduced in June 1999, the X-Metal line, and the new M-Frame updated in May 1999. New sunglass products introduced in 2000, including the Twenty, the C-Wire and the new Square Wire also contributed to the increase in sales. The Company's polarized styles for the three months ended June 30, 2000 also contributed to the increase in gross sunglass sales, more than doubling over the three months ended June 30, 1999. The Company's prescription eyewear gross sales increased 117.6%, or $2.0 million, to $3.7 million for the three months ended June 30, 2000 from $1.7 million for comparable 1999 period. As a group, gross sales of goggles, apparel, footwear, watches and sunglass accessories increased 55.6%, or $5.1 million, during the quarter ended June 30, 2000 over the quarter ended June 30, 1999. During the quarter ended June 30, 2000, the Company's U.S. net sales increased 38.0%, or $16.7 million, to $60.7 million from $44.0 million in the comparable 1999 period, principally as a result of a 47.9% increase in net sales to the Company's broad specialty store account base and higher sales from the internet and other direct channels. Sales to the Company's largest customer, Sunglass Hut, increased 24.3% in the U.S. to $23.0 million for the three months ended June 30, 2000 from $18.5 million for the three months ended June 30, 1999. The Company's international sales increased 39.9% to $39.3 million during the second quarter of 2000 from $28.1 million in 1999, principally as a result of increased sales in all direct operations, including significant increases in net sales in continental Europe, United Kingdom, Australia, Japan and Canada. On November 1, 1999, the Company acquired its Australian distributor, which contributed to the increase in direct international sales during the quarter ended June 30, 2000. Sales from the Company's direct international offices represented 82.7% of total international sales for the quarter ended June 30, 2000, compared to 78.6% for the comparable 1999 quarter. On a constant dollar basis, international sales increased 47.6% from the quarter ended June 30, 2000 when compared to the quarter ended June 30, 1999.

Gross profit

Gross profit increased to $66.7 million for the three months ended June 30, 2000 from $46.8 million for the three months ended June 30, 1999, an increase of $19.9 million, or 42.5%. As a percentage of net sales, gross profit increased to 66.7% for the three months ended June 30, 2000 from 64.9% for the three months ended June 30, 1999. The increase in gross profit as a percentage of net sales is attributable to several factors, including increased sales volume resulting in better utilization of the Company's fixed-cost infrastructure and thereby generating positive leverage, reduced sales returns and discounts, improved footwear operations and the increased profit derived from the Company's acquisition of its Australian distributor in November 1999.

Operating expenses

Operating expenses increased to $37.6 million for the three months ended June 30, 2000 from $29.9 million for the three months ended June 30, 1999, an increase of $7.7 million, or 25.8%. Operating expenses, as a percentage of net sales, decreased to 37.6% for the quarter ended June 30, 2000 from 41.5% for the quarter ended June 30, 1999, primarily due to the increased sales volume generating significant leverage on operating expenses. This increase in absolute dollars is generally due to higher variable expenses attributable to increased sales volume, together with the operating expenses and goodwill amortization in 2000 resulting from the Company's acquisition of its Australian distributor. As a percentage of net sales, research and development expenses remained at 2.1% of net sales for the three months ended June 30, 2000 and June 30, 1999. Selling expenses increased $4.8 million to $24.0 million, or 24.0% of net sales, for the three months ended June 30, 2000 from $19.3 million, or 26.7% of net sales, for the three months ended June 30, 1999 as a result of increased sales commissions and higher advertising expenditures, offset by reduced warranty costs resulting from fewer defective claims. Advertising expenses were higher in 2000 as a result of a strategic decision to increase print advertising for the Oakley brand. This increase resulted from the use of an outside agency for media planning with a collaboration between the agency and the Company's in-house creative team for advertising content. As a percentage of net sales, shipping and warehousing expenses increased slightly to 2.3% of net sales for the three months ended June 30, 2000 compared to 2.2% for the three months ended June 30, 1999, primarily due to increased footwear sales with higher average shipping costs. General and administrative expenses for the three months ended June 30, 2000 were $9.0 million, or 9.0% of net sales, compared to $7.6 million, or 10.5% of net sales, in the same period in 1999. This increase in general and administrative expenses was principally a result of increased personnel-related costs and general and administrative expenses and goodwill amortization related to the Company's acquisition of its Australian distributor and an increase in provisions for bad debts as a result of the Company's sales growth.

Operating income

The Company's operating income increased to $29.2 million for the three months ended June 30, 2000 from $16.9 million for the three months ended June 30, 1999, an increase of $12.3 million, or 72.8%, over the same period in the previous year. As a percentage of net sales, operating income increased to 29.2% for the three months ended June 30, 2000 from 23.4% for the three months ended June 30, 1999 primarily as a result of the improved gross margin and significant positive operating expense leverage on higher sales volume.

Interest expense, net

The Company incurred net interest expense of $0.8 million for the three months ended June 30, 2000 as compared with net interest expense of $0.6 million for the three months ended June 30, 1999.

Net income

The Company's net income increased to $18.5 million for the three months ended June 30, 2000 from $10.6 million for the three months ended June 30, 1999, an increase of $7.9 million, or 74.5%, over the comparable 1999 quarter.

Six Months Ended June 30, 2000 and 1999

Net sales

Net sales increased to $163.1 million for the six months ended June 30, 2000 from $120.8 million for the six months ended June 30, 1999, an increase of $42.3 million, or 35.0%. The increase in net sales was primarily attributable to a 27.7%, or $30.7 million, increase in gross sunglass sales. Gross sunglass sales were $141.4 million for the first half of 2000 compared to $110.7 million for the first half of 1999. For the six months ended June 30, 2000, the Company experienced a 19.7% increase in sunglass unit volume and a 6.7% increase in average selling prices. The increase in gross sunglass sales resulted from strong sunglass sales of the Company's new Straight Jacket, Minutes, OO line, X-Metal line, new M-Frame, and new sunglass products introduced during 2000. Sales of the Company's polarized styles for the six months ended June 30, 2000 also contributed to the increase in gross sunglass sales. The Company's prescription eyewear gross sales increased 143.5%, or $3.3 million, to $5.6 million for the six months ended June 30, 2000 from $2.3 million for comparable 1999 period. As a group, gross sales of goggles, apparel, footwear, watches and sunglass accessories increased 36.1%, or $7.3 million, during the six months ended June 30, 2000 over the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company's U.S. net sales increased 30.1%, or $21.8 million, to $94.3 million from $72.5 million in the comparable 1999 period, principally as a result of a 46.6% increase in net sales to the Company's broad specialty store account base and higher sales from the internet and other direct channels. Sales to the Company's largest customer, Sunglass Hut, increased 6.9% in the U.S. to $32.5 million for the six months ended June 30, 2000 from $30.4 million for the six months ended June 30, 1999. The Company's international sales increased 42.4% to $68.8 million during the first half of 2000 from $48.3 million in the first half of 1999, principally as a result of increased sales in all direct operations, including significant increases in net sales in continental Europe, United Kingdom, Australia, Japan and Canada. On November 1, 1999, the Company acquired its Australian distributor, which contributed to the increase in direct international sales during the six months ended June 30, 2000. Sales from the Company's direct international offices represented 83.1% of total international sales for the six months ended June 30, 2000, compared to 78.0% for the comparable 1999 period. On a constant dollar basis, international sales increased approximately 49.2% from the six months ended June 30, 2000 when compared to the six months ended June 30, 1999.

Gross profit

Gross profit increased to $105.8 million for the six months ended June 30, 2000 from $75.5 million for the six months ended June 30, 1999, an increase of $30.3 million, or 40.1%. As a percentage of net sales, gross profit increased to 64.9% for the six months ended June 30, 2000 from 62.5% for the six months ended June 30, 1999. The increase in gross profit as a percentage of net sales is attributable to several factors, including increased sales volume resulting in better utilization of the Company's fixed-cost infrastructure and thereby generating positive leverage, reduced sales returns and discounts, improved footwear operations and the Company's acquisition of its Australian distributor in November 1999.

A restructure charge of $12.6 million ($8.2 million, or $0.12 per share, on an after-tax basis) was recorded in the fourth quarter of fiscal 1999 as part of the strategic initiatives (the "Restructuring Plan") approved in October 1999 by the Company's Board of Directors. Under the Restructuring Plan, the Company has reduced its in-house footwear manufacturing capabilities and selected third-party partners to assist in the development and manufacture of the Company's complete footwear line. The charge was included in cost of sales and is comprised of the following components:

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
                                                                -------
                                                                $12,600
                                                                =======

The Company expects to complete the restructuring of its footwear operations by October 2000. For the six months ended June 30, 2000, the Company utilized $3.8 million of its restructuring reserves primarily for the write-down of excess inventories. Of the restructuring reserves established in connection with the Restructuring Plan, the balance as of June 30, 2000 was $3.1 million, which the Company anticipates will be utilized upon ultimate disposal of the inventory during the restructure period.

Operating expenses

Operating expenses increased to $67.7 million for the six months ended June 30, 2000 from $55.8 million for the six months ended June 30, 1999, an increase of $11.9 million, or 21.3%. Operating expenses, as a percentage of net sales, declined to 41.5% for the six months ended June 30, 2000 from 46.2% for the six months ended June 30, 1999, primarily due to the increased sales volume generating significant leverage on operating expenses. This increase in absolute dollars is generally due to higher variable expenses attributable to increased sales volume, together with the operating expenses and goodwill amortization in 2000 resulting from the Company's acquisition of its Australian distributor. As a percentage of net sales, research and development expenses decreased to 2.3% of net sales for the six months ended June 30, 2000 compared to 2.4% of net sales for the six months ended June 30, 1999. Selling expenses increased $7.2 million to $42.1 million, or 25.8 % of net sales, for the six months ended June 30, 2000 from $34.9 million, or 28.9% of net sales, for the six months ended June 30, 1999 as a result of increased sales commissions and higher advertising expenditures, offset by reduced warranty costs resulting from fewer defective claims. Advertising expenses were higher in 2000 as a result of a strategic decision to increase print advertising for the Oakley brand. This increase resulted from the use of an outside agency for media planning with a collaboration between the agency and the Company's in-house creative team for advertising content. Shipping and warehousing expenses increased to $4.0 million, or 2.4% of net sales for the six months ended June 30, 2000 from $2.8 million, or 2.3% of net sales, primarily due to increased footwear sales with higher average shipping costs. General and administrative expenses for the six months ended June 30, 2000 were $17.8 million, or 10.9% of net sales, compared to $15.1 million, or 12.5% of net sales, in the same period in 1999. This increase in general and administrative expenses was principally a result of increased personnel-related costs and general and administrative expenses and goodwill amortization related to the Company's acquisition of its Australian distributor and an increase in provisions for bad debts as a result of the Company's sales growth.

Operating income

The Company's operating income increased to $38.2 million for the six months ended June 30, 2000 from $19.7 million for the six months ended June 30, 1999, an increase of $18.5 million, or 93.9%, over the same period in the previous year. As a percentage of net sales, operating income increased to 23.4% for the six months ended June 30, 2000 from 16.3% for the six months ended June 30, 1999, as a result of the improved gross margin and significant positive operating expense leverage on higher sales volume.

Interest expense, net

The Company incurred interest expense of $1.3 million for the six months ended June 30, 2000 as compared with net interest expense of $1.2 million for the six months ended June 30, 1999.

Net income

The Company's net income increased to $23.9 million for the six months ended June 30, 2000 from $12.0 million for the six months ended June 30, 1999, an increase of $11.9 million, or 99.2%, over the comparable 1999 first half.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $18.2 million for the six months ended June 30, 2000 and $24.6 million for the comparable 1999 period. At June 30, 2000, working capital was $67.9 million. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, at June 30, 2000 were $49.7 million compared to $39.1 million at December 31, 1999 and $41.7 million at June 30, 1999. Accounts receivable days outstanding at June 30, 2000 were 45 compared to 52 at June 30, 1999. Inventories increased to $51.6 million at June 30, 2000 from $35.1 million at December 31, 1999 and $32.6 million at June 30, 1999. The 58.3% year over year increase in inventories was primarily driven by a 39.0% increase in year over year quarterly sales, as well as a $2.6 million increase related to the acquisition of the Company's Australian distributor in November 1999. In addition, the Company has systematically increased inventories in order to improve order fulfillment rates and corresponding turns at retail. As a result of the improved gross margin and inventory increases described above, inventory turns decreased to 2.6 at June 30, 2000 versus 3.1 at June 30, 1999.

The Company has an unsecured line of credit of $50.0 million which expires August 2001. At June 30, 2000, the Company had an outstanding balance of $15.0 million under such facility. Additionally, the Company has a real estate term loan which matures September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 plus interest base on LIBOR plus 1.00% (7.84% at June 30, 2000) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At June 30, 2000, the outstanding balance on the term loan was $18.7 million.

Capital expenditures, net of retirements, for the six months ended June 30, 2000 totaled $10.3 million. These expenditures were primarily attributable to facility improvements and new product production tooling and equipment, product displays and expansion of the Company's information technology capabilities. As of June 30, 2000, the Company had commitments of approximately $2.7 million for future capital purchases.

The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

In December 1999, the Company's Board of Directors authorized the repurchase by the Company of up to $20 million of the Company's common stock. Under this program, the Company bought approximately 641,000 shares of common stock in December 1999 for an aggregate purchase price of $4.1 million. During the six months ended June 30, 2000, the Company completed its share repurchase by repurchasing an additional 1,633,000 shares of its common stock under such program at an aggregate cost of approximately $15.9 million. Total shares repurchased since December 1999 under the program were 2,274,000 for an aggregate purchase price of approximately $20.0 million.

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

BACKLOG

Historically, the Company has generally shipped domestic orders (other than preseason orders for ski goggles, apparel, and footwear and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At June 30, 2000, the Company had a backlog of $41.8 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $10.3 million as of such date.

INFLATION

The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin #101 (SAB 101) "Revenue Recognition in Financial Statements." Management of the Company has determined that the application of SAB 101 will not have any material impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners to increase production volumes in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers, the dependence on eyewear sales to Sunglass Hut; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; risks that the net realizable value of assets disposed of in the footwear restructuring may differ from estimates used; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products; the ability to source raw materials and finished products at favorable prices to the Company; foreign currency exchange rate fluctuations; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended Dec. 31, 1999, and Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2000 and June 30, 2000. The Company undertakes no obligation to update this forward-looking information.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign currency - The Company has direct operations in Europe, Japan, Canada, Mexico, South Africa, Australia and New Zealand, which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

As more fully described in Note 5 of the Company's Notes to Consolidated Financial Statements, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at June 30, 2000.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133. For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the outstanding foreign currency exchange contracts outstanding at June 30, 2000:

                                          June 30, 2000
                             ----------------------------------------
                             U.S. Dollar                      Fair
                             Equivalent     Maturity          Value
                            ------------    ---------     -----------
Forward Contracts:
     British pounds         $ 3,764,550     Sep. 2000     $ 4,052,180
     British pounds           2,993,771     Dec. 2000       3,219,347
     Canadian dollars         2,504,212     Sep. 2000       2,516,763
     Canadian dollars         1,498,753     Dec. 2000       1,507,286
     Japanese yen               986,530     Sep. 2000         951,510
     Japanese yen             2,693,986     Dec. 2000       2,635,731
     Japanese yen             1,897,173     Mar. 2001       1,910,220
     Japanese yen               948,587     Jun. 2001         971,534
     French francs            1,285,810     Jul. 2000       1,400,000
     French francs            1,469,497     Aug. 2000       1,600,000
     French francs            1,836,872     Sep. 2000       2,000,000
     French francs            1,653,185     Oct. 2000       1,800,000
     French francs            1,561,341     Nov. 2000       1,700,000
     French francs            1,377,654     Dec. 2000       1,500,000
     Australian dollars       1,013,370     Sep. 2000       1,117,410
     Australian dollars       3,397,770     Dec. 2000       3,745,470
                            -----------                   -----------
                            $30,883,061                   $32,627,451
                            ===========                   ===========

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 2000, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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

Interest Rates - The Company's line of credit, with a balance of $15.0 million outstanding at June 30, 2000, bears interest at either the bank's prime lending rate or LIBOR plus 0.75%. Based on the weighted average interest rate of 7.88% on the line of credit during the six months ended June 30, 2000, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $5,000 per year.

The Company's long-term real estate term loan, with a balance of $18.7 million outstanding at June 30, 2000, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of this long-term debt.

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

THE FEDERAL SECURITIES ACTIONS

The Company and certain of its officers and directors have been named as defendants in five putative class action lawsuits (the " Federal Securities Actions") filed in October, November and December 1997 in the United States District Court for the Central District of California, Southern Division (the "District Court"). The cases are captioned:

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

In July 2000, an agreement in principle was reached to settle the Federal Securities Action. The proposed settlement, which is subject to the execution of a definitive written settlement agreement and approval by the District Court, will be funded entirely by the Company's insurance carrier and will completely resolve the Federal Securities Actions. In the event the proposed settlement does not become effective, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit in intends to vigorously defend the actions.

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

        (a) The Registrant's Annual Meeting of Shareholders was held on June 9, 2000.

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

                                                       For              Withheld
                                                    ----------          --------
                Director #1 - Jim Jannard           66,019,058          237,427
                Director #2 - Link Newcomb          66,019,058          237,427
                Director #3 - Irene Miller          66,019,058          237,427
                Director #4 - Orin Smith            66,019,058          237,427
                Director #5 - Michael Jordan        66,019,057          237,428


            (2) To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2000.

                        For                Against           Abstain
                     ----------            -------           -------
                     66,214,801            22,122            19,562

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

-----------------

(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)  Filed herewith.

The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Oakley, Inc.


/s/ Jim Jannard                              August 10, 2000
-------------------------------------
    Jim Jannard
    Chief Executive Officer


/s/ Thomas George                            August 10, 2000
-------------------------------------
    Thomas George
    Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   -----------

       27.1                Financial Data Schedule