Form 10-Q
period 2000-09-30
OAKLEY INC
filed 2000-11-14
CIK 946356

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

                                    Yes    X             No
                                         -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  69,380,025 shares
--------------------------------------                  -----------------
               (Class)                        (Outstanding on November 10, 2000)

                                  OAKLEY, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of September 30, 2000
  and December 31, 1999 ........................................................       3

Consolidated Statements of Income for the three- and nine-month
  periods ended September 30, 2000 and 1999 ....................................       4

Consolidated Statements of Comprehensive Income for the
   three- and nine-month periods ended September 30, 2000 and 1999 .............       4

Consolidated Statements of Cash Flows for the nine-month periods
  ended September 30, 2000 and 1999 ............................................       5

Notes to Consolidated Financial Statements .....................................     6-8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations ....................................................    9-15

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk ............   15-16

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings .....................................................   17-19

ITEM 2 - Changes in Securities and Use of Proceeds .............................      19

ITEM 3 - Defaults Upon Senior Securities .......................................      19

ITEM 4 - Submission of Matters to a Vote of Security Holders ...................      19

ITEM 5 - Other Information .....................................................      19

ITEM 6 - Exhibits and Reports on Form 8-K ......................................      20

Signatures .....................................................................      21

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements


                         OAKLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                     September 30, 2000        December 31, 1999
                                                                     ------------------        -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                            $        8,279            $       5,499
  Accounts receivable, less allowance for
   doubtful accounts of $1,442 (2000), $598 (1999)                             58,693                   39,113
  Inventories, net (Note 2)                                                    63,402                   35,061
  Other receivables                                                             1,390                    1,776
  Deferred income taxes                                                        11,702                   11,698
  Prepaid expenses and other                                                    8,525                    5,561
                                                                       --------------            -------------
   Total current assets                                                       151,991                   98,708

Property and equipment, net                                                   115,054                  113,695
Deposits                                                                        1,791                    2,281
Other assets                                                                   21,419                   24,666
                                                                       --------------            -------------
TOTAL ASSETS                                                           $      290,255            $     239,350
                                                                       ==============            =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit (Note 3)                                              $        9,900            $       5,000
  Accounts payable                                                             18,135                   16,592
  Accrued expenses and other current liabilities                               14,625                   10,485
  Accrued warranty                                                              4,554                    4,483
  Income taxes payable                                                         13,202                    1,382
  Current portion of long-term debt (Note 3)                                    1,519                    1,519
                                                                       --------------            -------------
   Total current liabilities                                                   61,935                   39,461

  Deferred income taxes                                                         3,853                    3,511
  Long-term debt, net of current maturities(Note 3)                            17,394                   18,541

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share:20,000,000
   shares authorized; no shares issued                                              -                        -
  Common stock, par value $.01 per share:200,000,000
   shares authorized; 68,877,000 (2000) and
   70,037,000 (1999) issued and outstanding                                       689                      700
  Additional paid-in capital                                                   41,031                   51,851
  Retained earnings                                                           167,592                  126,225
  Accumulated other comprehensive loss                                         (2,239)                    (939)
                                                                       --------------            -------------
   Total shareholders' equity                                                 207,073                  177,837
                                                                       --------------            -------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                  $      290,255            $     239,350
                                                                       ==============            =============


          See accompanying Notes to Consolidated Financial Statements

                          OAKLEY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           Three Months ended                Nine Months ended
                                                              September 30,                     September 30,
                                                      ----------------------------      ----------------------------
                                                          2000             1999             2000             1999
                                                      -----------      -----------      -----------      -----------
Net sales                                             $   107,044      $    70,819      $   270,143      $   191,616
Cost of goods sold                                         41,912           26,692           99,192           72,032
                                                      -----------      -----------      -----------      -----------
Gross profit                                               65,132           44,127          170,951          119,584

Operating expenses:
 Research and development                                   2,121            1,737            5,891            4,682
 Selling                                                   23,768           17,600           65,842           52,541
 Shipping and warehousing                                   2,795            1,845            6,773            4,641
 General and administrative                                 8,858            6,707           26,692           21,829
                                                      -----------      -----------      -----------      -----------
   Total operating expenses                                37,542           27,889          105,198           83,693
                                                      -----------      -----------      -----------      -----------

Operating income                                           27,590           16,238           65,753           35,891

Interest expense, net                                         762              346            2,111            1,497
                                                      -----------      -----------      -----------      -----------
Income before provision for income taxes                   26,828           15,892           63,642           34,394
Provision for income taxes                                  9,390            5,570           22,275           12,045
                                                      -----------      -----------      -----------      -----------
Net income                                            $    17,438      $    10,322      $    41,367      $    22,349
                                                      ===========      ===========      ===========      ===========

Basic net income per common share                     $      0.25      $      0.15      $      0.60      $      0.32
                                                      ===========      ===========      ===========      ===========
Basic weighted average common  shares                  68,636,000       70,678,000       69,007,000       70,678,000
                                                      ===========      ===========      ===========      ===========
Diluted net income per common share                   $      0.25      $      0.15      $      0.60      $      0.32
                                                      ===========      ===========      ===========      ===========
Diluted weighted average common shares                 69,725,000       70,678,000       69,346,000       70,678,000
                                                      ===========      ===========      ===========      ===========


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               Three Months ended                Nine Months ended
                                                                  September 30,                     September 30,
                                                          ----------------------------      ----------------------------
                                                              2000             1999             2000             1999
                                                          -----------      -----------      -----------      -----------

Net income                                                 $  17,438        $  10,322        $  41,367        $  22,349

Other comprehensive (loss) income:
 Transition adjustment related to the
   adoption of SFAS 133                                           --               --               --             (103)
 Net unrealized (loss) gain on derivative instruments            (75)          (1,046)           1,853              773
 Foreign currency translation adjustment                      (1,394)             525           (3,153)            (522)
                                                          -----------      -----------      -----------      -----------
 Other comprehensive (loss) income, net of tax                (1,469)            (521)          (1,300)             148
                                                          -----------      -----------      -----------      -----------
Comprehensive income                                       $  15,969        $   9,801        $  40,067        $  22,497
                                                          ===========      ===========      ===========      ===========


          See accompanying Notes to Consolidated Financial Statements

                         OAKLEY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Nine Months ended September 30,
                                                                                          -------------------------------
                                                                                              2000               1999
                                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                               $     41,367       $     22,349

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                15,148             14,247
   Compensatory stock options                                                                      107                182
   Gain on disposition of equipment                                                             (1,086)               (18)
   Deferred income taxes                                                                           339               (121)
   Changes in assets and liabilities, net of effects of business acquisitions:
     Accounts receivable, net                                                                  (21,916)            (8,325)
     Inventories                                                                               (29,927)            (3,992)
     Other receivables                                                                             352                200
     Prepaid expenses and other                                                                 (1,180)              (930)
     Accounts payable                                                                            2,046              4,660
     Accrued expenses, other current liabilities and accrued warranty                            4,751              2,996
     Income taxes payable                                                                       12,455                921
                                                                                          ------------       ------------

   Net cash provided by operating activities                                                    22,456             32,169

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits                                                                                       556                362
    Acquisitions of property and equipment                                                     (15,568)           (12,319)
    Proceeds from sale of property and equipment                                                 1,208                496
    Other assets                                                                                 1,503                (66)
                                                                                          ------------       ------------

   Net cash used in investing activities                                                       (12,301)           (11,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                               93,100             54,700
    Repayments of bank borrowings                                                              (89,228)           (69,139)
    Net proceeds from exercise of stock options                                                  4,955                 --
    Repurchase of common shares                                                                (15,893)                --
                                                                                          ------------       ------------

   Net cash used in financing activities                                                        (7,066)           (14,439)

Effect of exchange rate changes on cash                                                           (309)              (184)

Net increase in cash and cash equivalents                                                        2,780              6,019
Cash and cash equivalents, beginning of period                                                   5,499              4,553
                                                                                          ------------       ------------

Cash and cash equivalents, end of period                                                  $      8,279       $     10,572
                                                                                          ============       ============


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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of September 30, 2000 and December 31, 1999, the consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2000 and 1999 and the statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results of operations for the entire year ending December 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                   September 30, 2000      December 31, 1999
                                   ------------------      -----------------
        Raw Materials              $       22,591,000      $      14,801,000
        Finished Goods                     40,811,000             20,260,000
                                   ------------------      -----------------
                                   $       63,402,000      $      35,061,000
                                   ==================      =================


NOTE 3 - FINANCING ARRANGEMENTS

Line of credit - The Company has an unsecured line of credit with a bank syndicate, which expires in August 2001, allowing for borrowings up to $50 million. The line of credit bears interest at either the bank's prime lending rate (9.50% at September 30, 2000) or LIBOR plus 0.75% (7.37% at September 30,
2000). At September 30, 2000, the Company had $9.9 million outstanding under the credit agreement and was in compliance with all restrictive covenants and financial ratios of the line of credit.

Long-term debt - The Company has a real estate term loan with an outstanding balance of $18.2 million at September 30, 2000, which matures September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (7.84% at September 30,
2000) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%.

NOTE 4 - LITIGATION

During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs seek unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act of 1933, as amended. On July 26, 1999, the Superior Court entered a dismissal without prejudice of the

California Securities Actions. During October, November, and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division (the "District Court"), against the Company, three of its officers and directors, and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions seek unspecified damages and other relief. On July 10, 1998, the Company and the other defendants filed motions to dismiss the Federal Securities Actions. On January 14, 1999, the District Court denied the motions to dismiss filed by the Company and the other defendants. On March 3, 1999, the defendants filed answers in the Federal Securities Actions. On June 29, 1999, the District Court approved stipulations for class certification that the parties had submitted and entered orders for class certification in the Federal Securities Actions. In July 2000, an agreement in principle was reached to settle the Federal Securities Action. A written stipulation of settlement was signed by the parties and preliminarily approved by the District Court on October 27, 2000. The proposed settlement, which is subject to final approval by the District Court, will be funded entirely by the Company's insurance carrier and will completely resolve the Federal Securities Actions. In the event the proposed settlement does not become effective, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a significant effect on the accompanying consolidated financial statements.


NOTE 5 - DERIVATIVE FINANCIAL INFORMATION

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. The adoption of SFAS No. 133 resulted in a $103,000 transition adjustment charge recorded by the Company as a cumulative-effect type adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash-flow hedges.

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has entered into an interest rate swap agreement. At September 30, 2000, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that, assuming exchange rates at September 30, 2000 remain constant, are expected to result in reclassifications of $2.4 million of gains to earnings over the next fifteen months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, if it is probable that the forecasted transaction will not occur, (iv) when a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three and nine months ended September 30, 2000, the Company reclassified into earnings net gains of $1,227,000 and $2,150,000, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

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

                                                                    (in thousands)
                                                                    --------------
     Writedown of excess inventories (including inventory
              associated with product returns)                        $    8,502
     Writedown of production equipment to estimated net
              realizable value                                             3,592
     Other costs associated with Restructuring Plan                          506
                                                                    --------------
                                                                      $   12,600
                                                                    ==============


For the three and nine months ended September 30, 2000, the Company utilized $0.1 million and $3.9 million, respectively, of its restructuring reserves primarily for the write-down of excess inventories. Restructuring reserves as of September 30, 2000 were $3.8 million. As of October 31, 2000, the Company has completed the restructuring of its footwear operations and expects to utilize the full amount of the $3.8 million reserve remaining at September 30, 2000.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding. For the three and nine months ended September 30, 2000, the diluted weighted average common shares were 1,089,000 and 339,000, respectively, while the diluted weighted average common shares outstanding for the three and nine months ended September 30, 1999 did not include any dilutive options.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

Net sales

Net sales increased to $107.0 million for the three months ended September 30, 2000 from $70.8 million for the three months ended September 30, 1999, an increase of $36.2 million, or 51.2%. The increase in net sales was primarily attributable to a 50.6%, or $26.5 million, increase in gross sunglass sales. Gross sunglass sales were $78.9 million for the third quarter of 2000 compared to $52.4 million for the third quarter of 1999. For the quarter ended September 30, 2000, the Company experienced a 33.7% increase in sunglass unit volume and a 12.7% increase in average selling prices. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's new Straight Jacket introduced in late 1999, the Minutes and the X-Metal line. New sunglass products introduced in 2000, including the Twenty, the C-Wire, the new Square Wire and the Eye Jacket 2.0 also contributed significantly to the increase in sales. The Company's polarized styles also contributed to the increase in gross sunglass sales for the three months ended September 30, 2000, more than doubling over the three months ended September 30, 1999. Sales from the Company's other product categories, including footwear, apparel, goggles, watches and prescription eyewear, showed continued growth with gross sales increasing 48.8%, or $10.8 million, during the quarter ended September 30, 2000 over the quarter ended September 30, 1999. Introductions of the Company's fall footwear and apparel lines and the Company's launching of its performance series D-1 watch during the quarter ended September 30, 2000 contributed significantly to the increase in the Company's newer product categories. The Company also experienced substantial growth in snow goggle sales, as a result of improved customer fulfillment rates during the quarter ended September 30, 2000 as compared to the same period in 1999. Additionally, continued growth in the Company's prescription business contributed to the increase in sales during the quarter ended September 30, 2000, with plans to expand this business by introducing a number of frames exclusively for the prescription market in early 2001. During the quarter ended September 30, 2000, the Company's U.S. net sales increased 47.3%, or $17.7 million, to $55.0 million from $37.3 million in the comparable 1999 period, principally as a result of higher sales to the Company's largest customer, Sunglass Hut, increasing 63.1% in the U.S. to $15.8 million for the three months ended September 30, 2000 from $9.7 million for the three months ended September 30, 1999 and a 41.8% increase in net sales to the Company's broad specialty store account base and higher sales from the internet and other direct channels. The Company's international sales increased 55.4% to $52.1 million during the third quarter of 2000 from $33.5 million in the third quarter of 1999, principally as a result of increased sales in all direct operations, including increases in net sales in Australia, the United Kingdom, Japan, Canada and continental Europe. On November 1, 1999, the Company acquired its Australian distributor, which contributed to the increase in direct international sales during the quarter ended September 30, 2000. Sales from the Company's direct international offices represented 82.9% of total international sales for the quarter ended September 30, 2000, compared to 71.2% for the comparable 1999 quarter. On a constant dollar basis, international sales increased 67.7% in the quarter ended September 30, 2000 when compared to the quarter ended September 30, 1999.

Gross profit

Gross profit increased to $65.1 million for the three months ended September 30, 2000 from $44.1 million for the three months ended September 30, 1999, an increase of $21.0 million, or 47.6%. As a percentage of net sales, gross profit decreased to 60.8% for the three months ended September 30, 2000 from 62.3% for the three months ended September 30, 1999. The decrease in gross profit as a percentage of net sales is attributable to the negative impact on the margins of the Company's direct international sales from the strong U.S. dollar together with lower apparel margins, offset by the positive impact of improved footwear and X-Metal operations and the increased rate of gross profit derived from the Company's acquisition of its Australian distributor in November 1999. Continued increases in the strength of the U.S. dollar against key foreign currencies could have an adverse effect on the Company's sales and gross profit from international operations.

Operating expenses

Operating expenses increased to $37.5 million for the three months ended September 30, 2000 from $27.9 million for the three months ended September 30, 1999, an increase of $9.6 million, or 34.6%. This increase is generally due to higher variable expenses attributable to increased sales volume, together with the operating expenses and goodwill amortization in 2000 resulting from the Company's acquisition of its Australian distributor. Operating expenses, as a percentage of net sales, decreased to 35.1% for the quarter ended September 30, 2000 from 39.4% for the quarter ended September 30, 1999, primarily due to the increased sales volume generating significant leverage on operating expenses. Research and development expenses increased $0.4 million to $2.1 million, or 2.0% of net sales, for the three months ended September 30, 2000 from $1.7 million, or 2.4% for the three months ended September 30, 1999. Selling expenses increased $6.2 million to $23.8 million for the three months ended September 30, 2000 from $17.6 million for the three months ended September 30, 1999, as a result of increased sales commissions and higher advertising expenditures. As a percentage of sales, selling expenses for the quarter ended September 30, 2000 decreased to 22.2% from 24.9% for the comparable 1999 period primarily due to leverage resulting from the increased sales volume and lower warranty costs. Advertising expenses were higher in 2000 as a result of a strategic decision to increase print advertising for the Oakley brand. Shipping and warehousing expenses, as a percentage of net sales, remained at 2.6% for the three months ended September 30, 2000 and 1999. General and administrative expenses for the three months ended September 30, 2000 were $8.9 million, or 8.3% of net sales, compared to $6.7 million, or 9.5% of net sales, in the same period in 1999. The increase in general and administrative expenses was principally due to increased personnel related expenses and an increase in provisions for bad debts resulting from the Company's sales growth and general and administrative expenses for the Company's Australian subsidiary.

Operating income

The Company's operating income increased to $27.6 million for the three months ended September 30, 2000 from $16.2 million for the three months ended September 30, 1999, an increase of $11.4 million, or 69.9%, over the same period in the previous year. As a percentage of net sales, operating income increased to 25.8% for the three months ended September 30, 2000 from 22.9% for the three months ended September 30, 1999 primarily as a result of significant positive operating expense leverage on higher sales volume.

Interest expense, net

The Company incurred net interest expense of $0.8 million for the three months ended September 30, 2000 as compared with net interest expense of $0.3 million for the three months ended September 30, 1999 due to higher borrowing balances on the Company's line of credit and higher average interest rates.

Net income

The Company's net income increased to $17.4 million for the three months ended September 30, 2000 from $10.3 million for the three months ended September 30, 1999, an increase of $7.1 million, or 68.9%, over the comparable 1999 quarter.

Nine Months Ended September 30, 2000 and 1999

Net sales

Net sales increased to $270.1 million for the nine months ended September 30, 2000 from $191.6 million for the nine months ended September 30, 1999, an increase of $78.5 million, or 41.0%. The increase in net sales was primarily attributable to a 35.1%, or $57.2 million, increase in gross sunglass sales. Gross sunglass sales were $220.3 million for the first nine months of 2000 compared to $163.1 million for the first nine months of 1999. For the nine months ended September 30, 2000, the Company experienced a 24.2% increase in sunglass unit volume and an 8.8% increase in average selling prices. The increase in gross sunglass sales is a result of strong sunglass sales of the Company's existing products such as the new Straight Jacket, Minutes, new M-Frame, OO line, and X-Metal line. New sunglass products introduced in 2000, including the Twenty and the C-Wire and the Square Wire, and sales of the Company's polarized styles were also major factors in the increase in sales for the nine months ended September 30, 2000. As a group, gross sales of prescription eyewear, goggles, apparel, footwear, watches and sunglass accessories increased 47.9%, or $21.4 million, during the nine months ended September 30, 2000 over the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company's U.S. net sales increased 35.9%, or $39.5 million, to $149.3 million from $109.8 million in the comparable 1999 period, principally as a result of a 44.7% increase in net sales to the Company's broad specialty store account base and higher sales from the internet and other direct channels. Sales to the Company's largest customer, Sunglass Hut, increased 20.7% in the U.S. to $48.3 million for the nine months ended September 30, 2000 from $40.1 million for the nine months ended September 30, 1999. The Company's international sales increased 47.8% to $120.9 million during the first nine months of 2000 from $81.8 million in the first nine months of 1999, principally as a result of increased sales in all direct operations, including significant increases in net sales in Australia, continental Europe, United Kingdom, Japan and Canada. On November 1, 1999, the Company acquired its Australian distributor, which contributed to the increase in direct international sales during the nine months ended September 30, 2000. Sales from the Company's direct international offices represented 83.0% of total international sales for the nine months ended September 30, 2000, compared to 75.2% for the comparable 1999 period. On a constant dollar basis, international sales increased approximately 56.8% for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999.

Gross profit

Gross profit increased to $171.0 million for the nine months ended September 30, 2000 from $119.6 million for the nine months ended September 30, 1999, an increase of $51.4 million, or 43.0%. As a percentage of net sales, gross profit increased to 63.3% for the nine months ended September 30, 2000 from 62.4% for the nine months ended September 30, 1999. The increase in gross profit as a percentage of net sales is attributable to several factors, including increased sales volume resulting in better utilization of the Company's fixed-cost infrastructure which generated positive leverage, improved X-Metal and footwear margins and the Company's acquisition of its Australian distributor in November 1999, offset by the negative impact on the margins of the Company's direct international sales from the strong U.S. dollar together with lower apparel margins.

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

                                                                   (in thousands)
                                                                   --------------
     Writedown of excess inventories (including inventory
              associated with product returns)                       $     8,502
     Writedown of production equipment to estimated net
              realizable value                                             3,592
     Other costs associated with Restructuring Plan                          506
                                                                   --------------
                                                                     $    12,600
                                                                   ===============


For the nine months ended September 30, 2000, the Company utilized $3.9 million of its restructuring reserves primarily for the write-down of excess inventories.As of October 31, 2000, the Company has completed the restructuring of its footwear operations and expects to utilize the full amount of the $3.8 million reserve remaining at September 30, 2000.

Operating expenses

Operating expenses increased to $105.2 million for the nine months ended September 30, 2000 from $83.7 million for the nine months ended September 30, 1999, an increase of $21.5 million, or 25.7%. Operating expenses, as a percentage of net sales, declined to 38.9% for the nine months ended September 30, 2000 from 43.7% for the nine months ended September 30, 1999, primarily due to the increased sales volume generating significant leverage on operating expenses. This increase in absolute dollars is generally due to higher variable expenses attributable to increased sales volume, together with the operating expenses and goodwill amortization in 2000 resulting from the Company's acquisition of its Australian distributor. As a percentage of net sales, research and development expenses decreased to 2.2% of net sales for the nine months ended September 30, 2000 compared to 2.4% of net sales for the nine months ended September 30, 1999. Selling expenses increased $13.3 million to $65.8 million, or 24.4% of net sales, for the nine months ended September 30, 2000 from $52.5 million, or 27.4% of net sales, for the nine months ended September 30, 1999 as a result of increased sales commissions and higher advertising expenditures, offset by reduced warranty costs resulting from fewer defective claims. Advertising expenses were higher in 2000 as a result of a strategic decision to increase print advertising for the Oakley brand. This increase resulted from the use of an outside agency for media planning with collaboration between the agency and the Company's in-house creative team for advertising content. Shipping and warehousing expenses increased to $6.8 million, or 2.5% of net sales for the nine months ended September 30, 2000 from $4.6 million, or 2.4% of net sales, primarily due to increased footwear and apparel sales with higher average shipping costs. General and administrative expenses for the nine months ended September 30, 2000 were $26.7 million, or 9.9% of net sales, compared to $21.8 million, or 11.4% of net sales, in the same period in 1999. This increase in general and administrative expenses was principally a result of increased personnel-related costs and the general and administrative expenses and goodwill amortization related to the Company's acquisition of its Australian distributor and an increase in provisions for bad debts as a result of the Company's sales growth.

Operating income

The Company's operating income increased to $65.8 million for the nine months ended September 30, 2000 from $35.9 million for the nine months ended September 30, 1999, an increase of $29.9 million, or 83.2%, over the same period in the previous year. As a percentage of net sales, operating income increased to 24.3% for the nine months ended September 30, 2000 from 18.7% for the nine months ended September 30, 1999, as a result of the improved gross margin and significant positive operating expense leverage on higher sales volume.

Interest expense, net

The Company incurred interest expense of $2.1 million for the nine months ended September 30, 2000 as compared with net interest expense of $1.5 million for the nine months ended September 30, 1999. The increase in interest expense is due to greater balances on the Company's line of credit which was used to finance the share repurchase program earlier in the year.

Net income

The Company's net income increased to $41.4 million for the nine months ended September 30, 2000 from $22.3 million for the nine months ended September 30, 1999, an increase of $19.1 million, or 85.7%, over the comparable first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $22.5 million for the nine months ended September 30, 2000 and $32.2 million for the comparable 1999 period. At September 30, 2000, working capital was $90.1 million. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, at September 30, 2000 were $58.7 million compared to $39.1 million at December 31, 1999 and $42.0 million at September 30, 1999. Accounts receivable days outstanding at September 30, 2000 were 49 compared to 53 at September 30, 1999. Inventories increased to $63.4 million at September 30, 2000 from $35.1 million at December 31, 1999 and $39.0 million at September 30, 1999 primarily as a result of the Company's sales growth. Other factors contributing to the increased inventories include the Company's decision to systematically increase inventories in order to improve order fulfillment rates and corresponding turns at retail, rapid international growth and new category expansion, which require increased inventory levels. As a result of the improved gross margin and inventory increases described above, inventory turns decreased slightly to 2.6 at September 30, 2000 versus 2.7 at September 30, 1999.

The Company has an unsecured line of credit of $50.0 million which expires August 2001. At September 30, 2000, the Company had an outstanding balance of $9.9 million under such facility. The Company is currently in negotiation with its lenders to expand this facility on terms no less favorable to the Company and expects to do so in early 2001. Additionally, the Company has a real estate term loan which matures September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (7.84% at September 30, 2000) for ten years. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At September 30, 2000, the outstanding balance on the term loan was $18.2 million.

Capital expenditures, net of retirements, for the nine months ended September 30, 2000 totaled $14.4 million. These expenditures were primarily attributable to facility improvements and new product production tooling and equipment, product displays and expansion of the Company's information technology capabilities. As of September 30, 2000, the Company had commitments of approximately $1.8 million for future capital purchases.

The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

SEASONALITY

Historically, the Company's sales, in the aggregate, have been the highest in the period from March to September, the period during which sunglass use is typically greatest. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross margins at significantly lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross margin in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product introductions and the Company's international expansion have partially mitigated the impact of seasonality.

BACKLOG

Historically, the Company has generally shipped domestic orders (other than seasonal orders for ski goggles, apparel, and footwear and orders from certain sunglass specialty chains) within one day of receipt and international orders within two weeks of receipt. At September 30, 2000, the Company had a backlog of $35.7 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $14.6 million as of such date. Backorders were largely comprised of unfulfilled orders for the Company's X-Metal line.

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

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation", which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as a repricing). The adoption of this interpretation did not impact the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners to increase production volumes in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the dependence on eyewear sales to Sunglass Hut; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; risks that the net realizable value of assets disposed of in the footwear restructuring may differ from estimates used; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products; the ability to source raw materials and finished products at favorable prices to the Company; foreign currency exchange rate fluctuations; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1999, and Quarterly Reports on

Form 10-Q for the three-month periods ended March 31, 2000 and June 30, 2000. The Company undertakes no obligation to update this forward-looking information.

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

As more fully described in Note 5 of the Company's Notes to Consolidated Financial Statements, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts and option contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at September 30, 2000.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133. For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the outstanding foreign currency exchange contracts outstanding at September 30, 2000:


                                               September 30, 2000
                                ------------------------------------------------
                                  U.S. Dollar                           Fair
                                  Equivalent        Maturity            Value
                                -------------      -----------     -------------
Forward Contracts:
------------------
   British pounds               $   2,918,645       Dec. 2000      $   3,219,347
   Mexican pesos                      211,808       Dec. 2000            188,519
   Mexican pesos                      158,856       Mar. 2001            146,406
   Mexican pesos                      158,856       Jun. 2001            143,472
   South African rand                 552,868       Dec. 2000            566,934
   Canadian dollars                 1,479,412       Dec. 2000          1,507,286
   Canadian dollars                 1,529,967       Mar. 2001          1,570,502
   Canadian dollars                   798,244       Jun. 2001            821,187
   Canadian dollars                 1,263,886       Jun. 2001          1,293,045
   Canadian dollars                 2,993,414       Sep. 2001          3,068,531
   Canadian dollars                 2,195,171       Dec. 2001          2,254,098
   Japanese yen                     2,627,197       Dec. 2000          2,635,731
   Japanese yen                     1,850,139       Mar. 2001          1,910,220
   Japanese yen                       925,069       Jun. 2001            971,534
   Japanese yen                     1,850,139       Sep. 2001          1,945,147
   Japanese yen                     3,237,743       Dec. 2001          3,457,473
   French francs                    1,525,629       Oct. 2000          1,800,000
   French francs                    1,440,872       Nov. 2000          1,700,000
   French francs                    1,271,358       Dec. 2000          1,500,000
   Australian dollars               3,093,960       Dec. 2000          3,745,470
                                -------------                      -------------
                                $  32,083,233                      $  34,444,902
                                =============                      =============

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 2000, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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

Interest Rates - The Company's line of credit, with a balance of $9.9 million outstanding at September 30, 2000, bears interest at either the bank's prime lending rate or LIBOR plus 0.75%. Based on the weighted average interest rate of 8.01% on the line of credit during the nine months ended September 30, 2000, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $5,000 per year.

The Company's long-term real estate term loan, with a balance of $18.2 million outstanding at September 30, 2000, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of this long-term debt.

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

The plaintiffs in the California Securities Actions have also asserted claims against Merrill Lynch & Co. ("Merrill Lynch") and Alex. Brown and Sons, Inc. ("Alex. Brown"), which served as the U.S. Representatives of the U.S. Underwriters for the June 6, 1996 offering of five million shares of common stock of the Company by certain of its shareholders (the "Secondary Offering"). By letter dated February 7, 1997, counsel for Merrill Lynch and Alex. Brown gave the Company notice pursuant to the indemnification provisions of the U.S. Purchase Agreement dated June 6, 1996, for the Secondary Offering that they were asserting a claim for indemnification under such provisions and requested that the Company reimburse Merrill Lynch and Alex. Brown on a current basis for their attorneys' fees and expenses incurred in defending the California Securities Actions. Counsel for Merrill Lynch and Alex. Brown subsequently indicated that this claim for indemnification also applies to attorneys' fees and expenses incurred in defending the Federal Securities Actions (described below).

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

In July 2000, an agreement in principle was reached to settle the Federal Securities Action. A written stipulation of settlement was signed by the parties and preliminarily approved by the District Court on October 27, 2000. The proposed settlement, which is subject to final approval by the District Court, will be funded entirely by the Company's insurance carrier and will completely resolve the Federal Securities Actions. In the event the proposed settlement does not become effective, based on its current understanding of the facts, the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the actions.

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

The following exhibits are included herein:

       3.1(1)  Articles of Incorporation of the Company

       3.2(3)  Amended and Restated Bylaws of the Company

       3.3(2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

       3.4(3)  Amendment No. 1 to Sections 1 and Sections 3a through 3f of
               Article IV of the Amended and (3) Restated Bylaws of Oakley, Inc.

     10.42(4) Employment Agreement, dated October 1, 2000, between Tomas Rios and Oakley, Inc.

      27.1(4)  Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)  Filed herewith.

The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Oakley, Inc.


/s/ Jim Jannard                                 November 10, 2000
---------------------------
Jim Jannard
Chief Executive Officer


/s/ Thomas George                               November 10, 2000
------------------
Thomas George
Chief Financial Officer

                                 EXHIBIT INDEX


The following exhibits are included herein:

       3.1(1)  Articles of Incorporation of the Company

       3.2(3)  Amended and Restated Bylaws of the Company

       3.3(2) Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

       3.4(3)  Amendment No. 1 to Sections 1 and Sections 3a through 3f of
               Article IV of the Amended and (3) Restated Bylaws of Oakley, Inc.

     10.42(4) Employment Agreement, dated October 1, 2000, between Tomas Rios and Oakley, Inc.

      27.1(4)  Financial Data Schedule


(1) Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)  Filed herewith.

The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.