Form 10-K
period 2000-12-31
OAKLEY INC
filed 2001-03-28
CIK 946356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    /X/ ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 21, 2001: $440,840,331.

    Number of shares of common stock, $.01 par value, outstanding as of the close of business on March 21, 2001: 68,614,255 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the registrant's 2001 Annual Shareholders Meeting are incorporated by reference into Part III herein.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PART I

BUSINESS


GENERAL

Oakley, Inc. (referenced here as the "Company" or "Oakley") is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation that commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. The Company's designs and innovations are protected by approximately 600 legal patents worldwide.


FORWARD-LOOKING STATEMENTS

WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "INTENDS," "MAY," "PLANS," "PREDICTS," "WILL" OR THE NEGATIVE THEREOF AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY, IN CERTAIN CIRCUMSTANCES, FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED, INCLUDING RISKS RELATED TO THE DEPENDENCE ON SALES TO SUNGLASS HUT, WHICH HAS RECENTLY AGREED TO BE ACQUIRED BY ONE OF THE COMPANY'S MAJOR COMPETITORS AND, ACCORDINGLY, COULD SEEK TO ALTER ITS RELATIONSHIP WITH THE COMPANY; THE ACCEPTANCE IN THE MARKETPLACE OF NEW PRODUCTS; THE ABILITY TO SOURCE RAW MATERIALS AND FINISHED PRODUCTS AT PRICES FAVORABLE TO THE COMPANY; THE ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS AND INTRODUCE THEM IN A TIMELY MANNER; THE EFFECT OF THE CALIFORNIA POWER CRISIS ON THE COMPANY'S OPERATIONS; FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS; AND OTHER RISKS OUTLINED IN THIS REPORT AND IN THE COMPANY'S PREVIOUSLY FILED PUBLIC DOCUMENTS, COPIES OF WHICH MAY BE OBTAINED WITHOUT COST FROM THE COMPANY. IN ADDITION, THE SUCCESS OF ANY NEW PRODUCT LINE DEPENDS ON VARIOUS FACTORS, INCLUDING THE COMPANY'S ABILITY TO IDENTIFY QUALIFIED MANUFACTURING PARTNERS; THE ABILITY TO COORDINATE PRODUCT DEVELOPMENT AND PRODUCTION PROCESSES WITH THOSE PARTNERS; THE ABILITY OF THOSE MANUFACTURING PARTNERS TO INCREASE PRODUCTION VOLUMES IN A TIMELY FASHION IN RESPONSE TO INCREASING DEMAND AND ENABLE THE COMPANY TO ACHIEVE TIMELY DELIVERY OF FINISHED GOODS TO ITS RETAIL CUSTOMERS; AND THE AVAILABILITY OF RAW MATERIALS AND CRITICAL MANUFACTURING EQUIPMENT. OTHER FACTORS AND ASSUMPTIONS ARE INVOLVED IN PREPARING FORWARD-LOOKING INFORMATION RELATED TO PRODUCT DEVELOPMENT AND INTRODUCTION. THE UNCERTAINTY ASSOCIATED WITH ALL THESE FACTORS, AND ANY CHANGE IN SUCH FACTORS FROM THE COMPANY'S EXPECTATIONS, COULD RESULT IN COST INCREASES, DELAYS, OR CANCELLATIONS OF SUCH NEW PRODUCTS, AND MAY ALSO CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. BECAUSE OF THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


PRODUCT LINE AND BRAND EXTENSION

Oakley intends to introduce product line extensions and new product lines in the future and develop innovations targeted to attract additional consumers, and will support efforts to further diversify the Company as a global brand. To take advantage of unique opportunities, the Company may, from time to time, manufacture private-label or other sunglasses for other companies. The Company may also market and sell sunglasses under brand names other than "Oakley." In addition, the Company has licensed, and may determine to further license, its intellectual property rights to others in optical or other industries.

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

State-of-the-art technology maintains efficiency, precision and speed in the Company's product development cycle. Stereolithographic computer modeling is combined with CAD/CAM liquid-laser prototyping to create fully detailed prototypes of eyewear, footwear and accessories. Rapid iteration of working models allows for extensive design testing before final production. After the development stage is complete, the finalized sculpture can be used directly in preparation of production tooling. Utilizing these processes, the Company is capable of introducing new eyewear product lines within four months of initial concept.

The Company's products undergo extensive testing throughout development. The American National Standards Institute (ANSI) has established specific testing criteria for eyewear. Known as Z87.1, these tests analyze product safety and provide quantitative measure of optical quality. The Company conducts ANSI tests at its own facilities on a regular basis, and all eyewear products meet or exceed Z87.1 standards. In addition, the Company performs a broad range of eyewear durability testing that includes extremes of UV, heat, condensation and humidity. With strict guidelines from the American Society for Testing and Materials (ASTM) and other industry authorities, Oakley footwear and apparel are tested to ensure quality, performance and durability. Abrasion tests are performed on the outsole and shoe upper, and on clothing that utilizes rubber compounds in high-abrasion areas. Analyses of the traction performance of outsoles, the bond strength between shoe components and the breathability of textiles are also performed.

EYEWEAR TECHNOLOGY

Among the Company's most important patents are those which guard its achievements in toroidal single-lens geometry and the associated manufacturing techniques, dual-spherical lens technology and the associated optical advances, and innovations in frame design and functionality. The proprietary technologies employed in lens cutting, etching and coating, as well as the Company's significant investment in specialized equipment, are matched with exclusive formulations of production materials to achieve the superior optical quality, safety and performance of Oakley eyewear.

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

High-performance sports application eyewear featuring Oakley's patented POLARIC ELLIPSOID(TM) lens geometry (M FRAME(R), PRO M FRAME(R) and ZEROES(R)) have demonstrated superior optical clarity when compared to similar products of principal competitors. Developed specifically for toroidal lenses (which use different measurements for top-to-bottom vs. side-to-side curvature), this proprietary geometry allows the Company to produce single-lens sports shields that provide enhanced coverage and protection while reducing distortion at all angles of vision.

PLUTONITE(R) lens material and IRIDIUM(R) lens coatings are among the Company's most prominent advances in eyewear. PLUTONITE is a proprietary material used to produce lenses of exceptional optical clarity. The material inherently blocks 100% of all UVA, UVB, UVC and harmful blue light. Rendered as lenses of extremely high durability and low weight, it offers superior impact protection when matched with the Company's eyewear frames. IRIDIUM is a metallic oxide that improves contrast and thereby enhances perception of detail. A full spectrum of available IRIDIUM lens coatings allows the wearer to tune transmission for any given light condition. The coating has become very popular for eyewear used in demanding sports such as skiing and cycling, and in high altitude use.

The distinctive hues of the Company's lenses add to their popularity in the recreational sunglass market. By offering interchangeable lenses for certain frames, as well as other changeable components in various colors and shapes, the Company has created a market for replacement parts. Depending on the sunglass, an Oakley customer may have several lenses for differing light conditions and several nosepieces and earpieces in a range of colors for variety, adaptability and personalized styling.

The Company continues to raise the bar of performance with innovative engineering in frame design. A proprietary three-point fit serves to retain optical alignment while eliminating the discomfort of ordinary frames that mount with unbalanced pressure points. The frames of WIRES(TM) are rendered from a durable, lightweight alloy of five metallic compounds. O MATTER(R) frames are composed of a lightweight synthetic that retains durability while allowing critical flex. As the only 3-D sculptured, hypoallergenic, all-metal frames on earth, X METAL(R) is a family of eyewear named for a proprietary metal blend that exhibits an extraordinary strength-to-weight ratio. X METAL(R) frames are produced with a unique metallurgical process and are designed to utilize breakthroughs in architectural mechanics that allow the customer to tailor the fit.

The Company has applied prescription lens technology to all its frame models. OAKLEY RX is an adaptive geometry that utilizes computer modeling to reconfigure the optics of corrective lenses, shaping them to the wrapped curvature of the Company's frames. Critical focus is extended to the periphery, producing the widest possible field of clarity for prescription eyewear. Custom grinding and specialized equipment for cutting and edging give Oakley proprietary control of this precision lens tailoring. The Company's prescription lenses can be made to fit any brand of ophthalmic frame, regardless of model or manufacturer. Options that include IRIDIUM(R) lens coatings, polarization and clear lenses with anti-reflective coating offer customers added incentive to select OAKLEY RX prescription lenses.

The Company is currently preparing to release its first line of ophthalmic-specific frames. Each rendering is tuned with geometries that maintain critical focus for the widest possible range of ophthalmic correction. The frames will take advantage of numerous technical and aesthetic advances created for the Company's non-prescription frames, including lightweight metals for high durability and maximized comfort, UNOBTAINIUM(R) components that increase grip with perspiration, and Oakley's proprietary three-point fit.


EYEWEAR PRODUCTS

Several new eyewear products were introduced during the year 2000. The new releases include three additional styles of WIRES(TM); updated versions of A WIRE(R), E WIRE(R) and SQUARE WIRE(R); new O MATTER(R) styles called FOUR(TM) and TWENTY(TM); a new version of the Company's popular EYE JACKET(R); a new sport-specific sunglass called WATER Jackets(TM); and a completely new thinking in eyewear called OVERTHETOP(TM).

The Oakley OO(TM) ("double-O") eyewear line represents a departure from the Company's traditional geometries of wrapped, raked-back frames and is thereby intended to address previously untapped markets. Newly released in 2000, OO-A(TM) and OO-E(TM) are designed with orbital geometries based on the Company's highly successful A WIRE(R) and E WIRE(R) models. Another new member of the WIRES(TM) family, C WIRE(TM) features the Company's first spring hinge design.

Other successful styles in the WIRES(TM) family were enhanced with dimensional bridge architecture and fitted with refined earstems on retooled hinges. They were released in 2000 as the new A WIRE(R), E WIRE(R) 2.0 and SQUARE WIRE(R)
2.0. The new A WIRE(R) was rendered in two versions, a standard thin design and a frame with wider orbitaL edgework called A WIRE(R) THICK.

Among the diversified offerings of O MATTER(R) frames, FOUR(TM) and TWENTY(TM) were new additions in 2000. Oakley FOUR(TM) uses four-base curvature to shape the lenses in a distinctive plane in front of the eyes. Augmented with true metal icons, the new frame features a sculptural hinge design. The new TWENTY(TM) also features true metal icons, added to enhance aesthetics and deter counterfeiting. A new member of the popular FROGSKIN(R) family of eyewear, TWENTY(TM) is the first O MATTER(R) frame to include both an UNOBTAINIUM(R) nosepiece and UNOBTAINIUM(R) earsocks.

EYE JACKET(R) 2.0 features the Company's first flush-mount lens orbitals. This innovation was inspired by the crystal of the Company's TIME BOMB(TM) wristwatch, and the aesthetics of the watch's band links can be seen in the segmented earstems of the frame. Raising the lenses to the frame surface required the Company to invent new production technologies of Computer Numeric Controlled edging in order to achieve an exact fit and maintain impact protection synonymous with the brand.

Based on the breakthrough design of the Company's RACING JACKET(R), WATER JACKET(TM) combines the clarity of performance optics with unsurpassed protection against ultraviolet light and impact, and is designed for use in water recreation. A specially designed H2O strap keeps the frame securely in place, and a newly formulated hydrophobic solution enhances performance by making water bead off the lenses.

At the 2000 Olympic Games, the world was introduced to a complete reinvention of the concept of eyewear. OVERTHETOP(TM) is a lightweight optical frame that extends over the top of the head instead of around the sides like conventional eyewear. Featuring flush-mount lens orbitals, the hingeless frame wraps the cranium in secure comfort with soft UNOBTAINIUM(R) at contact points.

The Company's eyewear products are listed below:

FROGSKINS(R)                   DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
------------                   ---------------                             ---------------------------
FROGSKINS(R)                   April 1985 (UPDATED DECEMBER 1996)          $60-120
FIVES(TM)                      April 1997                                  $60-120
TENS(TM)                       August 1998                                 $75-145
TWENTY(TM)                     March 2000                                  $95-155

JACKETS(R)                     DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
----------                     ---------------                             ---------------------------
MINUTE(TM)                     May 1998                                    $80-150
MOON(TM)                       July 1998                                   $100-130
EYE JACKET(R)                  Late 1994 (UPDATED AUGUST 1999)             $80-150
EYE JACKET(R)2.0               July 2000                                   $100-185
RACING JACKET(R)               January 1998                                $125-150
STRAIGHT JACKET(R)             May 1996 (UPDATED NOVEMBER 1999)            $85-180
WATER JACKET(TM)               July 2000                                   $185

M FRAMES(R)                    DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
-----------                    ---------------                             ---------------------------
M FRAME(R)                     March 1990 (UPDATED MAY 1999)               $100-170
PRO M FRAME(R)                 November 1996                               $100-195

ZEROS(R)                       DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
--------                       ---------------                             ---------------------------
ZEROS(R)                       Late 1993 (UPDATED MAY 1999)                $85-125

OO(TM)                         DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
------                         ---------------                             ---------------------------
OO(TM)                         June 1999                                   $170-190
OO(TM)SQUARE                   June 1999                                   $170-190
OO-A(TM)                       April 2000                                  $190
OO-E(TM)                       April 2000                                  $190

WIRES                          DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
-----                          ---------------                             ---------------------------
E WIRE(TM)                     October 1993 (UPDATED MAY 2000)             $130 (DISCONTINUED)
E WIRE(TM)2.0                  May 2000                                    $135
T WIRE(TM)                     August 1994 (UPDATED MAY 2000)              $225
SQUARE WIRE(R)                 June 1996 (UPDATED MAY 2000)                $135 (DISCONTINUED)
SQUARE WIRE(R)2.0              May 2000                                    $135-190
A WIRE(TM)                     May 1998 (UPDATED MAY 2000)                 $135-190
C WIRE(TM)                     April 2000                                  $150

X METAL(R)                     DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
----------                     ---------------                             ---------------------------
ROMEO(R)                       February 1997                               $275
MARS(TM)                       March 1998                                  $275-315
JULIET(TM)                     February 1999                               $275-400
XX(TM)                         December 1999                               $275-325

                               DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
OAKLEY FOUR(TM)                November 2000                               $70-80

OVERTHETOP                     DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
----------                     ---------------                             ---------------------------
OVERTHETOP(TM)                 November 2000                               $175

GOGGLE TECHNOLOGY AND PRODUCTS

The culmination of more than 20 years in the goggle business has resulted in the world's most optically correct goggles for motocross, mountain bike, snow and water recreation. Available in a number of styles, the Company's goggles include features such as scratch-resistant Lexan(R) lenses, conical frames and multi-layered face foams. Updated in 2000, the Company's MX O FRAME(R) continues to improve upon its championship legacy in motocross. The A FRAME(R) is the world's first optically correct dual-lens snow goggle and is engineered to optimize protection, as well as the clarity and range of peripheral and downward vision. A triple layer of face foam insulates and cushions the contact surface for the ultimate in thermal shielding and comfort.

GOGGLES             DATE INTRODUCED                U.S. SUGGESTED RETAIL PRICE
-------             ---------------                ---------------------------
MOTOCROSS           1980 (UPDATED MARCH 2000)      $35-60
SNOW                1983                           $30-120
H20                 1990                           $37-60

FACE SHIELDS

In June 1997, Oakley acquired One Xcel, Inc., a company that designs, markets and distributes the only optically correct protective face shield available for use with sports helmets. Oakley continues to maintain a licensing relationship with the National Hockey League (NHL) for this product line.

FOOTWEAR TECHNOLOGY

With continued advancement in the design and manufacture of footwear, the Company is utilizing proprietary NET SHAPE(TM) technology to create shoes with superior fit throughout the full range of motion. Instead of creating parts separately and forcing their consolidation, true unibody construction is achieved with CAD/CAM engineering, allowing components to form an integrated system. A design change in any part of the shoe is seamlessly integrated into other components, and finalized data is passed directly to production equipment. This translates to improved functionality and comfort, as well as enhanced durability by preventing weaknesses that could result from misaligned or mismatched components.

Additional innovations in design and manufacture achieve superior performance, comfort and durability in the Company's footwear offerings. Premium materials and proprietary structural designs are used to achieve cushioning properties that exceed industry standards. Usage life is maximized by minimal compression set, which allows components to resist permanent deformation. Comprehensive moisture control systems are matched with structural designs and materials that offer high levels of vapor transport to help alleviate the buildup of perspiration. Raised outsole designs enhance lateral protection and encapsulate midsoles rather than leaving them exposed. Engineered for specific performance applications, an array of shoe lasts allows the Company to tune performance in each footwear line.

FOOTWEAR PRODUCTS

The first model of the Company's footwear was introduced in June 1998. With the goal of reinventing the concept of performance footwear, the Company utilized materials that have never before been applied in the industry. Vulcanized rubber was discarded for a unique synthetic, a composite of Kevlar(R) and Oakley UNOBTAINIUM(R) that parallels the traction technology of racing tires. A breathable lattice of high-tenacity O MATTER(R) was interwoveN with Kevlar(R) for the shoe upper, and breakthroughs such as three-point triangulated sole geometry and independenT torsion response were added to enhance performance.

Eight new footwear styles were released in the year 2000. They include FLESH(TM) and FLESH SANDAL(TM), NAIL(TM) LOW-TOP, NAIL(TM) MID-TOP, NAIL(TM) HIGH-TOP, FLAT-TOP NAIL(TM), PIT SHOE(TM) and PIT BOOT(TM).

FLESH(TM) and FLESH SANDAL(TM) blend the TRACTION POD technology of the Company's SHOETHREE(TM) footwear with top-grain leather and AEROPRENE, a pliable synthetic that maintains comfort by releasing heat buildup. Monolithic soles provide nearly a full inch of cellular padding beneath the foot while water-wicking synthetics control moisture.

The high-performance NAIL(TM) line incorporates the latest technical advances in footwear manufacture. NAIL(TM) LOW-TOP, MID-TOP and HIGH-TOP feature raised outsole architectures that encapsulate and protect the midsole. Moisture transport liners use directional draw to pull perspiration away from skin. Lasting boards are enhanced with an additional 2mm of shock absorbing urethane and all three designs include premium urethane insoles.

The performance tread of the Company's premium NAIL(TM) footwear line was used to create FLAT-TOP NAIL(TM). Enhanced with water-wicking synthetics to draw away moisture, the flexible skin combines pliable AEROPRENE with supple leather. A raised outsole encapsulates the midsole and improves durability, and urethane enhances shock absorption.

The monolithic soles of the PIT SHOE(TM) and PIT BOOT(TM) are built from a substance more durable yet lighter than rubber. Raised sidewalls improve impact protection as ergonomic contouring and plush padding maximize comfort. Unlike competitors' materials that pound down after a few weeks of wear, true urethane maintains shock absorption. Water-wicking synthetics provide comprehensive moisture control.

KEVLAR(R) IS A REGISTERED TRADEMARK OF DUPONT.

The Company's current footwear products are listed below:

FOOTWEAR                       DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
--------                       ---------------                             ---------------------------
O SHOE(TM)                     June 1998                                   $125 (DISCONTINUED)
SHOETWO(TM)                    June 1999 (updated Spring 2001)             $85
SHOETHREE(TM)                  November 1999                               $99
FLESH(TM)                      June 2000                                   $75
FLESH(TM)SANDAL                June 2000                                   $80
NAIL(TM)LOW-TOP                June 2000                                   $85
NAIL(TM)MID-TOP                June 2000                                   $95
NAIL(TM)HIGH-TOP               June 2000                                   $120
PIT BOOT                       June 2000                                   $115
PIT SHOE                       June 2000                                   $100
FLAT-TOP NAIL(TM)              October 2000                                $80

Three new lines are planned for a spring 2001 release, including a performance off-road shoe to be known as the SAW series, plus a series of aquatic sandals called SMOKE. Additionally, SHOETWO(TM) will receive an updated, newly embossed and sculpted look and will be known as SHOE 2.1(TM).

WRISTWATCH TECHNOLOGY

The Company's premier wristwatch line features WORLD MOVEMENT(TM), the culmination of advances in gearing, bearings and microcircuitry from around the globe. The products combine digital quartz accuracy with an intuitive analog design. They include a new Oakley invention, a precision flywheel mechanism called the O ENGINE(TM) which operates an INERTIAL GENERATOR(TM). With the means to convert motion into electricity, the CompANY has created a self-powering timepiece that never needs winding or batteries. Precision crafting is extended to the full-metal band, with unique positional geometry applied to each segment in order to enhance ergonomic flex.

In September 2000, Oakley released D1, the Company's first digital performance watch. Developed for the training requirements of professional athletes, a proprietary software engine drives integrated circuitry with the precision of digital calibration. An expanded memory core allows the logic module to store comprehensive timing data. A unique array of liquid crystal diodes maximizes display contrast and includes electroluminescent backlighting for low-light conditions. A matrix of aramid fiber and resin, the composite casing is anchored to the wrist by a comfortable UNOBTAINIUM(R) strap and a stainless steel buckle.

WRISTWATCH PRODUCTS

The sculptural metal casings of the Company's TIME BOMB(TM), ICON(TM) and ICON SMALL(TM) wristwatches are available in distinctive finishes: X METAL(TM) Titanium, Ion-Plated Stainless and Hand Polished Titanium. Limited editions are available also, including a TIME BOMB(TM) version rendered fully in 18-karat gold. Five new versions of the Company's premier styles were released in 2000, including a Cannon Red dial face TIME BOMB(TM) and a Polished Titanium ICON SMALL(TM) with a gold dial face. The Company's digital sports watch is available in an assortment of hues.

The Company's current timepiece products are listed below:

WATCH                          DATE INTRODUCED                             U.S. SUGGESTED RETAIL PRICE
-----                          ---------------                             ---------------------------
TIME BOMB(TM)                  December 1998                               $1300-1500
ICON(TM)                       November 1999                               $1300
ICON SMALL(TM)                 November 1999                               $1200
D1                             September 2000                              $180


APPAREL AND ACCESSORY TECHNOLOGY

Addressing both male and female apparel needs, the Company has invested in a world-class lab that allows 100% in-house testing, research and development of garment products. Digital technologies allow the Company to design and create in three dimensions. All pieces are engineered to fit the body as contoured spatial forms, not flat cutouts, so articulation and fit can be maximized. The Company is utilizing core technologies to build technical outerwear for professional competition, and thereby achieve crossover into technical lifestyle. Innovations that enhance product durability, performance and comfort for professional athletes are transcended to the general public.

Engineered to provide superior climate resistance and unparalleled comfort, the Company's apparel achieves full performance benefits without added bulk or excess weight. Articulation provides ergonomic flexibility while triple-needle stitching and thermal seam seal taping maintain rugged durability. Textiles are enhanced with performance features that may include shielding from ultraviolet light, fast-drying properties and water-wicking capabilities for comprehensive moisture control, and stretch resistance to maintain resilience.

Laminated membranes and unique coating formulations shield the Company's technical apparel from environmental moisture with no loss in garment breathability. This provides optimal comfort by minimizing perspiration buildup. The Company's membrane technology achieves 25,000mm water resistance, equivalent to supporting an 82-foot column of fluid without leaking. The breathability of the Company's top textiles surpasses the industry standard by 47% on ASTM vapor transport test E96B.

Additional enhancements maximize performance in the Company's apparel offerings. To maintain comfort, adjustable venting is engineered into specific anatomical zones that are prone to heat buildup. The rapid dissipation of heat and moisture is augmented by performance textiles that maintain the breathability of vapor transport. Dimensional panels of BIO FOAM are used to shield critical areas. These multi-density structures absorb and dissipate the force of impact. When weather conditions change, the adaptable architecture of the Company's apparel allows instant acclimation.

Apparel designs currently in development are slated to include advances that will further improve performance. During high activity, microcapsules in the Company's premium technical wear will cool the body by drawing away and storing excess heat. The stored thermal energy will be returned when body temperature drops, improving resistance to cold climates. Utilizing a unique phase-change material, this technology of reversible heat storage was developed by NASA.

APPAREL AND ACCESSORY PRODUCTS

The Company released 132 apparel styles during the year 2000. Spring 2000 apparel releases included 40 new styles and featured four styles of men's jackets, two styles of women's jackets, a style of warm-ups, seventeen styles of men's and women's base-layer technical wear, a style of men's shorts and men's sweat pants, a style of women's shorts and women's sweatshirt, two styles of men's sweatshirts, and ten styles of men's and women's T-shirts.

Fall apparel releases for 2000 featured nine styles of men's technical outerwear, four styles of women's technical outerwear, four styles of men's technical wear, four styles of men's base-layer technical wear, three styles of women's base-layer technical wear, five styles of men's jackets, five styles of women's jackets, three styles of men's pants, three styles of women's pants, five styles of men's tops, ten styles of women's tops, three sweat sets, one style of men's mid-layer top, five styles of women's mid-layer top, two styles of men's sweatshirts, one style of women's sweatshirt, one style of men's sweat pants, three styles of men's long-sleeve T-shirts, fourteen styles of men's and women's T-shirts, and seven styles of hats.

Technical accessory releases include performance backpacks (O PACK(TM) and PACKTWO(TM)), sports bags and eyewear cases. A new medium-size duffle bag was released in spring 2000.

For 2001, the spring apparel line is slated to include more than 80 styles. The fall 2001 apparel line is expected to include close to 90 styles.

MANUFACTURING

The Company's headquarters and manufacturing facility is located in Foothill Ranch, Orange County, California, where it assembles and produces most of its products. The Company owns, operates and maintains most of the equipment used in manufacturing its eyewear products. In-house production can contribute significantly to gross profit margins and offers protection against piracy. It further enables the Company to produce products in accordance with its strict quality-control standards. Components and processes that are unlikely to add significant value are contracted to outside vendors. For example, the Company utilizes third party manufacturing to produce its internally designed footwear and apparel.

Much of the equipment used in the manufacture of Oakley products has been specially designed and adapted for the processes used by the Company. By manufacturing its own products, the Company has the opportunity to experiment with new materials and technologies which can lead to important discoveries, such as its patented IRIDIUM coating technology (which the Company believes is one of the most sophisticated coating processes in the industry). Proprietary manufacturing equipment and methodologies are protected by special security measures employed at the Company's manufacturing facilities.

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

The Company relies on a single source for the supply of several components, including the uncoated lens blanks from which virtually all of the Company's lenses are cut. In the event of the loss of the source for lens blanks, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply for lens blanks can be located or developed in a timely manner.

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

As announced in late 1999, the Company restructured its footwear business in order to reduce its in-house manufacturing investment and supplement it with select manufacturers for component and complete-unit production. The Company's principal outside manufacturer was chosen on the basis of its ability to leverage the Company's integrated CAD/CAM technologies, its flexibility and capability to support future product developments and its ability to maintain the levels of quality and innovation synonymous with the Oakley brand. In connection with restructuring, the Company recorded an $8.2 million after-tax charge in the fourth quarter of 1999 to reflect the disposal of excess footwear manufacturing equipment, the write-down of footwear inventory and raw materials, and other charges incidental to this restructuring. The restructuring plan was completed in October 2000 with no revisions to the charge recorded. For information on the Company's restructuring charge, see Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


DISTRIBUTION

The Company sells Oakley eyewear in the United States through a carefully selected base of approximately 8,600 active accounts as of December 31, 2000 with approximately 12,000 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops and motorcycle, running and sporting goods stores. Unlike most of its competitors, the Company has elected not to sell its products through discount stores, drug stores or traditional mail-order companies.

The Company's current level of distribution, with the addition of key niche retailers--most notably in the premium optical and footwear specialty channels--is expected to be capable of accommodating expanding sales while maintaining the discoverability of Oakley products by consumers. This distribution philosophy provides retailers with a degree of exclusivity for Oakley products that has increased brand loyalty and encouraged retailers to display Oakley products in prominent shelf space. The noticeable absence of the Company's products from discount stores, drug stores and traditional mail-order catalogs has contributed to the Company's image as an exclusive producer of high-quality products.

The Company's products are currently sold in over 70 countries outside the United States. In most of continental Europe, marketing and distribution are handled directly by the Company's Oakley Europe subsidiary, located near Paris, France, which is staffed by approximately 130 employees who perform sports marketing, advertising, telemarketing, shipping and accounting functions. Since 1995, the Company has been selling Oakley products to Mexico and Central America on a direct basis through its subsidiary Oakley Mexico. In 1996, the Company acquired its exclusive distributor in the United Kingdom ("Oakley UK") and established an office in South Africa ("Oakley Africa") and began selling to those markets on a direct basis in the fourth quarter of 1996. In May 1997, the Company began selling to Japan ("Oakley Japan") on a direct basis through its own operation. In April 1998, the Company acquired the Oakley division of its exclusive Canadian distributor, enabling the Company to market and sell its products on a direct basis in Canada. In November 1999, the Company acquired its exclusive Australian distributor to assume direct responsibility for distribution of Oakley products in that market and in New Zealand. In June 2000, the Company assumed direct responsibility for distribution of Oakley products in the Austrian market and opened a new office known as Oakley GmbH in Munich, Germany to serve the Germanic markets.

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

CUSTOMER SERVICE

Oakley strives to support its products with the best customer service in the industry. With a staff of approximately 160 employees, the Customer Service group promptly and courteously responds to customer inquiries, concerns and warranty claims.

The Company provides a one-year limited warranty against manufacturer's defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer's defects when purchased from an authorized Oakley watch dealer.

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

The sports marketing division consists of 17 sports marketing experts domestically, with an additional 30 managers positioned in direct offices and with distributors internationally. These experts specialize in multiple sport and entertainment market segments and niches. The mission of the Company's sports marketing experts is to identify and develop relationships with top athletes and opinion leaders in the sports industry, negotiate their endorsement agreements and help them serve as ambassadors by educating them on the performance functions and benefits of Oakley products. This strategy has proven to gain editorial exposure that ultimately brings awareness and authenticity to the brand. The diverse knowledge of Oakley's sports marketing experts earns the respect of pro athletes even in alternative sports such as surf and snowboard, yet continues to successfully expand the Company's reach in more mainstream sports such as golf.

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

In May 2000, the Company announced the redirection of its strategic relationship with VitroRobertson, its advertising agency of record. Increased operating efficiencies and the capabilities of the Company's graphics department have allowed the Company to bring the creative development sector in-house. VitroRobertson will continue its role in media buying and planning, with the Company further evaluating the possibility of expansion of VitroRobertson's role in media planning for the Company's international markets.

During the past year, the Company further expanded its direct marketing efforts. In addition to the Official Oakley Catalog, direct to consumer mailers were produced to announce new categories and products and to inform consumers of the Company's internet site. The Company's direct marketing team began working closely with key accounts, such as Sunglass Hut, Sports Chalet, Finish Line and Gaylans, to produce mailers geared specifically to their customers. The Company's first O STORE opened its doors in July 1999 for business in Irvine, California. As the first official Oakley retail outlet, it sells the full range of Oakley products and features marketing enhancements, such as displays of the proprietary technologies that are the hallmark of the brand.

COMPREHENSIVE INTERNET STRATEGY

The Company continues to execute a comprehensive Internet channel strategy designed to allow more consumers to purchase Oakley products as efficiently as possible. The program utilizes the World Wide Web as a complementary channel to retail and international distributors. Ultimate goals include increased consumer awareness of the Oakley brand, improved customer service and increased sales through retail and E-commerce channels by harnessing the unique interactive capabilities of the Internet.

The Company's corporate Web site, www.oakley.com, was extensively redesigned in October 1999. Fully E-commerce capable, the site features the entire line of Oakley eyewear, footwear, apparel, accessories and wristwatches for delivery to U.S. customers and in November 2000, expanded its selling capabilities to Canadian customers. The site also features a prominent dealer-locator function that directs consumers to local retailers. With improvements in place, the Company is capitalizing on the diverse opportunities offered by Internet commerce.

The Company's fully integrated technology platform and operational capabilities place it in a strong position as a manufacturer equipped for in-house order processing and timely fulfillment. The Internet strategy is enabled by a front-end technology platform featuring servers and hardware from Sun Microsystems, database management tools from Oracle Corp., content management tools from Vignette, and hosting services by Exodus Communications. These tools allow the Company to utilize the power of the Internet without relying on outsourced fulfillment operations or building a fulfillment and customer service center from scratch. Front-end technologies have been integrated with its Enterprise Resource Planning (ERP) systems provided by SAP AG. The Company has implemented SAP's order processing, manufacturing, inventory management, distribution and finance modules in its key worldwide locations in the United States, Canada, Japan, France and Germany. This has created an efficient, streamlined supply-chain process capable of providing same-day or next-day shipping of in-stock orders.

The Company is also utilizing three additional storefronts for commerce. The first involves "click-and-mortar" partners who currently offer a select assortment of Oakley products on their Web sites and in their retail stores. These notable sites currently include Sunglass Hut, Recreational Equipment Inc., Sports Chalet and Chaparral Racing. The next virtual storefront consists of select pure E-tailers that sell exclusively over the Internet. Fogdog Sports (WWW.FOGDOG.COM) and Ashford. Com (WWW.ASHFORD.COM) were the first partnerships created in December 1999, with Swell Inc. (WWW.SWELL.COM) added in November 2000.

Oakley regularly evaluates additional E-tail partners for inclusion in this program and plans to make future announcements as they are selected. The final storefront includes carefully chosen affiliates. Under this program, qualifying partners will be authorized to place on their Web site a hyperlink which will take a visitor directly to Oakley's corporate Web site, WWW.OAKLEY.COM.

PRINCIPAL CUSTOMERS

During 2000, net sales to the Company's ten largest customers, which included four international distributors, accounted for approximately 27.6% of the Company's total net sales. Net sales to one customer, Sunglass Hut, the largest sunglass specialty retailer in the world, accounted for approximately 21.0% of the Company's 2000 net sales. Such sales do not include those sales to Sunglass Hut locations outside the United States that are made by the Company's independent international distributors. At December 31, 2000, Oakley independent distributors serviced 4 of the 1,737 Sunglass Hut locations worldwide. In February 2001, Sunglass Hut announced that it had entered into a definitive merger agreement with Luxottica Group S.p.A. ("Luxottica"), one of the Company's largest competitors, under which Luxottica will acquire Sunglass Hut in a cash tender offer and subsequent merger.
See "COMPETITION" below.

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

The following table reflects data as of December 31, 2000 concerning the Company's intellectual property:

                             Number of Utility/Design Patents                Number of Trademarks
                           --------------------------------------    --------------------------------------
                                Issued             Pending                Issued             Pending
                                ------             -------                ------             -------
     United States                131                 26                    107                 24
     International                468                110                    691                176

As evidenced above, Oakley is the owner of numerous utility and design patents, both domestically and internationally. Two of the Company's domestic patents expire in 2001, which pertain to products that are either no longer offered for sale at retail or are used on the Company's lower-end goggle designs that are rarely, if ever, copied by infringers. None of the other patents the Company is currently using to enforce its property rights has an expiration date before 2004.

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

The Company also competes in the broader non-sports, or recreational, segment of the sunglass market, which is fragmented and highly competitive. The major competitive factors include fashion trends, brand recognition, marketing strategies, distribution channels and the number and range of products offered. A number of established companies, including Luxottica, compete in this wider market. In order to retain its market share, the Company must continue to be competitive in quality and performance, technology, method of distribution, style, brand image, intellectual property protection and customer service. In February 2001, Luxottica and Sunglass Hut jointly announced that they have entered into a definitive merger agreement under which Luxottica will acquire Sunglass Hut in a cash tender offer and subsequent merger. The Company believes that its long relationship with Sunglass Hut has been a very beneficial one for both companies, and, based on preliminary discussions the Company has had with Sunglass Hut and Luxottica management, the Company believes that Oakley will continue to be a leading brand within Sunglass Hut worldwide locations. See "PRINCIPAL CUSTOMERS" above.

Within the athletic footwear and sports apparel market, the Company competes with large, established brands such as Nike, Reebok, Adidas and Fila, which have greater financial and other resources than the Company. In addition to these dominant brands, the Company also competes with smaller niche brands, such as Vans, Skechers and Timberland.

The TIMEBOMB competes in the upper-middle and luxury segments of the watch market (respectively categorized by the price points $300-$900 and $1,000 plus) which is dominated by established Swiss brands, including Rolex, Breitling, Gucci, Omega, TAG-Heuer, Movado, Rado and Hamilton. The Company's Performance Series watches compete in the middle segment of the watch market which is characterized by sports watches from Nike, Adidas, Timex and Casio. In addition, the Company's Performance Series watches compete with other fashion brands from the Swatch Group, Swiss Army and Fossil with price points $50-$299.

DOMESTIC AND FOREIGN OPERATIONS

See Notes 10 and 11 in NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS for discussion regarding domestic and foreign operations.

EMPLOYEES

The Company believes that its employees are among its most valuable resources and have been a key factor in the success of Oakley's products. As of March 21, 2001, the total count of full-time permanent employees worldwide was 1,485. In addition, the Company may utilize as many as 500 temporary personnel from time to time, especially during peak summer months.

The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has never experienced a work stoppage.


ITEM 2.      PROPERTIES

The Company's principal corporate and manufacturing facility is located in Foothill Ranch, Orange County, California. The facility is approximately 400,000 square feet, with potential to expand into an additional 100,000 square feet. In June 1996, the Company purchased a facility in Nevada of approximately 63,000 square feet for the production of its X METAL(R) eyewear. In addition, the Company leases office and warehouse space as necessary to support its operations worldwide, including offices in the UK, Germany, France, Australia, South Africa, Japan, Canada, New Zealand and the state of Washington. The Company owns a business office and warehouse of approximately 18,000 square feet in Mexico City for its operations in Mexico and Central America. The facility was first occupied in late 1998. In December 2000, the Company leased a new 118,000 square foot warehouse and shipping facility in Ontario, California to support the expanding needs of its footwear and apparel lines. The new facility began shipping the Company's spring footwear and apparel lines to retailers in early 2001. The Company believes its current and planned facilities are adequate to carry on its business as currently contemplated.

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

In response to California's current power crisis and the resulting increase in electricity costs, the Company entered into a month-to-month lease agreement in late 2000 for the rental of four generators to protect against unforeseen blackouts, including blackouts forecasted for summer 2001. Also, by utilizing these generators, the Company would avoid any fines for excess power usage under its I-6 Tariff agreement with Southern California Edison. The Company believes that these generators will supply enough capacity to generate the electricity necessary for the Company to operate. The Company is currently reviewing its options for self-power generation as a longer-term alternative to the use of leased generators. Although the Company has taken these steps to ensure the availability of adequate power for its operations, there can be no assurances that the Company will find a viable alternative to the lease of generators or that California's current power crisis will not have a material adverse effect on the Company's results of operations and financial condition.

ITEM 3.      LEGAL PROCEEDINGS

THE CALIFORNIA SECURITIES ACTIONS

The Company and certain of its officers and directors were named as defendants in three putative class action lawsuits (the "California Securities Actions") filed in December 1996 in the California Superior Court for the County of Orange (the "Superior Court"). The cases were captioned:

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


The plaintiffs sought to represent a class of persons who purchased the Company's common stock between March 22, 1996 and December 5, 1996. The operative complaint in the California Securities Actions alleged claims for violations of the antifraud provisions of the California Corporations Code, unfair business practices and false advertising in violation of certain provisions of the California Business and Professions Code, fraud and negligent misrepresentation. The plaintiffs' claims were based on alleged material misstatements and omissions in certain of the Company's public statements, Securities and Exchange Commission filings and in the reports of third-party analysts regarding the Company's retail distribution practices, market conditions, new product developments and extensions of existing product lines, business with Sunglass Hut and earnings prospects. The plaintiffs sought unspecified damages and other relief against the Company and the other defendants.

The plaintiffs in the California Securities Actions also asserted claims against Merrill Lynch & Co. ("Merrill Lynch") and Alex. Brown and Sons, Inc. ("Alex. Brown"), which served as the U.S. Representatives of the U.S. Underwriters of the June 6, 1996 offering of five million shares of common stock of the Company by certain of its shareholders (the "Secondary Offering"). By letter dated February 7, 1997, counsel for Merrill Lynch and Alex. Brown gave the Company notice pursuant to the indemnification provisions of the U.S. Purchase Agreement dated June 6, 1996, for the Secondary Offering that they were asserting a claim for indemnification under such provisions and requested that the Company reimburse Merrill Lynch and Alex. Brown on a current basis for their attorneys' fees and expenses incurred in defending the California Securities Actions. Counsel for Merrill Lynch and Alex. Brown subsequently indicated that this claim for indemnification also applies to attorneys' fees and expenses incurred in defending the Federal Securities Actions (described below).

Pursuant to the terms of the settlement in the Federal Securities Action (described below), the California Securities Action was dismissed on a with prejudice basis in February 2001.


THE FEDERAL SECURITIES ACTIONS
The Company and certain of its officers and directors were named as defendants in five putative class action lawsuits (the "Federal Securities Actions") filed in October, November and December 1997 in the United States District Court for the Central District of California, Southern Division (the "District Court"). The cases were captioned:

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

The plaintiffs in the KENSINGTON CAPITAL MANAGEMENT and the FICHERA Actions sought to represent a class of persons who purchased the Company's common stock in the Secondary Offering and allege claims for violations of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs' claims were based on alleged material misstatements and omissions in the prospectus issued and registration statement filed in connection with the Secondary Offering regarding the Company's retail distribution practices, market conditions, new product developments and extensions of existing product lines, business with Sunglass Hut and quality control standards. The plaintiffs sought unspecified damages and other relief against the Company and the other defendants.

The plaintiffs in the LISTER and CHAIT Actions and the ROSENSHEIN Federal Action sought to represent a class of persons who purchased the Company's common stock between March 22, 1996 and December 5, 1996, including the Secondary Offering, and allege claims for violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs' claims were based on alleged material misstatements and omissions in certain of the Company's public statements, Securities and Exchange Commission filings and in the reports of third-party analysts regarding the Company's retail distribution practices, market conditions, new product developments and extensions of existing product lines, business with Sunglass Hut, earnings prospects and quality control standards. The plaintiffs sought unspecified damages and other relief against the Company and the other defendants.

In August 2000, the parties entered into a Stipulation of Settlement dated as of August 28, 2000 to resolve the Federal Securities Actions. Among other things, the Stipulation of Settlement provided for the dismissal with prejudice of the Federal Securities Actions upon final approval of the settlement by the District Court. On December 19, 2000, the District Court finally approved the settlement and entered orders and judgments dismissing the Federal Securities Actions with prejudice in accordance with the terms of the Stipulation of Settlement. Amounts paid under the Stipulation of Settlement were funded entirely by the Company's insurance carrier.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock"), began trading on the New York Stock Exchange on August 10, 1995 upon completion of the Company's initial public offering (trading symbol "OO"). As of March 21, 2001, the closing sales price for the Common Stock was $17.09. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 1999 and 2000 on the New York Stock Exchange Composite Tape:

                                            High                  Low
                 1999                       ----                  ---
                 ----
                 First Quarter          $    8.3750           $   6.9375
                 Second Quarter         $    8.5625           $   6.8750
                 Third Quarter          $    7.0625           $   5.9375
                 Fourth Quarter         $    6.8750           $   5.3125

                 2000
                 ----
                 First Quarter          $   10.6875           $   5.3125
                 Second Quarter         $   12.4375           $   9.3750
                 Third Quarter          $   20.0000           $  10.8750
                 Fourth Quarter         $   22.5000           $  13.1250

The number of shareholders of record for Common Stock on March 21, 2001 was 568.

DIVIDEND POLICY

The Company currently does not pay any dividends on its Common Stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto. See INDEX TO CONSOLIDATED FINANCIAL STATEMENTS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The income statement data, supplemental income statement data, income statement data excluding restructure charge and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated income statement data for the fiscal years ended December 31, 2000, 1999 and 1998 and balance sheet data as of December 31, 2000 and 1999 included herein have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report included elsewhere herein. The selected supplemental income statement data set forth herein are for informational purposes only and may not necessarily be indicative of the Company's future results of operations.

                                                                     Year Ended December 31,
                                           ------------------------------------------------------------------------
                                               2000           1999           1998           1997           1996
                                           ------------   ------------   ------------   ------------   ------------
                                                    (dollars in thousands, except share and per share data)
INCOME STATEMENT DATA:
Net sales                                  $    363,474   $    257,872   $    231,934   $    193,984   $    218,566
Cost of goods sold                              138,408        109,338         86,134         75,393         66,790
                                           ------------   ------------   ------------   ------------   ------------
Gross profit                                    225,066        148,534        145,800        118,591        151,776

Operating expenses:
  Research and development                        7,894          6,304          5,231          3,825          4,782
  Selling                                        90,291         72,184         66,188         53,007         48,092
  Shipping and warehousing                       10,005          6,592          6,777          5,721          6,507
  General and administrative                     35,612         30,977         26,299         23,032         18,513
                                           ------------   ------------   ------------   ------------   ------------
    Total operating expenses                    143,802        116,057        104,495         85,585         77,894

Operating income                                 81,264         32,477         41,305         33,006         73,882
Interest expense, net                             2,723          1,951          2,109          1,181           (781)
                                           ------------   ------------   ------------   ------------   ------------

Income before provision for income taxes         78,541         30,526         39,196         31,825         74,663
Provision for income taxes                       27,489         10,684         15,051         12,221         28,670
                                           ------------   ------------   ------------   ------------   ------------
Net income                                 $     51,052   $     19,842   $     24,145   $     19,604   $     45,993
                                           ============   ============   ============   ============   ============

Basic net income per share                 $       0.74   $       0.28   $       0.34   $       0.28   $       0.64
                                           ============   ============   ============   ============   ============
Basic weighted average common shares         69,041,000     70,660,000     70,678,000     70,659,000     71,324,000
                                           ============   ============   ============   ============   ============

Diluted net income per share               $       0.73   $       0.28   $       0.34   $       0.28   $       0.64
                                           ============   ============   ============   ============   ============
Diluted weighted average common shares       69,709,000     70,662,000     70,851,000     70,700,000     71,728,000
                                           ============   ============   ============   ============   ============

                                                          Year ended
                                                          December 31,
                                                              1999
                                                          -----------
INCOME STATEMENT DATA EXCLUDING RESTRUCTURE CHARGE (1):
Net sales                                                 $   257,872
Cost of goods sold                                             96,738
                                                          -----------
Gross profit                                                  161,134

Operating expenses:
  Research and development                                      6,304
  Selling                                                      72,184
  Shipping and warehousing                                      6,592
  General and administrative                                   30,977
                                                          -----------
    Total operating expenses                                  116,057

Operating income                                               45,077
Interest expense, net                                           1,951
                                                          -----------

Income before provision for income taxes                       43,126
Provision for income taxes                                     15,094
                                                          -----------
Net income                                                $    28,032
                                                          ===========

Basic net income per share                                $      0.40
                                                          ===========
Basic weighted average common shares                       70,660,000
                                                          ===========

Diluted net income per share                              $      0.40
                                                          ===========
Diluted weighted average common shares                     70,662,000
                                                          ===========

                                        At December 31,
                       ----------------------------------------------------
                         2000       1999       1998       1997       1996
                       --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital        $ 84,176   $ 59,247   $ 45,602   $ 41,688   $ 36,107
Total assets            302,986    239,350    225,815    181,291    158,245
Total debt               35,746     25,060     34,182     25,201     18,000
Shareholders' equity    208,173    177,837    161,976    136,961    121,437


(1) Amounts reflect adjustments for the elimination of the $12.6 million charge recorded in 1999 to cost of goods sold in connection with the restructuring of the Company's footwear operations. See Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESTRUCTURING CHARGE

In October 1999, the Company's Board of Directors approved strategic initiatives (the "Restructuring Plan") to restructure and refocus the Company's footwear business. Under the Restructuring Plan, the Company substantially reduced its in-house footwear manufacturing operations and partnered with select third-party manufacturers to assist in the development and manufacture of the Company's complete footwear product line. Additionally, the Company increased its emphasis on direct-sales channels to augment sales throughout traditional retail accounts and to broaden accessibility of the Company's products to its customers.

Related to this Restructuring Plan, the Company recorded a charge of $12.6 million ($8.2 million, or $0.12 per share, on an after-tax basis) during the fourth quarter of the fiscal year ended December 31, 1999. The Restructuring Plan was completed as of December 31, 2000 with no revisions to the charge recorded. The charge was included in cost of goods sold for the year ended December 31, 1999, and is comprised of the following components:

                                                                   (in thousands)
                                                                   ---------------
     Writedown of excess inventories (including inventory
              associated with product returns)                     $     8,502
     Writedown of production equipment to estimated net
              realizable value                                           3,592
     Other costs associated with Restructuring Plan                        506
                                                                   ---------------
                                                                   $    12,600
                                                                   ===============

See Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS

The following tables set forth operating results in dollars and as a percentage of net sales for the periods indicated. Operating results for 1999 reflect an adjustment for the elimination of the $12.6 million charge recorded in 1999 to cost of goods sold in connection with the restructuring of the Company's footwear operations. See Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          OAKLEY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                              Year Ended December 31,
                                           ------------------------------
                                             2000       1999       1998
                                           --------   --------   --------
Net sales                                  $363,474   $257,872   $231,934
Cost of goods sold                          138,408     96,738     86,134
                                           --------   --------   --------
      Gross profit                          225,066    161,134    145,800

Operating expenses:
      Research and development                7,894      6,304      5,231
      Selling                                90,291     72,184     66,188
      Shipping and warehousing               10,005      6,592      6,777
      General and administrative             35,612     30,977     26,299
                                           --------   --------   --------
            Total operating expenses        143,802    116,057    104,495
                                           --------   --------   --------
Operating income                             81,264     45,077     41,305

Interest expense, net                         2,723      1,951      2,109
                                           --------   --------   --------
Income before provision for income taxes     78,541     43,126     39,196
Provision for income taxes                   27,489     15,094     15,051
                                           --------   --------   --------
Net income                                 $ 51,052   $ 28,032   $ 24,145
                                           ========   ========   ========

                                              Year Ended December 31,
                                           ------------------------------
                                             2000       1999       1998
                                           --------   --------   --------
Net sales                                     100.0 %    100.0 %    100.0 %
Cost of goods sold                             38.1       37.5       37.1
                                           --------   --------   --------
      Gross profit                             61.9       62.5       62.9

Operating expenses:
      Research and development                  2.2        2.4        2.3
      Selling                                  24.8       28.0       28.5
      Shipping and warehousing                  2.8        2.6        2.9
      General and administrative                9.7       12.0       11.4
                                           --------   --------   --------
            Total operating expenses           39.5       45.0       45.1

                                           --------   --------   --------
Operating income                               22.4       17.5       17.8

Interest expense, net                           0.8        0.8        0.9
                                           --------   --------   --------
Income before provision for income taxes       21.6       16.7       16.9
Provision for income taxes                      7.6        5.8        6.5
                                           --------   --------   --------
Net income                                     14.0 %     10.9 %     10.4 %
                                           ========   ========   ========

The Company's sunglass sales before discounts and defective returns were $283.8 million, $212.7 million and $197.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Sunglass unit sales were 4,892,163; 4,037,113; and 3,956,150 for the years ended December 31, 2000, 1999 and 1998, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES

Net sales increased to $363.5 million for the year ended December 31, 2000 from $257.9 million for the year ended December 31, 1999, an increase of $105.6 million, or 40.9%. The increase in net sales was primarily attributable to a 33.4%, or $71.1 million, increase in gross sunglass sales. Gross sunglass sales were $283.8 million for the year ended December 31, 2000 compared to $212.7 million for the year ended December 31, 1999. For 2000, the Company experienced a 21.3% increase in sunglass unit volume and a 10.1% increase in average selling prices. The Company attributes the significant gross sunglass sales increase to many factors, including several successful new product introductions in 1999 and 2000, as well as successful sports marketing and advertising support, more timely execution and increased customer fulfillment rates. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's MINUTES and X-METAL line, as well as strong sales of new products offsetting declines in sales of more mature products. The MINUTES style was the Company's largest selling sunglass model during 2000 and sales of the X-METAL line increased 182.6% compared to sales for the year ended December 31, 1999. New sunglass introductions since the fourth quarter of 1999, including the new STRAIGHT JACKET introduced in late 1999, TWENTY, introduced in March 2000, the C-WIRE, introduced in April 2000, the SQUARE WIRE 2.0, introduced in May 2000, and the EYE JACKET 2.0, introduced in July 2000, contributed greatly to the increase in sales, and as a group, represented 24.2% of the Company's gross sunglass sales. Sales of the Company's polarized styles also contributed to the increase in gross sales for the year ended December 31, 2000, more than doubling over the year ended December 31, 1999. Sales from the Company's new product categories, including footwear, apparel, watches and prescription eyewear, continued to grow with gross sales increasing 85.5%, or $25.8 million, for the year ended December 31, 2000 over the year ended December 31, 1999. The Company's U.S. net sales increased 36.2% to $193.2 million in 2000 from $141.8 million in 1999, principally as a result of a 44.3% increase in net sales to the Company's broad specialty store account base, while sales to the Company's largest U.S. customer, Sunglass Hut, increased 22.0% to $62.6 million in 2000 from $51.3 million in 1999. The Company's international net sales increased $54.2 million to $170.3 million in 2000 from $116.1 million in 1999, a 46.7% increase, as a result of increased sales in all direct operations: Australia, United Kingdom, Europe, Japan, Canada, Mexico and South Africa. Additionally, effective November 1, 1999, the Company acquired its Australian distributor, which contributed to the increase in international net sales for the full year 2000 versus only two months in 1999. Sales from the Company's direct international offices represented 83.3% of total international sales for the year ended December 31, 2000, compared to 75.8% for the comparable 1999 period. On a constant dollar basis, international sales increased approximately 58.5% for the year ended December 31, 2000 over the year ended December 31, 1999.

GROSS PROFIT

Gross profit increased to $225.1 million for the year ended December 31, 2000 from $148.5 million for the year ended December 31, 1999, an increase of $76.6 million, or 51.6%. In the fourth quarter of 1999, the Company announced a restructuring of its footwear operations which resulted in a $12.6 million pre-tax charge to cost of goods sold. See Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Excluding the footwear restructuring charge, gross profit increased to $225.1 million, or 61.9% of net sales, in 2000 from $161.1 million, or 62.5% of net sales, in 1999, an increase of $63.9 million, or 39.7%. The decrease in gross profit as a percentage of net sales, prior to the restructuring charge, is attributable to the negative impact on the margins of the Company's direct international sales from the strengthened U.S. dollar together with the negative impact on gross margin resulting from the increased sales contribution from the new product categories, which generally carry lower gross margins than sunglasses. These reductions to gross profit as a percentage of net sales were partially offset by positive effects of increased sales volume, improved X-METAL and footwear margins and the increased rate of gross profit derived from the Company's acquisition of its Australian distributor in November 1999.

OPERATING EXPENSES

Operating expenses increased to $143.8 million for the year ended December 31, 2000 from $116.1 million for the year ended December 31, 1999, an increase of $27.7 million, or 23.9%. This increase is generally due to higher variable expenses attributable to increased sales volume along with the greater operating expenses and goodwill amortization in 2000 resulting from the Company's acquisition of its Australian distributor. Research and development expenses increased $1.6 million to $7.9 million, or 2.2% of net sales in 2000, from $6.3 million, or 2.4% of net sales, in 1999, primarily as a result of expanded new product development efforts. Selling expenses increased $18.1 million to $90.3 million, or 24.8% of net sales, in 2000, from $72.2 million, or 28.0% of net sales, in 1999, primarily as a result of increased sales commissions attributable to increased sales, increased sports marketing attributable to new product category expansion and higher advertising expenditures. These increases were partially offset by reduced warranty costs resulting from fewer defective claims. Advertising expenses were greater in 2000 as a result of a strategic decision to increase print advertising for the Oakley brand. This increase resulted from the use of an outside agency for media planning with collaboration between the agency and the Company's in-house creative team for advertising content. The Company believes this increased advertising expenditure contributed greatly to the strong sales increase experienced in 2000 and expects advertising expenses as a percent of net sales to increase in 2001. Shipping and warehousing expenses increased to $10.0 million, or 2.8% of net sales, in 2000 from $6.6 million, or 2.6% of net sales, for 1999. This increase is principally due to increased footwear and apparel sales with higher average shipping costs in addition to set-up costs for the new apparel and footwear distribution center in Ontario, California which began shipping in early 2001. General and administrative expenses increased $4.6 million to $35.6 million, or 9.7% of net sales, in 2000 from $31.0 million, or 12.0% of net sales, in 1999. This increase in general and administrative expenses was principally a result of increased personnel-related costs and other costs necessary to manage the Company's growth, general and administrative expenses and goodwill amortization related to the Company's acquisition of its Australian distributor and an increase in provisions for bad debts as a result of the Company's sales growth.

OPERATING INCOME

The Company's operating income increased to $81.3 million for the year ended December 31, 2000 from $32.5 million for the year ended December 31, 1999, an increase of $48.8 million. Excluding the footwear restructure charge of $12.6 million in 1999, operating income increased to $81.3 million for the year ended December 31, 2000 from $45.1 million for the year ended December 31, 1999, an increase of $36.2 million. As a percentage of net sales, operating income increased to 22.4% in 2000 from 17.5%, prior to the restructuring charge, in 1999, primarily due to the significant positive operating expense leverage on higher sales volume.

INTEREST EXPENSE, NET

The Company had net interest expense of $2.7 million in 2000, as compared with net interest expense of $2.0 million in 1999. The increase in interest expense is due to greater balances on the Company's line of credit which was used to finance the Company's growth as well as the Company's share repurchase programs in 2000.

INCOME TAXES

The Company recorded a provision for income taxes of $27.5 million for the year ended December 31, 2000 compared with $10.7 million for the year ended December 31, 1999. The Company's effective tax rate of 35% remained the same for the years ended December 31, 2000 and 1999. As a result of a one-time tax benefit associated with the Company's foreign operations, the Company's effective tax rate for 2001 is expected to be 30%.

NET INCOME
The Company's net income increased to $51.1 million for the year ended December 31, 2000 from $19.8 million for the year ended December 31, 1999, an increase of $31.3 million, or 158.1%. Excluding the footwear restructuring after-tax charge of $8.2 million, net income increased to $51.1 million for 2000 from $28.0 million for 1999, an increase of $23.1 million, or 82.5%.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES

Net sales increased to $257.9 million for the year ended December 31, 1999 from $231.9 million for the year ended December 31, 1998, an increase of $26.0 million, or 11.2%. This increase was the result of strong sales of the Company's MINUTES and A WIRE models introduced in 1998 and sales of new products, partially offset by declines in sales of more mature products. Sales of the Company's polarized styles also contributed to the increase in net sales with a 28.4%, or $1.5 million, increase over 1998 polarized sunglass sales. Sales of new sunglass products accounted for 22.1% of gross sunglass sales. New products for 1999 included the X METAL JULIET, introduced in February 1999, the NEW ZERO and M FRAME, introduced in May 1999, the OO ("Double O"), introduced in June 1999, the NEW EYE JACKET, introduced in August 1999, the NEW STRAIGHT JACKET, introduced in November 1999, and the X-METAL XX, introduced in December 1999. For the year ended December 31, 1999, the Company experienced a 2.0% increase in sunglass unit volume and a 6.2% increase in average selling prices. The Company's prescription eyewear gross sales increased approximately 100%, or $2.9 million, to $5.8 million for the year ended December 31, 1999 from $2.9 million for the year ended December 31, 1998. Footwear net sales were $3.0 million, or 1.2% of net sales, in 1999, compared to $2.6 million, or 1.1% of net sales, in 1998. As a group, gross sales of goggles, apparel and watches increased 29.1%, or approximately $9.0 million during the year ended December 31, 1999 over the year ended December 31, 1998, primarily due to the Company's expanded apparel program and increased goggle sales attributable to the Company's new A Frame goggle introduced in 1998 and new O Frame goggle introduced in 1999. The Company's U.S. net sales increased 3.8% to $141.8 million in 1999 from $136.5 million in 1998, principally as a result of a 11.4% increase in net sales to the Company's broad specialty store account base, while sales to the Company's largest U.S. customer, Sunglass Hut, decreased 7.3% to $51.3 million in 1999 from $55.3 million in 1998. The Company's international sales increased $20.7 million to $116.1 million in 1999 from $95.4 million in 1998, a 21.7% increase, as a result of increased sales in all regions with significant sales increases from the Company's direct operations in Europe, United Kingdom, Japan, South Africa, and Canada. Additionally, effective November 1, 1999, the Company acquired its Australian distributor, which contributed to the increase in international sales in the fourth quarter of 1999. Sales from the Company's direct international offices represented 75.8% of total international sales for the year ended December 31, 1999.

GROSS PROFIT

Gross profit increased to $148.5 million for the year ended December 31, 1999 from $145.8 million for the year ended December 31, 1998, an increase of $2.7 million, or 1.9%. In the fourth quarter of 1999, the Company announced a restructuring of its footwear operations which resulted in a $12.6 million pre-tax charge to cost of goods sold. See Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Excluding the footwear restructuring charge of $12.6 million, gross profit increased to $161.1 million, or 62.5% of net sales, in 1999 from $145.8 million, or 62.9% of net sales, in 1998, an increase of $15.3 million, or 10.5%. Gross profit as a percentage of net sales, prior to the restructuring charge, decreased primarily due to increases in sales of lower margin apparel and goggles, footwear startup costs and increases in provisions for sales returns. These reductions to gross profit as a percentage of net sales were partially offset by positive effects of increased sales volume, the acquisitions of the Company's Canadian and Australian distributors and foreign exchange gains.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $28.1 million for the year ended December 31, 2000 and $38.8 million for the comparable period of 1999. At December 31, 2000, working capital was $84.2 million compared to $59.2 million at December 31, 1999. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances increased to $65.0 million at December 31, 2000 compared to $39.1 million at December 31, 1999 with accounts receivable days outstanding at December 31, 2000 of 63 compared to 53 at December 31, 1999. This increase in receivable levels is primarily due to the significant sales growth. In addition, the increased new product category and international content, as well as increased goggle sales during the last half of fiscal year 2000, contributed to increased receivable balances and an increase in receivable days outstanding due to the longer terms and dating programs customary for these categories and regions. Inventories increased to $62.0 million at December 31, 2000 compared to $35.1 million at December 31, 1999 primarily as a result of the Company's sales growth. Other factors contributing to the increased inventories include the Company's decision to systematically increase inventories in order to improve order fulfillment rates and corresponding turns at retail and the rapid international growth and new category expansion, which require increased inventory levels. Inventory turns decreased slightly to 2.5 at December 31, 2000 compared to 2.8 at December 31, 1999. In addition, as a result of a one-time tax benefit associated with the Company's foreign operations, the Company expects to generate cash from tax savings beginning in the second half of 2001 and through April of 2002 of approximately $6.5 million. The benefits will be cash negative through the first half of 2001, turning positive thereafter. The increase in deferred and prepaid taxes and income tax payable are primarily due to the effects of the cash required in the first half of 2001 to subsequently realize the one-time tax benefit.

In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (7.40% at December 31, 2000) or the bank's prime lending rate minus 0.25% (9.25% at December 31, 2000). At December 31, 2000, the Company had an outstanding balance of $15.0 million under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2000, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $18 million of which $2.9 million was outstanding at December 31, 2000. In aggregate, at December 31, 2000, $17.9 million was outstanding under these credit facilities. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (7.74% at December 31, 2000). In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At December 31, 2000, the outstanding balance on the term loan was $17.8 million. The term loan is due in September 2007.

Capital expenditures, net of retirements and purchases of businesses and technology, for the year ended December 31, 2000 were $26.9 million compared to $23.9 million in 1999. Included in capital expenditures for 2000 were $7.6 million for production equipment and new product tooling, $7.5 million for computers and related equipment, $6.4 million for in-store displays, and $5.4 million for building improvements and furniture and fixtures. As of December 31, 2000, the Company had commitments of approximately $5.3 million for future capital purchases. The capital expenditures for 2000 were required to accommodate not only the Company's significant growth, including new category growth and international expansion, but also expenditures for maintenance and upgrades for production cost and quality improvements. In addition, the Company incurred in 2000 some initial expenditures related to its new leased footwear and apparel distribution center in Ontario, California.

In December 1999, the Company's Board of Directors authorized a repurchase by the Company of up to $20 million of the Company's common stock. The Company completed this repurchase program during the second quarter of 2000 resulting in aggregate repurchases of approximately 2,274,000 shares of its common stock at a cost of approximately $20.0 million. During December 2000, the Company's Board of Directors authorized another repurchase program by the Company of up to $20 million of the Company's common stock. As of December 31, 2000, the Company had repurchased under this program 778,000 shares at an aggregate cost of approximately $11.7 million.

The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

SEASONALITY

The following table sets forth certain unaudited quarterly data for the periods shown:

                                 2000                                        1999
               -----------------------------------------   -----------------------------------------
                Mar. 31    June 30   Sept. 30    Dec. 31    Mar. 31    June 30   Sept. 30    Dec. 31
               --------   --------   --------   --------   --------   --------   --------   --------
            (in thousands)
Net sales      $ 63,086   $100,013   $107,044   $ 93,331   $ 48,726   $ 72,071   $ 70,819   $ 66,256
Gross profit     39,075     66,743     65,133     54,116     28,673     46,784     44,127     28,950(1)


(1) Cost of sales includes a $12.6 million charge recorded in 1999 in connection with the restructuring of the Company's footwear operations. See
     Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Historically, the Company's sales, in the aggregate, have been highest in the period from March to September, the period during which sunglass use is typically highest. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross profits at lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross profit in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product category introductions, such as apparel, footwear and watches, and the Company's international expansion, have partially mitigated the impact of seasonality.

BACKLOG

Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At December 31, 2000, the Company had a backlog of $26.8 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $6.9 million as of such date.

INFLATION

The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No.101 (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Management of the Company has determined that the adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation" which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as a repricing). Management of the Company has determined that the adoption of FASB Interpretation No. 44 did not have a material impact on the Company's consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

FOREIGN CURRENCY

The Company has direct operations in Europe, United Kingdom, Japan, Canada, Mexico, South Africa and Australia which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

As more fully described in Note 8 of the Company's NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at December 31, 2000.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at December 31, 2000:


                                                       December 31, 2000
                             ----------------------------------------------------------------------
                                U.S. Dollar                                             Fair
                                Equivalent                  Maturity                   Value
                             ------------------   -----------------------------   -----------------
FORWARD CONTRACTS:
      British pounds              $ 13,076,905       Mar. 2001 - Dec. 2001            $ 12,696,643
      Mexican pesos                  1,037,238       Mar. 2001 - Dec. 2001                 965,021
      African rand                   2,112,115       Mar. 2001 - Dec. 2001               2,051,000
      Canadian dollar                8,806,459       Mar. 2001 - Dec. 2001               9,007,363
      Japanese yen                   9,184,746       Mar. 2001 - Dec. 2001              10,187,607
      French francs                 31,937,507       Jan. 2001 - Dec. 2001              29,366,881
      Australian dollar             16,491,080       Jan. 2001 - Dec. 2001              15,690,881
                             ------------------                                   -----------------
                                  $ 82,646,050                                        $ 79,965,396
                             ==================                                   =================


The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 2000, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

The Company sells direct and through its subsidiaries to various customers in the European Union which have adopted the Euro as a legal currency effective January 1, 1999. The Euro is expected to begin circulation after a three-year transition period on January 1, 2002. The Company has analyzed whether the conversion to the Euro will materially affect its business operations. The Company's information systems are currently processing transactions in Euros. Additionally, the Company is planning to upgrade certain of its information systems through December 31, 2001 to enhance its capability to process transactions and keep records in Euros. While the Company is uncertain as to the ultimate impact of the conversion, the Company does not expect costs in connection with the Euro conversion to have a material adverse affect on the Company.

INTEREST RATES

The Company's principal line of credit, with a balance of $15.0 million outstanding at December 31, 2000, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate (minus 0.25%, commencing January 2001). Based on the weighted average interest rate of 8.7% on the line of credit during the year ended December 31, 2000, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $6,000 per year.

The Company's long-term debt, with a balance of $17.8 million outstanding at December 31, 2000, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See INDEX TO CONSOLIDATED FINANCIAL STATEMENTS for a listing of the consolidated financial statements submitted as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 1, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 1, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 1, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 1, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1) See page 38 for a listing of financial statements submitted as part of this report.

 (a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are shown in the financial statements or are inapplicable, and therefore have been omitted.

 (a)(3)  The following exhibits are included in this report.

          3.1(1)    Articles of Incorporation of the Company
          3.2(1)    Bylaws of the Company
          3.3(4)    Amendment No. 1 to the Articles of Incorporation as filed
                    with the Secretary of State of the State of Washington on
                    September 26, 1996
          3.4(10)   Amendment #1 to Section 1 and Sections 3a through 3f of
                    Article IV of the Amended and Restated Bylaws of Oakley,
                    Inc.
          10.1(2)   Agreement, dated July 17, 1995, between Oakley, Inc. and
                    Michael Jordan
          10.2(3)   Oakley, Inc. 1995 Stock Incentive Plan
          10.3(3)   Oakley, Inc. Executive Officer Performance Bonus Plan
          10.4(3)   Indemnification Agreement, dated August 1, 1995, between
                    Oakley, Inc. and Jim Jannard
          10.5(1)   Schedule of indemnification agreements between Oakley, Inc.
                    and each of its directors and executive officers
          10.6(3)   Aircraft Lease Agreement, dated August 10, 1995, between
                    Oakley, Inc. and X, Inc.
          10.7(3)   Aircraft Lease Agreement, dated August 10, 1995, between
                    Oakley, Inc. and Time Tool Incorporated
          10.8(1)   Registration Rights Agreement, dated August 1, 1995, between
                    Oakley, Inc., Jim Jannard and the M. and M. Parnell
                    Revocable Trust
          10.9(3)   Indemnification Agreement, dated August 9, 1995, between
                    Oakley, Inc., Jim Jannard and the M. and M. Parnell
                    Revocable Trust
          10.10(5)  Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor
                    International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)
          10.11(5)  Promissory Note, dated March 20, 1997, between Oakley, Inc.
                    and Bank of America National Trust and Savings Association
          10.12(6)  Promissory Note, dated August 7, 1997, between Oakley, Inc.
                    and Bank of America National Trust and Savings Association
          10.13(6)  Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and
                    Savings Association
          10.14(6)  Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and
                    Savings Association
          10.15(6)  Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley,
                    Inc. and Bank of America National Trust and Savings
                    Association
          10.16(7)  Indemnification Agreement, dated October 6, 1997 between
                    Oakley, Inc. and Thomas A. George
          10.17(8)  Amended and Restated Consultant Agreement, dated May 12,
                    1998, between Jim Jannard and Oakley, Inc.

          10.18(9) Second Amended and Restated Credit Agreement, dated August 25, 1998, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
          10.19(9) Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association
          10.20(9) Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association
          10.21(11) Employment Agreement, dated May 1, 1999, between William
                    Schmidt and Oakley, Inc.
          10.22(11) Amended and Restated Employment Agreement, dated May 1,
                    1999, between Link Newcomb and Oakley, Inc.
          10.23(11) Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan 10.24(11) Oakley, Inc. Amended and Restated Executive Officers
                    Performance Bonus Plan
          10.25(12) Severance and Release Agreement, dated October 6, 1999, between William Schmidt and Oakley, Inc.
          10.26(12) Amendment No. 1 to Amended and Restated Employment
                    Agreement, dated December 31, 1999, between Link Newcomb and Oakley, Inc.
          10.27(12) Second Amended and Restated Employment Agreement, dated
                    January 1, 2000, between Thomas George and Oakley, Inc. 10.28(13) Consultant Agreement dated February 14, 2000 between Mike
                    Parnell and Oakley, Inc.
          10.29(13) First Amendment to Second Amended and Restated Credit
                    Agreement dated as of March 6, 2000, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
          10.30(14) Employment Agreement, dated October 1, 2000, between Tomas
                    Rios and Oakley, Inc.
          10.31(15) Second Amendment to Second Amended and Restated Credit
                    Agreement, dated October 16, 2000, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
          10.32(15) Third Amendment to Second Amended and Restated Credit
                    Agreement, dated January 18, 2001, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
          10.33(15) Lease Agreement, dated November 10, 2000, between Haven
                    Gateway LLC and Oakley, Inc.
          10.34(15) Trademark License Agreement and Assignment of Rights, dated
                    March 31, 2000, between Y, LLC and Oakley, Inc.
          21.1(12)  List of Material Subsidiaries
          23.1(12)  Consent of Deloitte & Touche LLP, independent auditors

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

(8) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(9) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(10) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(11) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1999.

(12) Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1999.

(13) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 30, 2000.

(14) Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2000.

(15) Filed herewith.


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c) See (a) (3) above for a listing of the exhibits included as a part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      PAGE
                                                                                      ----
Independent Auditors' Report........................................................   39

Consolidated Balance Sheets as of December 31, 2000 and 1999........................   40

Consolidated Statements of Income and Consolidated Statements of Comprehensive
     Income for the Years Ended December 31, 2000, 1999 and 1998....................   41

Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998...............................................   42

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998...............................................   43

Notes to Consolidated Financial Statements..........................................   44 - 59

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Oakley, Inc.:

We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 2, 2001

                          OAKLEY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          December 31,
                                                                 ------------------------------
                                                                      2000            1999
                                                                 -------------    -------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $       4,855    $       5,499
     Accounts receivable, less allowance for doubtful accounts
       of $1,512 (2000) and $598 (1999)                                 64,973           39,113
     Inventories, net (Note 3)                                          61,998           35,061
     Other receivables                                                   1,734            1,776
     Deferred and prepaid income taxes (Note 5)                         22,697           11,698
     Prepaid expenses and other                                          2,502            5,561
                                                                 -------------    -------------
       Total current assets                                            158,759           98,708

Property and equipment, net (Note 4)                                   121,824          113,695
Deposits                                                                 1,293            2,281
Other assets                                                            21,110           24,666
                                                                 -------------    -------------

TOTAL ASSETS                                                     $     302,986    $     239,350
                                                                 =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit (Note 6)                                     $      17,901    $       5,000
     Accounts payable                                                   23,264           16,592
     Accrued expenses and other current liabilities                     12,814           10,485
     Accrued warranty                                                    3,992            4,483
     Income taxes payable (Note 5)                                      15,093            1,382
     Current portion of long-term debt (Note 6)                          1,519            1,519
                                                                 -------------    -------------
         Total current liabilities                                      74,583           39,461

Deferred income taxes (Note 5)                                           3,904            3,511
Long-term debt, net of current portion (Note 6)                         16,326           18,541

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 9):
     Preferred stock, par value $.01 per share;
       20,000,000 shares authorized; no shares issued                     --               --
     Common stock, par value $.01 per share;
       200,000,000 shares authorized;  68,612,000
       (2000) and 70,037,000 (1999) issued and outstanding                 686              700
     Additional paid-in capital                                         36,484           51,851
     Retained earnings                                                 177,277          126,225
     Accumulated other comprehensive income                             (6,274)            (939)
                                                                 -------------    -------------
         Total shareholders' equity                                    208,173          177,837
                                                                 -------------    -------------

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                      $     302,986    $     239,350
                                                                 =============    =============


           See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          OAKLEY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   Year Ended December 31,
                                           --------------------------------------
                                               2000         1999           1998
                                           -----------   -----------   -----------
Net sales (Note 10)                        $   363,474   $   257,872   $   231,934
Cost of goods sold (Note 12)                   138,408       109,338        86,134
                                           -----------   -----------   -----------
      Gross profit                             225,066       148,534       145,800

Operating expenses:
      Research and development                   7,894         6,304         5,231
      Selling                                   90,291        72,184        66,188
      Shipping and warehousing                  10,005         6,592         6,777
      General and administrative                35,612        30,977        26,299
                                           -----------   -----------   -----------
            Total operating expenses           143,802       116,057       104,495
                                           -----------   -----------   -----------

Operating income                                81,264        32,477        41,305

Interest expense, net                            2,723         1,951         2,109
                                           -----------   -----------   -----------
Income before provision for income taxes        78,541        30,526        39,196
Provision for income taxes (Note 5)             27,489        10,684        15,051
                                           -----------   -----------   -----------
Net income                                 $    51,052   $    19,842   $    24,145
                                           ===========   ===========   ===========

Basic net income per common share          $      0.74   $      0.28   $      0.34
                                           ===========   ===========   ===========
Basic weighted average common shares        69,041,000    70,660,000    70,678,000
                                           ===========   ===========   ===========

Diluted net income per common share        $      0.73   $      0.28   $      0.34
                                           ===========   ===========   ===========
Diluted weighted average common shares      69,709,000    70,662,000    70,851,000
                                           ===========   ===========   ===========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                    2000        1999        1998
                                                                  --------    --------    --------
Net income                                                        $ 51,052    $ 19,842    $ 24,145

Other comprehensive (loss) income:
      Transition adjustment related to the adoption of SFAS 133       --          (103)       --
      Net unrealized (loss) gain on derivative instruments          (2,759)      1,120        --
      Foreign currency translation adjustment                       (2,576)     (1,232)        430
                                                                  --------    --------    --------
      Other comprehensive (loss) income, net of tax                 (5,335)       (215)        430

                                                                  --------    --------    --------
Comprehensive income                                              $ 45,717    $ 19,627    $ 24,575
                                                                  ========    ========    ========

           See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          OAKLEY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          Accumulated
                                                           Common Stock        Additional                    Other
                                                     ------------------------    Paid-in      Retained   Comprehensive
                                                        Shares       Amount      Capital      Earnings   Income (loss)    Total
                                                     -----------  -----------  -----------  -----------  -------------  -----------
Balance as of January 1, 1998                         70,659,000  $       707  $    55,170  $    82,238   $    (1,154) $   136,961

  Exercise of stock options (Note 9)                      19,000         --            219         --            --            219
  Tax benefit related to exercise of stock options          --           --             18         --            --             18
  Compensatory stock options                                --           --            203         --            --            203
  Net income                                                --           --           --         24,145          --         24,145
  Foreign currency translation                              --           --           --           --             430          430
                                                     -----------  -----------  -----------  -----------   -----------  -----------

Balance as of December 31, 1998                       70,678,000          707       55,610      106,383          (724)     161,976

  Repurchase of common shares (Note 9)                  (641,000)          (7)      (4,097)        --            --         (4,104)
  Compensatory stock options                                --           --            238         --            --            238
  Capital contributions                                     --           --            100         --            --            100
  Net income                                                --           --           --         19,842          --         19,842
  Other comprehensive loss                                  --           --           --           --            (215)        (215)
                                                     -----------  -----------  -----------  -----------   -----------  -----------

Balance as of December 31, 1999                       70,037,000          700       51,851      126,225          (939)     177,837

  Repurchase of common shares (Note 9)                (2,411,000)         (24)     (27,550)        --            --        (27,574)
  Exercise of stock options (Note 9)                     986,000           10       10,353         --            --         10,363
  Compensatory stock options                                --           --            141         --            --            141
  Tax benefit related to exercise of stock options          --           --          1,689         --            --          1,689
  Net income                                                --           --           --         51,052          --         51,052
  Other comprehensive loss                                  --           --           --           --          (5,335)      (5,335)
                                                     -----------  -----------  -----------  -----------   -----------  -----------

Balance as of December 31, 2000                       68,612,000  $       686  $    36,484  $   177,277   $    (6,274) $   208,173
                                                     ===========  ===========  ===========  ===========   ===========  ===========


           See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          OAKLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Year ended December 31,
                                                                                        -----------------------------------
                                                                                           2000         1999         1998
                                                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $  51,052    $  19,842    $  24,145
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        20,377       19,164       16,272
      Compensatory stock options and capital contributions                                    141          338          203
      (Gain) loss on disposition of equipment                                                  94        3,719         (600)
      Deferred and prepaid income taxes, net                                              (10,602)      (5,531)         143
      Changes in assets and liabilities, net of effects of business acquisitions:
        Accounts receivable                                                               (27,978)      (5,879)      (9,586)
        Inventories                                                                       (28,121)       1,164       (9,505)
        Other receivables                                                                      23          602          (53)
        Prepaid expenses and other                                                            215         (288)      (1,229)
        Accounts payable                                                                    6,344        4,303        5,735
        Accrued expenses, other current liabilities and accrued warranty                    2,292        2,709        2,168
        Income taxes payable                                                               14,296       (1,298)         896
                                                                                        ---------    ---------    ---------

        Net cash provided by operating activities                                          28,133       38,845       28,589

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits                                                                                  958          255         (965)
    Acquisitions of property and equipment                                                (26,999)     (16,792)     (29,124)
    Proceeds from sale of property and equipment                                               37          566          851
    Acquisitions of businesses and technology (Note 2)                                       --         (7,720)      (7,260)
    Other assets                                                                            1,806           (9)         (53)
                                                                                        ---------    ---------    ---------

        Net cash used in investing activities                                             (24,198)     (23,700)     (36,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                         138,149       82,600       78,650
    Repayments of bank borrowings                                                        (126,819)     (92,419)     (69,669)
    Net proceeds from issuance of common shares                                            12,052         --            237
    Repurchase of common shares                                                           (27,574)      (4,104)        --
                                                                                        ---------    ---------    ---------

        Net cash (used in) provided by financing activities                                (4,192)     (13,923)       9,218

Effect of exchange rate changes on cash                                                      (387)        (276)         640
                                                                                        ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                         (644)         946        1,896
Cash and cash equivalents, beginning of period                                              5,499        4,553        2,657
                                                                                        ---------    ---------    ---------

Cash and cash equivalents, end of period                                                $   4,855    $   5,499    $   4,553
                                                                                        =========    =========    =========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amounts capitalized)                                           $   3,363    $   2,233    $   2,273
                                                                                        =========    =========    =========
        Income taxes (net of refunds received)                                          $  22,146    $  16,194    $  13,333
                                                                                        =========    =========    =========

           See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

         DESCRIPTION OF BUSINESS - The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Its designs and innovations are protected by approximately 600 legal patents worldwide.

         BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

         INTANGIBLE ASSETS - The excess of cost over fair market value of net identifiable assets of acquired companies and other intangible assets of $18,105,000 (2000) and $21,126,000 (1999) included in other assets in the accompanying balance sheet are amortized on a straight-line basis over periods ranging from ten to fifteen years. The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis, the Company believes that no impairment of intangible assets exists at December 31, 2000.

         LONG-LIVED ASSETS - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 2000, no impairment has been indicated.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS (CONT'D)

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

         EARNINGS PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2000, 1999 and 1998, the diluted weighted average common shares outstanding includes 668,000, 2,000 and 173,000, respectively, of dilutive stock options.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS (CONT'D)

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. The adoption of SFAS No. 133 resulted in a transition adjustment recorded by the Company as a cumulative-effect type adjustment of $103,000 in 1999 as a charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash-flow hedges. (Note 8)

         NEW ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Management of the Company has determined that the adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation," which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as a repricing). Management of the Company has determined that the adoption of FASB Interpretation No. 44 did not have a material impact on the Company's consolidated financial statements.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior period financial statements to conform to the presentation for the financial statements for the period ended December 31, 2000.

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

         GENERAL BUSINESS - The Company's historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products, and there can be no assurance of the Company's ability to do so. The consumer products industry, including the sunglass, apparel, footwear, and watch categories, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences; shifts in consumer preferences may adversely affect companies that misjudge such preferences.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS (CONT'D)

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

         VULNERABILITY DUE TO CUSTOMER CONCENTRATIONS - Net sales to a sunglass specialty retail chain accounted for approximately 21.0%, 23.0% and 26.0% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 2 -  ACQUISITIONS

During 1998, the Company acquired the Oakley division of its exclusive Canadian distributor and certain patented technology for an aggregate cost of approximately $7.3 million. During 1999, the Company acquired its Australian distributor and paid approximately $7.7 million for goodwill. All acquisitions were recorded using the purchase method of accounting and the results of operations from the date of acquisition have been included in the Company's respective 2000, 1999 and 1998 financial statements. The excess of the purchase prices over the fair values of the net assets acquired have been allocated to intangible assets, which are included in the caption "Other assets" in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over periods ranging from ten to fifteen years. Had the acquisitions occurred at the beginning of the fiscal year in which each acquisition was completed, or the beginning of the immediately preceding year, combined pro forma net sales, net income and net income per common share would not have been materially different from that currently being reported.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 3 -  INVENTORIES

Inventories at December 31, consist of the following:

                                              2000                1999
                                        ----------------    ----------------
Raw materials                               $21,762,000         $14,801,000
Finished goods                               40,236,000          20,260,000
                                        ----------------    ----------------
                                            $61,998,000         $35,061,000
                                        ================    ================

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, consist of the following:

                                                                  2000               1999
                                                            ----------------   ----------------
Land                                                            $ 9,017,000        $ 9,017,000
Buildings and leasehold improvements                             61,350,000         57,824,000
Equipment and furniture                                         116,840,000         97,814,000
Tooling                                                          14,402,000         12,282,000
                                                            ----------------   ----------------
                                                                201,609,000        176,937,000

Less accumulated depreciation
  and amortization                                               79,785,000         63,242,000
                                                            ----------------   ----------------
                                                               $121,824,000       $113,695,000
                                                            ================   ================

NOTE 5 -  INCOME TAXES

The provision for income taxes for the years ended December 31, consists of the following:

                        2000              1999               1998
                   ---------------   ---------------    ---------------
Current:
  Federal            $ 15,276,000       $10,406,000        $10,900,000
  State                 2,610,000         2,540,000          1,840,000
  Foreign               4,821,000         3,269,000          2,168,000
                   ---------------   ---------------    ---------------
                       22,707,000        16,215,000         14,908,000

Deferred:
  Federal               3,537,000        (4,626,000)            16,000
  State                   934,000          (905,000)           127,000
  Foreign                 311,000                 -                  -
                   ---------------   ---------------    ---------------
                        4,782,000        (5,531,000)           143,000
                   ---------------   ---------------    ---------------
                     $ 27,489,000       $10,684,000        $15,051,000
                   ===============   ===============    ===============

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 5 -  INCOME TAXES  (CONT'D)

A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:

                                                   2000               1999               1998
                                              ----------------   ----------------   ----------------
Tax at U.S. Federal statutory rates               $27,489,000        $10,684,000        $13,719,000
State income taxes, net                             2,304,000          1,080,000          1,278,000
Foreign sales corporation benefit,
    net of foreign tax rate differential           (1,602,000)        (1,308,000)          (879,000)
Other, net                                           (702,000)           228,000            933,000
                                              ----------------   ----------------   ----------------
                                                  $27,489,000        $10,684,000        $15,051,000
                                              ================   ================   ================

Deferred and prepaid income taxes consist of prepaid taxes of $15,388,000 at December 31, 2000 and zero at December 31, 1999 and reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:


                                                             2000               1999
                                                        ---------------    ---------------
Deferred tax assets:
     Warranty reserve                                       $1,552,000         $1,599,000
     Uniform capitalization                                    647,000            624,000
     Sales returns reserve                                     939,000          1,156,000
     State taxes                                               763,000            448,000
     Inventory reserve                                         556,000          1,684,000
     Allowance for doubtful accounts                           496,000            230,000
     Accrued vacation                                          494,000            415,000
     Restructuring reserve                                     681,000          4,723,000
     Other                                                   1,181,000            819,000
                                                        ---------------    ---------------
         Total deferred tax assets                           7,309,000         11,698,000

Deferred tax liabilities:
     Depreciation and amortization                          (3,904,000)        (3,511,000)
                                                        ---------------    ---------------
Net deferred tax assets                                     $3,405,000         $8,187,000
                                                        ===============    ===============

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 6 -  DEBT

         LINE OF CREDIT - In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (7.40% at December 31, 2000) or the bank's prime lending rate minus 0.25% (9.25% at December 31, 2000). At December 31, 2000 and 1999, the Company had $15 million and $5.0 million, respectively, outstanding under the credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2000, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $18 million of which $2.9 million was outstanding at December 31, 2000. In aggregate, at December 31, 2000, $17.9 million was outstanding under these credit facilities.

         LONG-TERM DEBT - The Company has a real estate term loan with an outstanding balance of $17.8 million at December 31, 2000, which expires September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (7.74% at December 31, 2000). In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         LEASES - The Company is committed under noncancelable operating leases expiring at various dates through 2009 for certain offices, warehouse facilities, production facilities, distribution centers and aircraft. The aircraft is leased from an entity controlled by an officer and a shareholder of the Company.

Minimum future annual rentals under these leases are as follows:

             Year Ending
             December 31,                Related Party           Other              Total
--------------------------------------- ----------------    ----------------   ----------------
2001                                          $ 188,000         $ 2,005,000        $ 2,193,000
2002                                             86,000           1,800,000          1,886,000
2003                                             71,000           1,624,000          1,695,000
2004                                                  -           1,623,000          1,623,000
2005                                                  -           1,617,000          1,617,000
Thereafter                                            -             565,000            565,000
                                        ----------------    ----------------   ----------------
  Total                                       $ 345,000         $ 9,234,000        $ 9,579,000
                                        ================    ================   ================

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT'D)

Rent expense for the years ended December 31, is summarized as follows:

                                             2000                1999               1998
                                        ----------------    ----------------   ----------------
Related parties                               $ 197,000           $ 125,000          $ 124,000
Other                                         1,496,000           1,126,000          1,023,000
                                        ----------------    ----------------   ----------------
  Total                                     $ 1,693,000         $ 1,251,000        $ 1,147,000
                                        ================    ================   ================

         PURCHASE COMMITMENTS - The Company has an exclusive dealing agreement, which renews annually, with its lens blank supplier and the supplier's French parent, pursuant to which the Company received the exclusive right to purchase decentered sunglass lenses, in return for the Company's agreement to fulfill all its lens requirements, subject to certain exceptions, from such supplier.

         EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has entered into employment and consulting agreements with certain officers of the Company which have terms of two to three years. The agreements require minimum aggregate compensation to the respective officers. Additionally, the officers participate in a performance bonus plan, and the employment agreements establish minimum bonus targets for such officers.

         ENDORSEMENT CONTRACTS - The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company's products. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:


     Year Ending
    December 31,
   ----------------
   2001                   $ 4,449,000
   2002                     2,924,000
   2003                     1,359,000
   2004                     1,157,000
   2005                       547,000
   Thereafter                       -
                      ----------------
                      ----------------
   Total                  $10,436,000
                      ================

Included in such amounts is an annual retainer of $0.5 million through 2005 for a director of the Company.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT'D)

LITIGATION - During December 1996, three putative class action lawsuits (the "California Securities Actions") were filed in the California Superior Court for the County of Orange (the "Superior Court") against the Company and three of its officers and directors alleging material misstatements and omissions in certain of the Company's public statements, SEC filings and reports of third-party analysts. The plaintiffs sought unspecified damages and other relief. In addition, one of the lawsuits also asserted claims against firms who served as underwriters of the June 6, 1996 offering of the Company's common stock by certain of its shareholders (the "Secondary Offering"). Pursuant to certain provisions of the underwriting agreement between the Company and the firms, the Company agreed to indemnify the firms against certain liabilities, including liabilities under the Securities Act of 1933. Pursuant to the terms of the settlement in the Federal Securities Action (described below), the California Securities Action was dismissed on a with prejudice basis in February 2001. During October, November, and December 1997, five putative class action lawsuits (the "Federal Securities Actions") were filed in the United States District Court for the Central District of California, Southern Division (the "District Court"), against the Company, three of its officers and directors, and firms that served as underwriters of the Secondary Offering, alleging material misstatements and omissions in certain of the Company's public statements, the reports of third-party analysts and/or certain of the Company's SEC filings. The plaintiffs in the Federal Securities Actions sought unspecified damages and other relief.

In August 2000, the parties entered into a Stipulation of Settlement dated as of August 28, 2000 to resolve the Federal Securities Actions. Among other things, the Stipulation of Settlement provided for the dismissal with prejudice of the Federal Securities Actions upon final approval of the settlement by the District Court. On December 19, 2000, the District Court finally approved the settlement and entered orders and judgments dismissing the Federal Securities Actions with prejudice in accordance with the terms of the Stipulation of Settlement. Amounts paid under the Stipulation of Settlement were funded entirely by the Company's insurance carrier.

In addition, the Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a significant effect on the accompanying consolidated financial statements.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. The adoption of SFAS No. 133 resulted in a transition adjustment recorded by the Company as a cumulative-effect type adjustment of a $103,000 charge in 1999 to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash-flow hedges.

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. At December 31, 2000, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $2.7 million of losses to earnings over the next twelve months; however, under the specific terms of Company's foreign exchange contracts, assuming exchange rates at December 31, 2000 remain constant, losses of only $0.4 million would be reclassified to earnings over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively
(i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the twelve months ended December 31, 2000, the Company reclassified into earnings a net gain of $3.9 million resulting from the expiration, sale, termination, or exercise of foreign currency exchange contracts.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS (CONT'D)

The following is a summary of the foreign currency contracts outstanding by currency at December 31, 2000:

                                                       December 31, 2000
                             ----------------------------------------------------------------------
                                U.S. Dollar                                             Fair
                                Equivalent                  Maturity                   Value
                             ------------------   -----------------------------   -----------------
FORWARD CONTRACTS:
      British pounds              $ 13,076,905       Mar. 2001 - Dec. 2001            $ 12,696,643
      Mexican pesos                  1,037,238       Mar. 2001 - Dec. 2001                 965,021
      African rand                   2,112,115       Mar. 2001 - Dec. 2001               2,051,000
      Canadian dollar                8,806,459       Mar. 2001 - Dec. 2001               9,007,363
      Japanese yen                   9,184,746       Mar. 2001 - Dec. 2001              10,187,607
      French francs                 31,937,507       Jan. 2001 - Dec. 2001              29,366,881
      Australian dollar             16,491,080       Jan. 2001 - Dec. 2001              15,690,881
                             ------------------                                   -----------------
                                  $ 82,646,050                                        $ 79,965,396
                             ==================                                   =================

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 2000, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.


NOTE 9 - SHAREHOLDERS' EQUITY

         STOCK REPURCHASE - In December 1999, the Company's Board of Directors authorized a repurchase by the Company of up to $20 million of the Company's common stock. The Company completed this repurchase program during the second quarter of 2000 resulting in aggregate repurchases of approximately 2,274,000 shares of its common stock at a cost of approximately $20.0 million, or an average cost of $8.79 per share. In December 2000, the Company's Board of Directors authorized another $20 million stock repurchase program to occur from time to time as market conditions warrant. Under this program, as of December 31, 2000 the Company had purchased approximately 778,000 shares of its common stock at an aggregate cost of approximately $11.7 million, or an average cost of $15.00 per share.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 9 - SHAREHOLDERS' EQUITY (CONT'D)

         STOCK INCENTIVE PLAN - The Company's 1995 Stock Incentive Plan (the "Plan") provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. A total of 6,712,000 shares have been reserved for issuance under the Plan. At December 31, 2000, stock options for 1,649,397 shares were exercisable and 2,686,825 shares were available for issuance pursuant to new stock option grants.


The following table summarizes information with respect to the Plan for the years ended December 31, 2000, 1999 and 1998:

                                                   2000               1999               1998
                                              ----------------   ----------------   ----------------
Outstanding shares at January 1                     3,573,098          3,335,436          3,320,324
     Granted                                          625,999            991,255            159,141
     Cancelled                                       (208,079)          (753,593)          (125,058)
     Exercised                                       (985,971)                 -            (18,971)
                                              ----------------   ----------------   ----------------
Outstanding shares at December 31                   3,005,047          3,573,098          3,335,436
                                              ================   ================   ================

Exercisable shares at December 31                   1,649,397          2,065,019          1,478,729
                                              ================   ================   ================

Average exercise price at January 1                    $10.45             $10.88             $10.85
     Granted                                            10.42               7.56              11.58
     Cancelled                                          11.10               8.54              10.96
     Exercised                                          10.53                 --              11.55
Average exercise price at December 31                  $10.37             $10.45             $10.88

Weighted average exercise price of
     exercisable options at December 31                $10.94             $11.82             $11.27

Weighted average fair value of
     options granted during the year                    $4.55              $3.23              $5.07

Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                                Options Outstanding                 Options Exercisable
                                         ----------------------------------   --------------------------------
                                           Weighted Avg
                                            Remaining
     Range of               Number         Contractual        Weighted Avg        Number        Weighted Avg
  Exercise Prices         Outstanding      Life (yrs)      Exercise Price      Exercisable     Exercise Price
  ---------------        --------------  ----------------  ----------------   ---------------  ---------------
 $     5.56 - 8.75             629,638              7.84           $ 7.59            179,834          $  8.06
 $     9.06 - 11.00          1,230,648              7.91           $ 10.31           505,030          $ 10.08
 $   11.50 - 12.50           1,056,861              6.31           $ 11.57           895,399          $ 11.56
 $   13.06 - 25.19              87,900              7.68           $ 16.56            69,134          $ 16.49

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 9 - SHAREHOLDERS' EQUITY (CONT'D)

During the years ended December 31, 2000, 1999 and 1998, the Company recorded stock compensation expense of $141,000, $238,000 and $203,000, respectively, associated with stock options issued to non-employees.

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

                                  2000              1999               1998
                             ----------------  ----------------   --------------
Stock volatility               44.3%-58.7%       39.8%-51.5%       39.3%-54.0%
Risk-free interest rate           5.5%              5.5%               5.5%
Expected dividend yield            0%                0%                 0%
Expected life of option         1-4 years         1-4 years         3-4 years


If the computed fair value of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, net income would have been as follows:

                                              2000              1999               1998
                                         ----------------  ----------------   ---------------
Net income:
   As reported                              $ 51,052,000       $19,842,000      $ 24,145,000
   Pro forma                                $ 48,328,000       $17,498,000      $ 22,052,000

Basic net income per share:
   As reported                                    $ 0.74            $ 0.28            $ 0.34
   Pro forma                                      $ 0.70            $ 0.25            $ 0.31

Diluted net income per share:
   As reported                                    $ 0.73            $ 0.28            $ 0.34
   Pro forma                                      $ 0.69            $ 0.25            $ 0.31

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 10 - NET SALES

The Company's net sales to U.S. and international customers for the years ended December 31, are summarized as follows:

                       2000                1999               1998
                  ----------------    ----------------   ----------------
United States        $193,199,000        $141,767,000       $136,546,000
International         170,275,000         116,105,000         95,388,000
                  ----------------    ----------------   ----------------
                     $363,474,000        $257,872,000       $231,934,000
                  ================    ================   ================


NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, manufactures and sells performance and prescription eyewear, athletic equipment, apparel, footwear and watches. For segment reporting purposes, these product groups have been aggregated because of their common characteristics and their reliance on shared operating functions.

Although the Company operates in one industry segment, it derives revenues from different product lines within the segment. Revenues as a percentage of gross sales from external customers for each product line for the years ended December 31, are as follows:

                                        2000            1999           1998
                                    -----------     -----------    ------------
     Sunglasses                           73.9 %          75.8 %          77.7 %
     Other Consumer Products              26.1            24.2            22.3
                                    -----------     -----------    ------------
                                         100.0 %         100.0 %         100.0 %
                                    ===========     ===========    ============

Other consumer products consist of prescription eyewear, goggles, footwear, apparel, watches and accessories.

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION (CONT'D)

Consumer product information related to domestic and foreign operations is as follows:


                                                            2000
                           -------------------------------------------------------------------------
                                                        (in thousands)
                               United         Continental
                               States           Europe           Other Countries     Consolidated
                           ---------------   --------------    -------------------------------------
Net sales                       $ 222,691         $ 55,933            $ 84,850            $ 363,474
Operating income                   67,506            3,230              10,528               81,264
Net income                         42,076            2,154               6,822               51,052
Identifiable assets               186,088           55,092              61,806              302,986

                                                            1999
                           -------------------------------------------------------------------------
                                                        (in thousands)
                               United         Continental
                               States           Europe           Other Countries     Consolidated
                           ---------------   --------------    -------------------------------------
Net sales                       $ 169,887         $ 40,880            $ 47,105            $ 257,872
Operating income                   23,750            2,903               5,825               32,478
Net income                         14,174            1,890               3,778               19,842
Identifiable assets               177,600           15,919              45,831              239,350

                                                            1998
                           -------------------------------------------------------------------------
                                                        (in thousands)
                               United         Continental
                               States           Europe           Other Countries     Consolidated
                           ---------------   --------------    -------------------------------------
Net sales                       $ 164,924         $ 34,835            $ 32,175            $ 231,934
Operating income                   35,658            2,270               3,377               41,305
Net income                         20,644            1,256               2,245               24,145
Identifiable assets               191,408           15,732              18,675              225,815


NOTE 12 - RESTRUCTURE CHARGE

In October 1999, the Company's Board of Directors approved strategic initiatives (the "Restructuring Plan") to restructure and refocus the Company's footwear business. Under the Restructuring Plan, the Company substantially reduced its in-house footwear manufacturing operations and partnered with select third-party manufacturers to assist in the development and manufacture of the Company's complete footwear product line. Additionally, the Company has increased its emphasis on direct-sales channels to augment sales throughout traditional retail accounts and to broaden accessibility of the Company's products to its customers.

Related to this Restructuring Plan, the Company recorded a charge of $12.6 million ($8.2 million, or $0.12 per share, on an after-tax basis) during the fourth quarter of the fiscal year ended December 31, 1999. This charge was included in cost of goods sold and is comprised of the following components:

                          OAKLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 12 - RESTRUCTURE CHARGE (CONT'D)

                                                                                (in thousands)
                                                                                ---------------
     Writedown of excess inventories (including inventory
              associated with product returns)                                  $     8,502
     Writedown of production equipment to estimated net
              realizable value                                                        3,592
     Other costs associated with Restructuring Plan                                     506
                                                                                ---------------
                                                                                $    12,600
                                                                                ===============

The $12.6 million charge included reserves related to inventory and sales returns, aggregating $6.5 million, which the Company fully utilized upon the completion of the Restructuring Plan in October 2000 with no revisions to the charge recorded.


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                              First        Second          Third        Fourth
                                                             Quarter       Quarter        Quarter       Quarter
                                                           ------------  ------------   ------------  ------------
                                                                     (in thousands, except per share data)
Year ended December 31, 2000:
      Net sales                                                $63,086     $ 100,013      $ 107,044       $93,331
      Gross profit                                              39,075        66,743         65,133        54,116
      Income before provision for income taxes                   8,418        28,396         26,828        14,899
      Net income                                                 5,472        18,457         17,438         9,685
      Basic net income per share                                $ 0.08        $ 0.27         $ 0.25        $ 0.14
      Diluted net income per share                              $ 0.08        $ 0.27         $ 0.25        $ 0.14

Year ended December 31, 1999:
      Net sales                                                $48,726      $ 72,071       $ 70,819       $66,256
      Gross profit                                              28,673        46,784         44,127        28,950 (1)
      Income (loss) before provision for income taxes            2,168        16,334         15,892        (3,868)
      Net income (loss)                                          1,409        10,617         10,322        (2,506)
      Basic net income (loss) per share                         $ 0.02        $ 0.15         $ 0.15       $ (0.04)
      Diluted net income (loss) per share                       $ 0.02        $ 0.15         $ 0.15       $ (0.04)

Year ended December 31, 1998:
      Net sales                                                $41,000      $ 70,030       $ 67,263       $53,641
      Gross profit                                              24,818        45,461         41,903        33,618
      Income before provision for income taxes                   2,128        18,123         13,375         5,570
      Net income                                                 1,311        11,164          8,239         3,431
      Basic net income per share                                $ 0.02        $ 0.16         $ 0.12        $ 0.05
      Diluted net income per share                              $ 0.02        $ 0.16         $ 0.12        $ 0.05


(1) Cost of goods sold includes a $12.6 million charge recorded in 1999 in connection with the restructuring of the Company's footwear, see Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          OAKLEY, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               Additions
                                            Balance at         charged to                                           Balance
                                            beginning          costs and                                           at end of
                                            of period           expense          Deductions        Adjustments       period
                                         -----------------   ---------------   ---------------   -------------------------------
For the year ended December 31, 2000:
  Allowance for doubtful accounts               $ 598,000         $ 914,000               $ -             $ -       $ 1,512,000
                                         =================   ===============   ===============   =============   ===============

  Inventory reserve                           $ 9,272,000       $ 1,924,000       $(4,440,000)            $ -       $ 6,756,000
                                         =================   ===============   ===============   =============   ===============

For the year ended December 31, 1999:
  Allowance for doubtful accounts               $ 621,000          $ 12,000         $ (35,000)            $ -         $ 598,000
                                         =================   ===============   ===============   =============   ===============

  Inventory reserve                           $ 2,322,000       $ 6,950,000 (1)           $ -             $ -       $ 9,272,000
                                         =================   ===============   ===============   =============   ===============

For the year ended December 31, 1998:
  Allowance for doubtful accounts               $ 551,000          $ 70,000               $ -             $ -         $ 621,000
                                         =================   ===============   ===============   =============   ===============

  Inventory reserve                           $ 1,725,000         $ 597,000               $ -             $ -       $ 2,322,000
                                         =================   ===============   ===============   =============   ===============

(1) Includes inventory reserves related to the $12.6 million restructuring charge recorded in 1999 in connection with the restructuring of the Company's footwear operations. Such reserves were fully utilized in 2000 as shown above.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     OAKLEY, INC.

By:          /s/ JIM JANNARD
         ---------------------------
              Jim Jannard
          CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER


Date:    March  26, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                              Date
         ---------                                   -----                              ----
      /s/ Jim Jannard                       Chairman of the Board and CEO               March  26, 2001
------------------------------------        (Principal Executive Officer)
         Jim Jannard


      /s/ Link Newcomb                      Chief Operating Officer and Director        March  26, 2001
------------------------------------
         Link Newcomb


      /s/ Thomas George                     Chief Financial Officer                     March  26, 2001
------------------------------------        (Principal Accounting Officer)
         Thomas George


      /s/ Abbott Brown                      Director                                    March  26, 2001
------------------------------------
         Abbott Brown


      /s/ Michael Jordan                    Director                                    March  26, 2001
------------------------------------
         Michael Jordan


      /s/ Irene Miller                      Director                                    March  26, 2001
------------------------------------
        Irene Miller

      /s/ Orin Smith                        Director                                    March  26, 2001
------------------------------------
         Orin Smith