Form 10-Q
period 2001-03-31
OAKLEY INC
filed 2001-05-15
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                To

Commission File Number: 1-13848

Oakley, Inc.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	95-3194947 (IRS Employer ID No.)
One Icon Foothill Ranch, California (Address of principal executive offices)	92610 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Class)	68,977,875 shares (Outstanding on May 10, 2001)

Oakley, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements
Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3
Consolidated Statements of Income for the three-month periods ended March 31, 2001 and 2000	4
Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2001 and 2000	4
Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000	5
Notes to Consolidated Financial Statements	6-7
ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	11-12
PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings	13
ITEM 2—Changes in Securities and Use of Proceeds	13
ITEM 3—Defaults Upon Senior Securities	13
ITEM 4—Submission of Matters to a Vote of Security Holders	13
ITEM 5—Other Information	13
ITEM 6—Exhibits and Reports on Form 8-K	13
Signatures	14

OAKLEY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,505	$4,855
Accounts receivable, less allowance for doubtful accounts of $1,627 (2001) and $1,512 (2000)	61,431	64,973
Inventories, net (Note 2)	74,247	61,998
Other receivables	2,011	1,734
Deferred and prepaid income taxes	22,697	22,697
Prepaid expenses and other	10,586	2,502

Total current assets	175,477	158,759
Property and equipment, net	127,024	121,824
Deposits	2,391	1,293
Other assets	19,766	21,110

TOTAL ASSETS	$324,658	$302,986

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit (Note 3)	$37,428	$17,901
Accounts payable	23,174	23,264
Accrued expenses and other current liabilities	13,522	12,814
Accrued warranty	3,999	3,992
Income taxes payable	7,916	15,093
Current portion of long-term debt (Note 3)	1,519	1,519

Total current liabilities	87,558	74,583
Deferred income taxes	3,908	3,904
Long-term debt, net of current portion	15,946	16,326
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,622,000 (2001) and 68,612,000 (2000) issued and outstanding	686	686
Additional paid-in capital	36,296	36,484
Retained earnings	186,399	177,277
Accumulated other comprehensive income	(6,135)	(6,274)

Total shareholders' equity	217,246	208,173

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$324,658	$302,986

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three months ended March 31,
	2001	2000
Net sales	$93,831	$63,086
Cost of goods sold	39,420	24,011

Gross profit	54,411	39,075
Operating expenses:
Research and development	2,549	1,641
Selling	24,376	18,036
Shipping and warehousing	3,977	1,631
General and administrative	9,635	8,791

Total operating expenses	40,537	30,099

Operating income	13,874	8,976
Interest expense, net	843	558

Income before provision for income taxes	13,031	8,418
Provision for income taxes	3,909	2,946

Net income	$9,122	$5,472

Basic net income per common share	$0.13	$0.08

Basic weighted average common shares	68,638,000	69,901,000

Diluted net income per common share	$0.13	$0.08

Diluted weighted average common shares	69,800,000	69,930,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2001	2000
Net income	$9,122	$5,472
Other comprehensive income:
Net unrealized gain on derivative instruments	2,961	1,120
Foreign currency translation adjustment	(2,822)	(788)

Other comprehensive income, net of tax	139	332

Comprehensive income	$9,261	$5,804

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,122	$5,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,385	4,890
Compensatory stock options	28	48
Loss on disposition of equipment	2	1
Deferred and prepaid income taxes, net	—	(122)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	1,761	450
Inventories	(13,850)	(6,231)
Other receivables	(306)	301
Prepaid expenses and other	(5,079)	(1,424)
Accounts payable	255	(398)
Accrued expenses, other current liabilities and accrued warranty	1,122	(282)
Income taxes payable	(6,973)	2,004

Net cash (used in) provided by operating activities	(8,533)	4,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(1,122)	72
Acquisitions of property and equipment	(10,566)	(5,113)
Proceeds from sale of property and equipment	31	5
Other assets	(77)	759

Net cash used in investing activities	(11,734)	(4,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	43,126	25,000
Repayments of bank borrowings	(23,680)	(20,869)
Net proceeds from exercise of stock options	583	—
Repurchase of common shares	(800)	(4,900)

Net cash provided by (used in) financing activities	19,229	(769)
Effect of exchange rate changes on cash	688	749
Net (decrease) increase in cash and cash equivalents	(350)	412
Cash and cash equivalents, beginning of period	4,855	5,499

Cash and cash equivalents, end of period	$4,505	$5,911

See accompanying Notes to Consolidated Financial Statements

Oakley, Inc.

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation

    The accompanying consolidated financial statements of Oakley, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

    In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of March 31, 2001 and December 31, 2000, and the consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results of operations for the entire year ending December 31, 2001.

Note 2—Inventories

    Inventories consist of the following:

	March 31, 2000	December 31, 2000
Raw materials	$24,607,000	$21,762,000
Finished goods	49,640,000	40,236,000

	$74,247,000	$61,998,000

Note 3—Financing Arrangements

    Lines of Credit—In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (5.9% at March 31, 2001) or the bank's prime lending rate minus 0.25% (7.8% at March 31, 2001). At March 31, 2001, the Company had $33.3 million outstanding under this credit agreement. At March 31, 2001, the Company was in compliance with all restrictive covenants and financial ratios in such agreement. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $16 million, of which $4.1 million was outstanding at March 31, 2001. In aggregate, at March 31, 2001, $37.4 million was outstanding under these credit facilities.

    Long-Term Debt—The Company has a real estate term loan with an outstanding balance of $17.5 million at March 31, 2001, which expires September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (7.7% at March 31, 2001). In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the loan at 6.31%.

Note 4—Litigation

    The Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a significant effect on the accompanying consolidated financial statements.

Note 5—Derivative Financial Information

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999.

    The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. At March 31, 2001, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $2.6 million of gains to earnings over the next nine months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

    On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended March 31, 2001, the Company reclassified into earnings a net loss of $0.2 million resulting from the expiration, sale, termination, or exercise of foreign currency exchange contracts.

Note 6—Earnings Per Share

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2001 and 2000, the diluted weighted average common shares outstanding included 1,162,000 and 29,000, respectively, of dilutive stock options.

Item 2.  Management's Discussion And Analysis of Financial Condition And Results Of Operations

    The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Net sales

    Net sales increased to $93.8 million for the three months ended March 31, 2001 from $63.1 million for the three months ended March 31, 2000, an increase of $30.7 million, or 48.7%. The increase in net sales was attributable to a 29.1%, or $15.3 million, increase in gross sunglass sales. Gross sunglass sales were $67.9 million for the first quarter of 2001 compared to $52.6 million for the first quarter of 2000. For the quarter ended March 31, 2001, the Company experienced a 15.3% increase in sunglass unit volume and a 12.0% increase in average selling prices. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's Twenty and Wires (including the Square Wire, C Wire and   A Wire) and X-Metal lines, offsetting declines in sales of more mature products. Sales of the Company's polarized styles for the three months ended March 31, 2001 also contributed to the increase in gross sales with a 90%, or $1.8 million, increase over the three months ended March 31, 2000. Sales from the Company's new product categories, including footwear, apparel, watches and prescription eyewear, continued to grow with gross sales increasing 230%, or $15.2 million, for the three months ended March 31, 2001 over the three months ended March 31, 2000. The Company's U.S. net sales increased 40% to $46.9 million in the first quarter of 2001 from $33.6 million in the first quarter of 2000, as a result of a 38% increase in net sales to the Company's broad specialty store account base, as well as sales to the Company's largest U.S. customer, Sunglass Hut, increasing 42% to $13.5 million for the three months ended March 31, 2001 from $9.5 million for the three months ended March 31, 2000. The Company's international net sales increased 60%, or $17.5 million, to $46.9 million during the first quarter of 2001 from $29.4 million during the first quarter of 2000. This increase was driven by continued strength in all regions of the world, with the strongest growth in Latin America, Asia, Japan, Canada and Europe. Sales from the Company's direct international offices represented 80% of total international sales for the three months ended March 31, 2001, compared to 84% for the comparable 2000 period.

Gross profit

    Gross profit increased to $54.4 million, or 58.0% of net sales, for the three months ended March 31, 2001 from $39.1 million, or 62.0% of net sales, for the three months ended March 31, 2000, an increase of $15.3 million, or 39.1%. The decrease in gross profit as a percentage of net sales is attributable to the negative impact on gross margin resulting from the increased sales contribution from the new product categories, which generally carry lower gross margins than sunglasses, together with the negative impact on the margins of the Company's direct international sales from the strengthened U.S. dollar relative to the Euro and the Australian dollar. Additionally, increased utilities cost and a lower material yield related to the Company's multi-layered, iridium lenses contributed to an increase in sunglass overhead costs per unit. These reductions to gross profit as a percentage of net sales were partially offset by reduced sales returns and discounts.

Operating expenses

    Operating expenses increased to $40.5 million for the three months ended March 31, 2001 from $30.1 million for the three months ended March 31, 2000, an increase of $10.4 million, or 34.6%. As a percentage of net sales, operating expenses were 43.2% of net sales for the three months ended March 31, 2001 compared to 47.7% of net sales for the comparable period, as the Company leveraged its expense base over higher net sales. Research and development expenses increased $0.9 million to

$2.5 million, or 2.7% of net sales, for the three months ended March 31, 2001, from $1.6 million, or 2.5% of net sales for the three months ended March 31, 2000, primarily as a result of expanded new product development efforts. Selling expenses increased $6.4 million to $24.4 million, or 26.0% of net sales, for the three months ended March 31, 2001, from $18.0 million, or 28.5% of net sales, for the three months ended March 31, 2000, primarily as a result of higher advertising expenditures, increased sales commissions attributable to increased sales and increased sports marketing attributable to new product category expansion. The Company believes the increased advertising expenditure contributed greatly to the strong sales increase experienced in the first quarter of 2001 and expects higher advertising expenses to continue for the balance of 2001. Shipping and warehousing expenses increased to $4.0 million, or 4.3% of net sales, for the three months ended March 31, 2001 from $1.6 million, or 2.5% of net sales, for the three months ended March 31, 2000. This increase is principally due to increased footwear and apparel sales with higher average shipping costs in addition to set-up costs for the new apparel and footwear distribution center in Ontario, California which began shipping in early 2001. General and administrative expenses increased $0.8 million to $9.6 million, or 10.2% of net sales, for the three months ended March 31, 2001, from $8.8 million, or 13.9% of net sales, for the three months ended March 31, 2000. This increase in general and administrative expenses was principally a result of greater personnel-related costs and other costs necessary to manage the Company's growth.

Operating income

    The Company's operating income increased to $13.9 million for the three months ended March 31, 2001 from $9.0 million for the three months ended March 31, 2000, an increase of $4.9 million. As a percentage of net sales, operating income increased to 14.8% for the three months ended March 31, 2001 from 14.3%, for the three months ended March 31, 2000, primarily due to the significant positive operating expense leverage on higher sales volume, offset by reduced gross margin.

Interest expense, net

    The Company had net interest expense of $0.8 million for the three months ended March 31, 2001, as compared with net interest expense of $0.6 million for the three months ended March 31, 2000. The increase in interest expense is due to greater balances on the Company's line of credit which was used to finance the Company's growth as well as the Company's share repurchase program in late 2000 and early 2001.

Income taxes

    The Company recorded a provision for income taxes of $3.9 million for the three months ended March 31, 2001 compared to $2.9 million for the three months ended March 31, 2000. As a result of a one-time tax benefit associated with the Company's foreign operations, the Company's effective tax rate for the quarter ended March 31, 2001 was 30%, compared to 35% for the quarter ended March 31, 2000. The Company expects the 30% tax rate to continue for the full year 2001.

Net income

    The Company's net income increased to $9.1 million for the three months ended March 31, 2001 from $5.5 million for the three months ended March 31, 2001, an increase of $3.6 million, or 65.5%.

Liquidity and Capital Resources

    The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash used in operating activities totaled $5.8 million for the quarter ended March 31, 2001 compared to cash provided by operating activities of $4.7 million for the comparable period in 2000. At March 31, 2001, working capital was $87.9 million compared to $61.5 million at March 31, 2000, a 43% increase compared to 49% sales growth. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances decreased to $61.4 million at March 31, 2001 compared to $65.0 million at December 31, 2000 with accounts receivable days outstanding at March 31, 2001 of 59 compared to 63 at December 31, 2000. Inventories increased to $74.2 million at March 31, 2001 compared to $62.0 million at December 31, 2000 as a result of the Company's strong sales momentum and growth in backlog of orders yet to be filled. Other factors contributing to the increased inventories include rapid international growth and new category expansion, which require increased inventory levels. The Company's sunglass offerings have also expanded by approximately 20% since the year ago period, requiring additional inventory. Additionally, the average cost per unit of the Company's sunglass inventory has increased significantly as the result of strong demand for the Company's higher priced products such as X-Metal, Wire products and polarized products. Inventory turns, based on trailing twelve month cost of sales and average inventory balance, decreased to 2.7 at March 31, 2001 compared to 2.9 at December 31, 2000.

    In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (5.9% at March 31, 2001) or the bank's prime lending rate minus 0.25% (7.8% at March 31, 2001). At March 31, 2001, the Company had an outstanding balance of $33.3 million under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2001, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $16 million, of which $4.1 million was outstanding at March 31, 2001. In aggregate, at March 31, 2001, $37.4 million was outstanding under these credit facilities. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (7.7% at March 31, 2001). In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the loan at 6.31%. At March 31, 2001, the outstanding balance on the term loan was $17.5 million. The term loan is due in September 2007.

    Capital expenditures, net of retirements, for the three months ended March 31, 2001 were $10.5 million, and included equipment and fixtures for the new apparel and footwear distribution center, expanded X-Metal capacity, expanded in-house capacity for prescription lenses, new product tooling, computers and related expenditures and facility improvements to accommodate employee growth. As of March 31, 2001, the Company had commitments of approximately $1.4 million for future capital purchases.

    In December 2000, the Company's Board of Directors authorized a repurchase by the Company of up to $20 million of the Company's common stock, to occur from time to time as market conditions warrant. During the first quarter of 2001, the Company repurchased 50,000 shares for approximately $800,000 at an average share price of approximately $16.00. Since December 1999, under this plan and a previous authorization of $20 million, which was completed in May 2000, the Company has repurchased 3,102,000 shares for $32.5 million, at an average price of $10.48 per share. As of March 31, 2001, the Company had 68,622,000 outstanding shares of common stock.

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

Backlog

    Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At March 31, 2001, the Company had a backlog of $52.8 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $7.3 million, compared to a backlog of $22.4 million, including backorders of $4.3 million, at March 31, 2000.

Inflation

    The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

Forward-Looking Statements

    This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners to increase production volumes in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the dependence on eyewear sales to Sunglass Hut, which has recently been acquired by one of our major competitors and, accordingly, could seek to alter its relationship with the Company; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products; the ability to source raw materials and finished products at favorable prices to the Company; the effect of the California power crisis on the Company's operations; foreign currency exchange rate fluctuations; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2000. The Company undertakes no obligation to update this forward-looking information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

    The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

    Foreign currency—The Company has direct operations in Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia and New Zealand which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

    The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at March 31, 2001.

    On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at March 31, 2001:

	March 31, 2001
	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
British pounds	$11,199,888	Apr. 2001 - Dec. 2001	$11,397,485
Mexican pesos	787,154	Jun. 2001 - Dec. 2001	717,625
African rand	1,239,901	Jun. 2001 - Dec. 2001	1,265,000
Canadian dollar	6,922,833	Jun. 2001 - Dec. 2001	7,436,860
Japanese yen	6,876,466	Jun. 2001 - Dec. 2001	8,277,387
French francs	24,624,149	Apr. 2001 - Dec. 2001	24,216,768
Australian dollar	11,405,772	Apr. 2001 - Dec. 2001	12,297,294

	$63,056,163		$65,608,419

    The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of March 31, 2001, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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

    Interest Rates—The Company's principal line of credit, with a balance of $33.3 million outstanding at March 31, 2001, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 7.15% on the line of credit during the three months ended March 31, 2001, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $5,000 per year.

    The Company's long-term debt, with a balance of $17.5 million outstanding at March 31, 2001, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings

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

    The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAKLEY, INC.
/s/ JIM JANNARD Jim Jannard Chief Executive Officer	May 14, 2001
/s/ THOMAS GEORGE Thomas George Chief Financial Officer	May 14, 2001

QuickLinks

Index to Form 10–Q
OAKLEY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES