Form 10-Q
period 2001-06-30
OAKLEY INC
filed 2001-08-08
CIK 946356

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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

                           Yes      X            No
                                 -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 Per Share                 69,101,278  Shares
--------------------------------------                 ------------------
             (Class)                             (Outstanding on August 7, 2001)

                                  OAKLEY, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of June 30, 2001
   and December 31, 2000....................................................... 3

Consolidated Statements of Income for the three- and six-month periods ended June 30, 2001 and 2000........................................ 4

Consolidated Statements of Comprehensive Income for the
   three- and six-month periods ended June 30, 2001 and 2000 .................. 4

Consolidated Statements of Cash Flows for the three- and six-month periods ended June 30, 2001 and 2000................................................. 5

Notes to Consolidated Financial Statements................................... 6-7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................................. 8-14


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk......... 15-16

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings.................................................... 16

ITEM 2 - Changes in Securities and Use of Proceeds............................ 16

ITEM 3 - Defaults Upon Senior Securities...................................... 16

ITEM 4 - Submission of Matters to a Vote of Security Holders.................. 16

ITEM 5 - Other Information.................................................... 17

ITEM 6 - Exhibits and Reports on Form 8-K..................................... 18

Signatures.................................................................... 19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          OAKLEY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS
                                                          June 30, 2001  December 31, 2000
                                                          -------------  -----------------
CURRENT ASSETS:
     Cash and cash equivalents                             $      6,424    $      4,855
     Accounts receivable, less allowance for
       doubtful accounts of $1,802 (2001), $1,512 (2000)         74,146          64,973
     Inventories, net (Note 2)                                   78,355          61,998
     Other receivables                                            2,034           1,734
     Deferred income taxes                                       12,988          22,697
     Prepaid expenses and other                                   2,781           2,502
                                                           ------------    ------------
       Total current assets                                     176,728         158,759

Property and equipment, net                                     133,951         121,824
Deposits                                                          3,893           1,293
Other assets                                                     19,854          21,110
                                                           ------------    ------------

TOTAL ASSETS                                               $    334,426    $    302,986
                                                           ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit (Note 3)                               $     19,210    $     17,901
     Accounts payable                                            28,556          23,264
     Accrued expenses and other current liabilities              10,699          12,814
     Accrued warranty                                             4,050           3,992
     Income taxes payable                                         4,369          15,093
     Current portion of long-term debt (Note 3)                   1,519           1,519
                                                           ------------    ------------
         Total current liabilities                               68,403          74,583

     Deferred income taxes                                        3,924           3,904
     Long-term debt, net of current maturities  (Note 3)         15,566          16,326

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01 per share: 20,000,000
       shares authorized; no shares issued                         --              --
     Common stock, par value $.01 per share: 200,000,000
       shares authorized; 69,097,000 (2001) and
       68,612,000 (2000)  issued and outstanding                    691             686

     Additional paid-in capital                                  41,092          36,484
     Retained earnings                                          210,024         177,277
     Accumulated other comprehensive loss                        (5,274)         (6,274)
                                                           ------------    ------------
       Total shareholders' equity                               246,533         208,173

                                                           ------------    ------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                     $    334,426    $    302,986
                                                           ============    ============

           See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          OAKLEY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                              Three Months ended            Six Months ended
                                                    June 30,                    June 30,
                                           -------------------------   -------------------------
                                               2001         2000          2001          2000
                                           -----------   -----------   -----------   -----------
Net sales                                  $   131,212   $   100,013   $   225,043   $   163,099
Cost of goods sold                              47,026        33,270        86,446        57,280
                                           -----------   -----------   -----------   -----------
     Gross profit                               84,186        66,743       138,597       105,819

Operating expenses:
     Research and development                    2,938         2,129         5,487         3,770
     Selling                                    30,627        24,037        55,003        42,073
     Shipping and warehousing                    4,649         2,347         8,626         3,978
     General and administrative                 11,198         9,044        20,833        17,835
                                           -----------   -----------   -----------   -----------
           Total operating expenses             49,412        37,557        89,949        67,656
                                           -----------   -----------   -----------   -----------

Operating income                                34,774        29,186        48,648        38,163

Interest expense, net                            1,023           790         1,866         1,349
                                           -----------   -----------   -----------   -----------
Income before provision for income taxes        33,751        28,396        46,782        36,814
Provision for income taxes                      10,126         9,939        14,035        12,885
                                           -----------   -----------   -----------   -----------
Net income                                 $    23,625   $    18,457   $    32,747   $    23,929
                                           ===========   ===========   ===========   ===========

Basic net income per common share          $      0.34   $      0.27   $      0.48   $      0.35
                                           ===========   ===========   ===========   ===========
Basic weighted average common shares        68,930,000    68,484,000    68,788,000    69,193,000
                                           ===========   ===========   ===========   ===========

Diluted net income per common share        $      0.34   $      0.27   $      0.47   $      0.35
                                           ===========   ===========   ===========   ===========
Diluted weighted average common shares      70,101,000    68,734,000    69,903,000    69,292,000
                                           ===========   ===========   ===========   ===========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                             Three Months ended      Six Months ended
                                                                   June 30,               June 30,
                                                            --------------------    --------------------
                                                              2001        2000        2001        2000
                                                            --------    --------    --------    --------
Net income                                                  $ 23,625    $ 18,457    $ 32,747    $ 23,929

Other comprehensive (loss) income:
     Net unrealized (loss) gain on derivative instruments       (316)        808       2,645       1,928
     Foreign currency translation adjustment                     (92)       (971)     (2,914)     (1,759)
                                                            --------    --------    --------    --------
     Other comprehensive (loss) income, net of tax              (408)       (163)       (269)        169
                                                            --------    --------    --------    --------

Comprehensive income                                        $ 23,217    $ 18,294    $ 32,478    $ 24,098
                                                            ========    ========    ========    ========


           See accompanying NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          OAKLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  Six Months ended June 30,
                                                                                  -------------------------
                                                                                      2001        2000
                                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $ 32,747    $ 23,929

    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   10,967       9,930
      Compensatory stock options                                                          53          72
      Loss/(Gain) on disposition of equipment                                             52        (335)
      Deferred income taxes                                                            9,710          30
      Changes in assets and liabilities, net of effects of business acquisitions:
          Accounts receivable, net                                                   (11,303)    (11,860)
          Inventories                                                                (18,221)    (17,244)
          Other receivables                                                             (289)        179
          Prepaid expenses and other                                                   3,888      (1,440)
          Accounts payable                                                             5,888       3,973
          Accrued expenses, other current liabilities and accrued warranty            (1,595)      2,906
          Income taxes payable                                                       (10,537)      8,075
                                                                                    --------    --------

      Net cash provided by operating activities                                       21,360      18,215

CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits                                                                        (2,632)        242
      Acquisitions of property and equipment                                         (22,670)    (10,662)
      Proceeds from sale of property and equipment                                        76         411
      Other assets                                                                       348         162
                                                                                    --------    --------

      Net cash used in investing activities                                          (24,878)     (9,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank borrowings                                                   73,824      61,800
      Repayments of bank borrowings                                                  (72,759)    (52,449)
      Net proceeds from exercise of stock options                                      5,311         117
      Repurchase of common shares                                                       (800)    (15,893)
                                                                                    --------    --------

      Net cash provided by (used in) financing activities                              5,576      (6,425)

Effect of exchange rate changes on cash                                                 (489)        564

Net increase in cash and cash equivalents                                              1,569       2,507
Cash and cash equivalents, beginning of period                                         4,855       5,499
                                                                                    --------    --------

Cash and cash equivalents, end of period                                            $  6,424    $  8,006
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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of June 30, 2001 and December 31, 2000, and the consolidated statements of income, comprehensive income and cash flows for the three- and six-month periods ended June 30, 2001 and 2000. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results of operations for the entire year ending December 31, 2001.

NOTE 2 - INVENTORIES Inventories consist of the following:


                                   June 30, 2001            December 31, 2000
                               ----------------------     ---------------------
         Raw materials                  $ 23,427,000              $ 21,762,000
         Finished goods                   54,928,000                40,236,000
                               ----------------------     ---------------------
                                        $ 78,355,000              $ 61,998,000
                               ======================     =====================


NOTE 3 - FINANCING ARRANGEMENTS

LINES OF CREDIT - In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (4.63% at June 30, 2001) or the bank's prime lending rate minus 0.25% (6.25% at June 30, 2001). At June 30, 2001, the Company had $11.0 million outstanding under this credit agreement. At June 30, 2001, the Company was in compliance with all restrictive covenants and financial ratios in such agreement. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $16 million, of which $8.2 million was outstanding at June 30, 2001. In the aggregate, at June 30, 2001, $19.2 million was outstanding under these credit facilities.

LONG-TERM DEBT - The Company has a real estate term loan with an outstanding balance of $17.1 million at June 30, 2001, which expires September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (6.00% at June 30, 2001). In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the loan at 6.31%.

NOTE 4 - LITIGATION

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

NOTE 5 - DERIVATIVE FINANCIAL INFORMATION

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999.

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. At June 30, 2001, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $3.0 million of gains to earnings over the next eighteen months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively
(i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three and six months ended June 30, 2001, the Company reclassified into earnings net gains of $573,000 and $767,000, respectively, resulting from the expiration, sale, termination, or exercise of foreign currency exchange contracts.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended June 30, 2001 and 2000, the diluted weighted average common shares outstanding included 1,171,000 and 250,000, respectively, of dilutive stock options. For the six months ended June 30, 2001 and 2000, the diluted weighted average common shares outstanding includes 1,115,000 and 99,000, respectively, of dilutive stock options.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

NET SALES

Net sales increased to $131.2 million for the three months ended June 30, 2001 from $100.0 million for the three months ended June 30, 2000, an increase of $31.2 million, or 31.2%. The increase in net sales was attributable to a 22.3%, or $19.9 million, increase in gross sunglass sales. Gross sunglass sales were $108.7 million for the second quarter of 2001 compared to $88.8 million for the second quarter of 2000. For the quarter ended June 30, 2001, the Company experienced a 12.8% increase in sunglass unit volume and an 8.4% increase in average selling prices. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's WIRE products (including the SQUARE WIRE, C WIRE, A WIRE and the new E WIRE 2.1), the TWENTY, the X-METAL line, MINUTES, NEW STRAIGHT JACKET and polarized products, offsetting declines in sales of more mature products. New products introduced during the quarter ended June 30, 2001 included THE WHY 3, SCAR, E WIRE 2.1 and the X-METAL PENNY. Sales from the Company's new product categories, representing footwear, apparel, watches and prescription eyewear, continued to grow with gross sales increasing 103.9%, or $11.1 million, to $21.9 million for the three months ended June 30, 2001 from $10.8 million for the three months ended June 30, 2000. Sales of the Company's prescription products more than doubled to $7.7 million for the three months ended June 30, 2001 from $3.7 million for the three months ended June 30, 2000, due to strong ophthalmic frame sales and higher lens volumes boosted by the establishment of the Company's on-site lens finishing laboratory early in 2001.

The Company's U.S. net sales increased 16.4% to $70.6 million in the second quarter of 2001 from $60.7 million in the second quarter of 2000, primarily as a result of a 26.4% increase in net sales to the Company's broad specialty store account base, while sales to the Company's largest U.S. customer, Sunglass Hut, remained relatively unchanged at $23.1 million. As more fully discussed under "Recent Developments" below, substantial changes have occurred, and are expected to continue, in the Company's relationship with its largest customer, Luxottica Group SpA ("Luxottica"), which purchased the Sunglass Hut retail chain in April 2001. These changes are expected to have an adverse effect on the Company's sunglass sales and net income for the foreseeable future. The Company has begun to implement new distribution strategies as a result of the actions taken by Luxottica but cannot determine when, or to what extent, such strategies can be expected to be successful in restoring its sunglass sales and net income to previous levels. The
Company's international net sales increased 54.0%, or $21.3 million, to $60.6 million during the second quarter of 2001 from $39.3 million during the second quarter of 2000. This increase was driven by continued strength in all regions of the world in which the Company sells its products, with the strongest growth in Latin America, Asia, Japan, and Europe. Sales from the Company's direct international offices represented 83.3% of total international sales for the three months ended June 30, 2001, compared to 82.7% for the comparable 2000 period.

GROSS PROFIT

Gross profit increased to $84.2 million, or 64.2% of net sales, for the three months ended June 30, 2001 from $66.7 million, or 66.7% of net sales, for the three months ended June 30, 2000, an increase of $17.5 million, or 26.2%. The decrease in gross profit as a percentage of net sales is attributable to the negative impact on gross margin resulting from the increased sales contribution of the new product categories, which generally carry lower gross margins than sunglasses, as well as higher sunglass costs per unit. Contributing factors to the higher sunglass unit costs are increased utility costs, increased labor costs and lower material yields resulting from a shift in sunglass sales mix toward more complex multi-layered lenses and a greater percentage of polarized lens products. The Company expects the higher production costs to continue for the second half of 2001, offset at least in part by a price increase, effective July 1, 2001, on most of the Company's sunglass products sold in North America.

OPERATING EXPENSES

Operating expenses increased to $49.4 million for the three months ended June 30, 2001 from $37.6 million for the three months ended June 30, 2000, an increase of $11.8 million, or 31.4%. As a percentage of net sales, operating expenses were 37.7% of net sales for the three months ended June 30, 2001 compared to 37.6% of net sales for the comparable prior year period, as the leverage in selling and general and administrative expenses was offset by higher research and development and shipping costs associated with the new products. Research and development expenses increased $0.8 million to $2.9 million, or 2.2% of net sales, for the three months ended June 30, 2001, from $2.1 million, or 2.1% of net sales, for the three months ended June 30, 2000, primarily as a result of expanded new product development efforts. Selling expenses increased $6.6 million to $30.6 million, or 23.3% of net sales, for the three months ended June 30, 2001, from $24.0 million, or 24.0% of net sales, for the three months ended June 30, 2000. The increase in selling expenses reflect increased advertising expenses as part of the Company's strategic effort to enhance brand awareness and drive demand as well as greater sales commissions attributable to increased sales. Shipping and warehousing expenses increased to $4.6 million, or 3.5% of net sales, for the three months ended June 30, 2001 from $2.3 million, or 2.3% of net sales, for the three months ended June 30, 2000. This increase is principally due to increased footwear and apparel sales with higher average shipping costs, in addition to costs for the Company's new U.S. apparel and footwear distribution center in Ontario, California and third party warehousing costs in Japan and Europe. General and administrative expenses increased $2.2 million to $11.2 million, or 8.5% of net sales, for the three months ended June 30, 2001, from $9.0 million, or 9.0% of net sales, for the three months ended June 30, 2000. This increase in general and administrative expenses was principally a result of greater personnel-related costs and other costs necessary to manage the Company's growth.

OPERATING INCOME

The Company's operating income increased 19.2% to $34.8 million for the three months ended June 30, 2001 from $29.2 million for the three months ended June 30, 2000, an increase of $5.6 million. As a percentage of net sales, operating income decreased to 26.5% for the three months ended June 30, 2001 from 29.2% for the three months ended June 30, 2000, primarily due to the reduced gross margin.

INTEREST EXPENSE, NET

The Company had net interest expense of $1.0 million for the three months ended June 30, 2001, as compared with net interest expense of $0.8 million for the three months ended June 30, 2000. The increase in interest expense is due to greater balances on the Company's line of credit which was used to finance the Company's growth as well as the Company's share repurchase program in late 2000 and early 2001.

INCOME TAXES

The Company recorded a provision for income taxes of $10.1 million for the three months ended June 30, 2001 compared to $9.9 million for the three months ended June 30, 2000. As a result of a one-time tax benefit associated with the Company's foreign operations, the Company's effective tax rate for the quarter ended June 30, 2001 was 30%, compared to 35% for the quarter ended June 30, 2000. The Company expects the 30% tax rate to continue for the full year 2001.

NET INCOME

The Company's net income increased to $23.6 million for the three months ended June 30, 2001 from $18.5 million for the three months ended June 30, 2001, an increase of $5.1 million, or 27.6%.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET SALES

Net sales increased to $225.0 million for the six months ended June 30, 2001 from $163.1 million for the six months ended June 30, 2000, an increase of $61.9 million, or 38.0%. The increase in net sales was attributable to a 24.9%, or $35.2 million, increase in gross sunglass sales. Gross sunglass sales were $176.6 million for the six months ended June 30, 2001 compared to $141.4 million for the six months ended June 30, 2000. Sunglass unit volume increased 13.7% while the average sunglass selling price increased 9.7%. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's WIRES products (including the SQUARE WIRE, C WIRE, A WIRE and new E WIRE 2.1), the TWENTY, the X-METAL line, FOUR and FOUR S and the NEW STRAIGHT JACKET, offsetting declines in sales of more mature products. Sales of the Company's polarized styles for the six months ended June 30, 2001 also contributed to the increase in gross sales with a 58%, or $3.7 million, increase over the six months ended June 30, 2000. Sales from the Company's new product categories, representing footwear, apparel, watches and prescription eyewear, continued to grow with gross sales increasing 153%, or $26.4 million, to $43.7 million for the six months ended June 30, 2001 from $17.3 million for the six months ended June 30, 2000.

The Company's U.S. net sales increased 24.6% to $117.5 million in the first half of 2001 from $94.3 million in the first half of 2000, as a result of a 31.1% increase in net sales to the Company's broad specialty store account base, with an increase in sales to the Company's largest U.S. customer, Sunglass Hut of 12.6% to $36.6 million for the six months ended June 30, 2001 from $32.5 million for the six months ended June 30, 2000. As more fully discussed under "Recent Developments" below, substantial changes have occurred, and are expected to continue, in the Company's relationship with its largest customer, Luxottica, which purchased the Sunglass Hut retail chain in April 2001. These changes are expected to have an adverse effect on the Company's sunglass sales and net income for the foreseeable future. The Company has begun to implement new distribution strategies as a result of the actions taken by Luxottica but cannot determine when, or to what extent, such strategies can be expected to be successful in restoring its sunglass sales and net income to previous levels. The Company's international net sales increased 56.3%, or $38.7 million, to $107.5 million during the first half of 2001 from $68.8 million during the first half of 2000. This increase was driven by continued strength in all regions of the world in which the Company sells its products, with the strongest growth in Latin America, Asia, Japan, Canada and Europe. Sales from the Company's direct international offices represented 81.8% of total international sales for the six months ended June 30, 2001, compared to 83.1% for the comparable 2000 period.

GROSS PROFIT

Gross profit increased to $138.6 million, or 61.6% of net sales, for the six months ended June 30, 2001 from $105.8 million, or 64.9% of net sales, for the six months ended June 30, 2000, an increase of $32.8 million, or 31.0%. The decrease in gross profit as a percentage of net sales is attributable to the negative impact on gross margin resulting from the increased sales contribution of the new product categories, which generally carry lower gross margins than sunglasses, together with the negative impact on the margins of the Company's direct international sales from the strengthened U.S. dollar relative to the Euro and the Australian dollar. Additionally, increased utilities cost and a lower material yield related to the Company's multi-layered, iridium lenses contributed to an increase in sunglass costs per unit. The Company expects the higher production costs to continue for the second half of 2001, offset at least in part by a price increase, effective July 1, 2001, on most of the Company's sunglass products sold in North America.

OPERATING EXPENSES

Operating expenses increased to $89.9 million for the six months ended June 30, 2001 from $67.7 million for the six months ended June 30, 2000, an increase of $22.2 million, or 32.8%. As a percentage of net sales, operating expenses decreased to 40.0% of net sales for the six months ended June 30, 2001 compared to 41.5% of net sales for the comparable period, as the Company leveraged its expense base over higher net sales. Research and development expenses increased $1.7 million to $5.5 million, or 2.4% of net sales, for the six months ended June 30, 2001, from $3.8 million, or 2.3% of net sales for the six months ended June 30, 2000, primarily as a result of expanded new product development efforts. Selling expenses increased $12.9 million to $55.0 million, or 24.4% of net sales, for the six months ended June 30, 2001, from $42.1 million, or 25.8% of net sales, for the six months ended June 30, 2000, primarily as a result of higher advertising expenditures and increased sales commissions attributable to increased sales. Shipping and warehousing expenses increased to $8.6 million, or 3.8% of net sales, for the six months ended June 30, 2001 from $4.0 million, or 2.4% of net sales, for the six months ended June 30, 2000. This increase is principally due to increased footwear and apparel sales with higher average shipping costs in addition to costs for the Company's new U.S. apparel and footwear distribution center in Ontario, California which began shipping in early 2001 and third party warehousing costs in Japan and Europe. General and administrative expenses increased $3.0 million to $20.8 million, or 9.2% of net sales, for the six months ended June 30, 2001, from $17.8 million, or 10.9% of net sales, for the six months ended June 30, 2000. This increase in general and administrative expenses was principally a result of greater personnel-related costs and other costs necessary to manage the Company's growth.

OPERATING INCOME

The Company's operating income increased 27.2% to $48.6 million for the six months ended June 30, 2001 from $38.2 million for the six months ended June 30, 2000, an increase of $10.4 million. As a percentage of net sales, operating income decreased to 21.6% for the six months ended June 30, 2001 from 23.4%, for the six months ended June 30, 2000, primarily due to reduced gross margin, offset by positive operating expense leverage on higher sales volume.

INTEREST EXPENSE, NET

The Company had net interest expense of $1.9 million for the six months ended June 30, 2001, as compared with net interest expense of $1.3 million for the six months ended June 30, 2000. The increase in interest expense is due to greater balances on the Company's line of credit which was used to finance the Company's growth as well as the Company's share repurchase program in late 2000 and early 2001.

INCOME TAXES

The Company recorded a provision for income taxes of $14.0 million for the six months ended June 30, 2001 compared to $12.9 million for the six months ended June 30, 2000. As a result of a one-time tax benefit associated with the Company's foreign operations, the Company's effective tax rate for the six months ended June 30, 2001 was 30%, compared to 35% for the six months ended June 30, 2000. The Company expects the 30% tax rate to continue for the full year 2001.

NET INCOME

The Company's net income increased to $32.7 million for the six months ended June 30, 2001 from $23.9 million for the six months ended June 30, 2001, an increase of $8.8 million, or 36.8%.

RECENT DEVELOPMENTS

In connection with its acquisition of Sunglass Hut, Luxottica has implemented changes to the Sunglass Hut operation which have affected its relationship with the Company. These changes include the establishment of a new replenishment system, termination of previous marketing programs such as the exclusive catalog program which has been a part of the Sunglass Hut and Oakley relationship for several years, reduction in the sharing of information between Sunglass Hut and Oakley, changes to the Oakley product assortment carried in Sunglass Hut stores and establishment of new commercial terms which may entail an invoice discount more favorable to Sunglass Hut in return for, among other things, a reduced marketing commitment from the Company. Because the process of integrating Sunglass Hut within Luxottica is still ongoing, the Company expects further changes to occur and cannot determine the impact such changes may have on its relationship with Sunglass Hut. On August 2, 2001, the Company announced that it had reduced its sales and earnings guidance for the remainder of 2001 due to a significant change at the end of July in the order pattern of Sunglass Hut. Communication from Luxottica at that time indicated its intent to reduce purchases of the Company's products below the level previously understood by the Company, favoring instead the sale of Luxottica's own sunglass brands in the Sunglass Hut stores. The Company also learned that Luxottica did not intend to carry any of the Company's 2001 new sunglass introductions in the Sunglass Hut stores in any meaningful quantities. As part of this announcement, the Company described a new distribution plan which is designed to increase sales through distribution channels other than Sunglass Hut, including the development of distribution with new retailers, the expansion of shelf space with existing retailers and the opening of the additional retail stores owned by the Company. The Company cannot determine when, or to what extent, such strategies can be expected to be successful in restoring its sunglass sales and net income to previous levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $21.4 million for the six months ended June 30, 2001 compared to $18.2 million for the comparable period in 2000. At June 30, 2001, working capital was $108.3 million compared to $67.9 million at June 30, 2000. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances increased to $74.1 million at June 30, 2001 compared to $65.0 million at December 31, 2000 primarily due to increased sales levels. Accounts receivable days outstanding at June 30, 2001 improved to 51 compared to 63 at December 31, 2000. Inventories increased to $78.4 million at June 30, 2001 compared to $62.0 million at December 31, 2000 as a result of the Company's strong sales momentum and growth in backlog of orders yet to be filled. Other factors contributing to the increased inventories include rapid international growth including the establishment of a third party warehouse for its Japanese operations and new category expansion which requires increased inventory levels. Additionally, the average cost per unit of the Company's sunglass inventory has increased significantly as the result of strong demand for the Company's higher priced products such as X-METAL, WIRE and polarized products. Inventory turns, based on trailing twelve-month cost of sales and average inventory balances, decreased to
2.6 at June 30, 2001 compared to 2.9 at December 31, 2000.

In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (4.63% at June 30, 2001) or the bank's prime lending rate minus 0.25% (6.25% at June 30, 2001). At June 30, 2001, the Company had an outstanding balance of $11.0 million under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2001, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $16 million, of which $8.2 million was outstanding at June 30, 2001. In aggregate, at June 30, 2001, $19.2 million was outstanding under these credit facilities. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (6.00% at June 30, 2001). In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the loan at 6.31%. At June 30, 2001, the outstanding balance on the term loan was $17.1 million. The term loan is due in September 2007.

Capital expenditures, net of retirements, for the six months ended June 30, 2001 were $22.6 million, and included equipment and fixtures for the new apparel and footwear distribution center, expanded X-METAL capacity, expanded in-house capacity for prescription lenses, new product tooling, computers and related expenditures, product displays and facility improvements to accommodate employee growth. As of June 30, 2001, the Company had commitments of approximately $1.3 million for future capital purchases.

In December 2000, the Company's Board of Directors authorized a repurchase by the Company of up to $20 million of the Company's common stock, to occur from time to time as market conditions warrant. Since December 1999, under this plan and a previous authorization of $20 million, which was completed in May 2000, the Company has repurchased 3,102,000 shares for $32.5 million, at an average price of $10.48 per share. As of June 30, 2001, the Company had 69,097,000 outstanding shares of common stock. As announced on August 2, 2001, and as a result of a substantial recent decline in the trading price of the Company's share price, the Company intends to purchase shares in the open market, subject to market conditions, utilizing the approximate $7.5 million remaining fomr the $20 million program approved by its Board of Directors in December 2000.

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

BACKLOG

Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its pre-booked product categories. At June 30, 2001, the Company had a backlog of $52.4 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $4.9 million, compared to a backlog of $41.8 million, including backorders of $10.3 million, at June 30, 2000.

INFLATION

The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No.
142), "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Effective January 1, 2002, SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and, therefore, the Company's amortization of existing goodwill will cease on December 31, 2001. In addition, under SFAS No. 142, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also includes requirements to test goodwill and indefinite lived intangible assets for impairment beginning in fiscal 2002. The Company is currently reviewing the impact these standards will have on its financial statements.

FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners to increase production volumes in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the dependence on eyewear sales to Sunglass Hut, which has recently been acquired by a major competitor and, accordingly, has sought to alter its relationship with the Company and could further alter or terminate such relationship; the Company's ability to expand distribution channels and its own retail operations in a timely manner; the capacity of distribution channels other that the sunglass specialty channel to recover sales lost by changes in the Company's relationship with Sunglass Hut; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; the ability to source raw materials and finished products at favorable prices to the Company; the effect of the California power crisis on the Company's operations; foreign currency exchange rate fluctuations; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2000 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

FOREIGN CURRENCY - The Company has direct operations in Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia and New Zealand which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at June 30, 2001.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at June 30, 2001:


                                                          June 30, 2001
                               --------------------------------------------------------------------
                                  U.S. Dollar                                           Fair
                                  Equivalent                 Maturity                  Value
                               ------------------   ---------------------------   -----------------
FORWARD CONTRACTS:
     British pounds           $        7,081,016      Jul. 2001 - Dec. 2001     $        7,305,687
     Mexican pesos                       551,481      Sep. 2001 - Dec. 2001                475,602
     African rand                        918,734      Sep. 2001 - Dec. 2001                933,000
     Canadian dollars                  5,125,509      Sep. 2001 - Dec. 2001              5,322,629
     Japanese yen                     15,316,760      Sep. 2001 - Dec. 2002             16,960,329
     French francs                    16,066,224      Jul. 2001 - Dec. 2001             16,534,381
     Australian dollars                9,621,269      Jul. 2001 - Dec. 2001             10,106,090
                              -------------------                              --------------------
                              $       54,680,993                               $        57,637,718
                              ===================                              ====================


The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 2001, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

The Company sells direct and through its subsidiaries to various customers in the European Union which adopted the Euro as a legal currency effective January 1, 1999. The Euro is expected to begin circulation after a three-year transition period on January 1, 2002. The Company has analyzed whether the conversion to the Euro will materially affect its business operations. The Company's information systems are currently processing transactions in Euros. Additionally, the Company is planning to upgrade certain of its information systems through December 31, 2001 to enhance its capability to process transactions and keep records in Euros. While the Company is uncertain as to the ultimate impact of the conversion, the Company does not expect costs in connection with the Euro conversion to have a material adverse affect on the Company.

INTEREST RATES - The Company has various lines of credit with outstanding balances totaling $19.2 million at June 30, 2001. The Company's principal line of credit, with $11.0 million outstanding at June 30, 2001, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 6.5% on the principal line of credit during the six months ended June 30, 2001, if interest rates on the principal line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's principal line of credit, net income would be reduced by approximately $5,000 per year.

The Company's long-term debt, with a balance of $17.1 million outstanding at June 30, 2001, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt.


PART II - OTHER INFORMATION

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

(a)      The Registrant's Annual Meeting of Shareholders was held on June 1,
         2001.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect six Directors. All such nominees were elected.

(c)      The matters voted at the meeting and the results were as follows:

         (1) To elect six directors to serve as such until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

                                                                  FOR                    WITHHELD
                                                          -------------------      --------------------
                  Director #1 - Jim Jannard                     64,142,772               2,652,258
                  Director #2 - Link Newcomb                    64,142,772               2,652,258
                  Director #3 - Irene Miller                    66,609,228                 185,802
                  Director #4 - Orin Smith                      66,609,228                 185,802
                  Director #5 - Michael Jordan                  63,577,868               3,217,162
                  Director #6 - Abbott Brown                    66,609,228                 185,802


         (2) To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2001.


                          FOR                 AGAINST               ABSTAIN
                  ------------------    ------------------    ------------------
                       66,618,255             162,980                13,795



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


The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              Oakley, Inc.


/s/  Jim Jannard                                              August 8, 2001
---------------------------
Jim Jannard
Chief Executive Officer


/s/  Thomas George                                            August 8, 2001
---------------------------
Thomas George
Chief Financial Officer