Form 10-Q
period 2001-09-30
OAKLEY INC
filed 2001-11-13
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	68,754,281 shares
(Class)	(Outstanding on November 9, 2001)

Oakley, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

PART I— FINANCIAL INFORMATION
Item 1. Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,310	$4,855
Accounts receivable, less allowance for doubtful accounts of $1,841 (2001), $1,512 (2000)	81,210	64,973
Inventories, net (Note 2)	85,094	61,998
Other receivables	2,411	1,734
Deferred income taxes	12,988	22,697
Prepaid expenses and other	8,992	2,502

Total current assets	197,005	158,759
Property and equipment, net	140,083	121,824
Deposits	3,886	1,293
Other assets	19,674	21,110

TOTAL ASSETS	$360,648	$302,986

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 3)	$37,602	$17,901
Accounts payable	22,915	23,264
Accrued expenses and other current liabilities	16,234	12,814
Accrued warranty	3,803	3,992
Income taxes payable	1,870	15,093
Current portion of long-term debt (Note 3)	1,519	1,519

Total current liabilities	83,943	74,583
Deferred income taxes	3,912	3,904
Long-term debt, net of current maturities (Note 3)	15,187	16,326
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share: 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share: 200,000,000 shares authorized; 68,803,000 (2001) and 68,612,000 (2000) issued and outstanding	688	686
Additional paid-in capital	38,067	36,484
Retained earnings	224,389	177,277
Accumulated other comprehensive loss	(5,538)	(6,274)

Total shareholders' equity	257,606	208,173

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$360,648	$302,986

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2001	2000	2001	2000
Net sales	$113,997	$107,044	$339,040	$270,143
Cost of goods sold	47,212	41,912	133,658	99,192

Gross profit	66,785	65,132	205,382	170,951
Operating expenses:
Research and development	2,661	2,121	8,148	5,891
Selling	27,275	23,768	82,278	65,842
Shipping and warehousing	4,613	2,795	13,239	6,773
General and administrative	11,086	8,858	31,919	26,692

Total operating expenses	45,635	37,542	135,584	105,198

Operating income	21,150	27,590	69,798	65,753
Interest expense, net	630	762	2,496	2,111

Income before provision for income taxes	20,520	26,828	67,302	63,642
Provision for income taxes	6,155	9,390	20,190	22,275

Net income	$14,365	$17,438	$47,112	$41,367

Basic net income per common share	$0.21	$0.25	$0.68	$0.60

Basic weighted average common shares	69,028,000	68,636,000	68,869,000	69,007,000

Diluted net income per common share	$0.21	$0.25	$0.67	$0.60

Diluted weighted average common shares	69,714,000	69,725,000	69,861,000	69,346,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2001	2000	2001	2000
Net income	$14,365	$17,438	$47,112	$41,367
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments	(798)	(75)	1,847	1,853
Foreign currency translation adjustment	533	(1,394)	(2,381)	(3,153)

Other comprehensive (loss) income, net of tax	(265)	(1,469)	(534)	(1,300)

Comprehensive income	$14,100	$15,969	$46,578	$40,067

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,112	$41,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,915	15,148
Compensatory stock options	79	107
Loss/(Gain) on disposition of equipment	89	(1,086)
Deferred income taxes	9,710	339
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(17,567)	(21,916)
Inventories	(24,211)	(29,927)
Other receivables	(713)	352
Prepaid expenses and other	(3,659)	(1,180)
Accounts payable	(75)	2,046
Accrued expenses, other current liabilities and accrued warranty	3,363	4,751
Income taxes payable	(13,091)	12,455

Net cash provided by operating activities	17,952	22,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(2,605)	556
Acquisitions of property and equipment	(34,114)	(15,568)
Proceeds from sale of property and equipment	139	1,208
Other assets	(1,007)	1,503

Net cash used in investing activities	(37,587)	(12,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	122,660	93,100
Repayments of bank borrowings	(103,939)	(89,228)
Net proceeds from exercise of stock options	5,461	4,955
Repurchase of common shares	(3,955)	(15,893)

Net cash provided by (used in) financing activities	20,227	(7,066)
Effect of exchange rate changes on cash	863	(309)
Net increase in cash and cash equivalents	1,455	2,780
Cash and cash equivalents, beginning of period	4,855	5,499

Cash and cash equivalents, end of period	$6,310	$8,279

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

    In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of September 30, 2001 and December 31, 2000, and the consolidated statements of income, comprehensive income and cash flows for the three- and nine-month periods ended September 30, 2001 and 2000. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results of operations for the entire year ending December 31, 2001.

Note 2—Inventories

    Inventories consist of the following:

	September 30, 2001	December 31, 2000
Raw materials	$26,144,000	$21,762,000
Finished goods	58,950,000	40,236,000

	$85,094,000	$61,998,000

Note 3—Financing Arrangements

    Lines of Credit—In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (4.58% at September 30, 2001) or the bank's prime lending rate minus 0.25% (5.75% at September 30, 2001). At September 30, 2001, the Company had $27.0 million outstanding under this credit agreement. At September 30, 2001, the Company was in compliance with all restrictive covenants and financial ratios in such agreement. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $16.5 million, of which $10.6 million was outstanding at September 30, 2001. In the aggregate, at September 30, 2001, $37.6 million was outstanding under these credit facilities.

    Long-Term Debt—The Company has a real estate term loan with an outstanding balance of $16.7 million at September 30, 2001, which expires September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (5.00% at September 30, 2001). In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the loan at 6.31%.

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

Note 5—Derivative Financial Information

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999.

    The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. At September 30, 2001, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $2.7 million of gains to earnings over the next fifteen months. The Company hedges forecasted transactions that are determined probable to occur within eighteen months or less.

    On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures the effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three and nine months ended September 30, 2001, the Company reclassified into earnings net gains of $468,000 and $1,235,000, respectively, resulting from the expiration, sale, termination, or exercise of foreign currency exchange contracts.

Note 6—Earnings Per Share

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended September 30, 2001 and 2000, the diluted weighted average common shares outstanding included 686,000 and 1,089,000, respectively, of dilutive stock options. For the nine months ended September 30, 2001 and 2000, the diluted weighted average common shares outstanding includes 992,000 and 339,000, respectively, of dilutive stock options.

Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations

    The following discussion includes the operations of Oakley, Inc. and subsidiaries for each of the periods discussed.

Results of Operations

Three Months Ended September 30, 2001 and 2000

Net sales

    Net sales increased to $114.0 million for the three months ended September 30, 2001 from $107.0 million for the three months ended September 30, 2000, an increase of $7.0 million, or 6.5%. The increase in sales was attributable primarily to a 79.9%, or $14.7 million, increase in the Company's gross new product category sales offset by a 13.9%, or $11.0 million, decline in gross sunglass sales. Gross sunglass sales were $67.9 million for the third quarter of 2001 compared to $78.9 million for the third quarter of 2000. The Minutes, Twenties, Wires and X-Metal line continued to be the Company's strongest sellers. The decrease in sunglass sales was in line with the Company's expectations, which were lowered in early August 2001 to reflect a significant reduction in orders from the Company's previous largest customer, Sunglass Hut, after Luxottica Group, SpA acquired the retail chain in April 2001. As more fully discussed under "Recent Developments" below, substantial changes have occurred in the Company's relationship with Sunglass Hut. These changes are expected to have an adverse effect on the Company's sunglass sales and net income for the foreseeable future. The Company has begun to implement new distribution strategies as a result of the actions taken by Luxottica but cannot determine when, or to what extent, such strategies can be expected to be successful in restoring its sunglass sales and net income to previous levels. Sunglass unit volumes declined by 25.0% in the quarter primarily due to the decrease in sales to Sunglass Hut as well as the negative effects from the September terrorist tragedies which slowed consumer spending at the end of the quarter. Sunglass average selling prices increased 14.9% during the three months ended September 30, 2001 due to the introduction of several high-end new sunglasses such as the Scar and X-Metal Penny and a price increase implemented July 1, 2001 on most of the Company's sunglass products sold in North America. Sales from the Company's new product categories, representing footwear, apparel, watches and prescription eyewear, continued to grow with gross sales increasing $14.7 million, to $33.2 million for the three months ended September 30, 2001 from $18.5 million for the three months ended September 30, 2000. These new product categories account for 28.2% of the Company's overall gross revenue compared to 16.5% for the quarter ended September 30, 2000. Several factors, including increased product line offerings and increased distribution, have contributed to the new product categories growth. Strong goggle sales also contributed to the increase in net sales, increasing 33.3%, or $2.8 million, over the third quarter of 2000.

    The Company's U.S. net sales decreased 6.2% to $51.6 million in the third quarter of 2001 from $55.0 million in the third quarter of 2000, primarily as a result of a 97.5% decline in net sales to Sunglass Hut, offset by a 30.6% increase in net sales to the Company's broad specialty store account base and its direct sales. The Company's international net sales increased 19.8%, or $10.3 million, to $62.4 million during the third quarter of 2001 from $52.1 million during the third quarter of 2000. This increase was driven by continued strength in almost all regions of the world in which the Company sells its products, with the strongest growth in Latin America, Japan, and Europe. In Australia, sales were down significantly compared to the prior year due to increased sales in the prior year period attributable to the 2000 Olympics held in Sydney, Australia. Another factor contributing to the decline in Australia sales is a decline in sales to Sunglass Hut. Sales from the Company's direct international offices represented 84.6% of total international sales for the three months ended September 30, 2001, compared to 82.9% for the comparable 2000 period.

Gross profit

    Gross profit increased to $66.8 million, or 58.6% of net sales, for the three months ended September 30, 2001 from $65.1 million, or 60.8% of net sales, for the three months ended September 30, 2000, an increase of $1.7 million, or 2.6%. The decrease in gross profit as a percentage of net sales is attributable primarily to the negative impact on gross margin resulting from the increased sales contribution of the new product categories, which generally carry lower gross margins than sunglasses, as well as higher sunglass costs per unit and the underabsorption of overhead costs associated with reduced sunglass production. These negative factors were partially offset by foreign exchange gains experienced in the quarter ended September 30, 2001.

Operating expenses

    Operating expenses increased to $45.6 million for the three months ended September 30, 2001 from $37.5 million for the three months ended September 30, 2000, an increase of $8.1 million, or 21.6%. As a percentage of net sales, operating expenses were 40.0% of net sales for the three months ended September 30, 2001 compared to 35.1% of net sales for the comparable prior year period, as the sudden loss of business with Sunglass Hut resulted in negative operating leverage. Research and development expenses increased $0.6 million to $2.7 million, or 2.4% of net sales, for the three months ended September 30, 2001, from $2.1 million, or 2.0% of net sales, for the three months ended September 30, 2000, primarily as a result of expanded new product development efforts. Selling expenses increased $3.5 million to $27.3 million, or 23.9% of net sales, for the three months ended September 30, 2001, from $23.8 million, or 22.2% of net sales, for the three months ended September 30, 2000. The increase in selling expenses reflects increased advertising expenses as part of the Company's strategic effort to enhance brand awareness and drive demand, as well as increased sales management personnel necessary to achieve the high new category growth rates currently being experienced. Shipping and warehousing expenses increased to $4.6 million, or 4.0% of net sales, for the three months ended September 30, 2001 from $2.8 million, or 2.6% of net sales, for the three months ended September 30, 2000. This increase is principally due to increased footwear and apparel sales with higher average shipping costs, in addition to costs incurred for the Company's new U.S. apparel and footwear distribution center in Ontario, California and third party warehousing costs in Japan and Europe. General and administrative expenses increased $2.2 million to $11.1 million, or 9.7% of net sales, for the three months ended September 30, 2001, from $8.9 million, or 8.3% of net sales, for the three months ended September 30, 2000. This increase in general and administrative expenses was principally a result of greater personnel-related costs and other costs, including professional fees, necessary to manage the Company's growth.

Operating income

    The Company's operating income decreased 23.2% to $21.2 million for the three months ended September 30, 2001 from $27.6 million for the three months ended September 30, 2000, a decrease of $6.4 million. As a percentage of net sales, operating income decreased to 18.6% for the three months ended September 30, 2001 from 25.8% for the three months ended September 30, 2000, due to the reduced gross margin and increased operating expenses.

Interest expense, net

    The Company had net interest expense of $0.6 million for the three months ended September 30, 2001, as compared with net interest expense of $0.8 million for the three months ended September 30, 2000. The decrease in interest expense is due to lower borrowing rates on the Company's current line of credit.

Income taxes

    The Company recorded a provision for income taxes of $6.2 million for the three months ended September 30, 2001 compared to $9.4 million for the three months ended September 30, 2000. As a result of a one-time tax benefit associated with the Company's foreign operations, the Company's effective tax rate for the quarter ended September 30, 2001 was 30%, compared to 35% for the quarter ended September 30, 2000. The Company expects the 30% tax rate to continue for the full year 2001. For 2002, the Company currently expects its effective tax rate to return to 35%.

Net income

    The Company's net income decreased to $14.4 million for the three months ended September 30, 2001 from $17.4 million for the three months ended September 30, 2001, a decrease of $3.0 million, or 17.2%.

Nine Months Ended September 30, 2001 and 2000

Net sales

    Net sales increased to $339.0 million for the nine months ended September 30, 2001 from $270.1 million for the nine months ended September 30, 2000, an increase of $68.9 million, or 25.5%. The increase in net sales was primarily attributable to a 115%, or $41.2 million, increase in the Company's gross new product category sales in addition to an 11.0%, or $24.2 million, increase in gross sunglass sales. Gross sunglass sales were $244.5 million for the nine months ended September 30, 2001 compared to $220.3 million for the nine months ended September 30, 2000. Sunglass unit volume increased 0.4% while the average sunglass selling price increased 10.5%. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's Wires products (including the Square Wire, C Wire, A Wire and new E Wire 2.1), Minutes, X-Metal line, and Twenties offsetting declines in sales of more mature products. New sunglass products introduced in 2001, including the Scar and X-Metal Penny, in addition to sales of the Company's polarized styles, also contributed to the increase in gross sales for the nine months ended September 30, 2001. Sales from the Company's new product categories, representing footwear, apparel, watches and prescription eyewear, continued to grow with gross sales increasing 115%, or $41.2 million, to $77.0 million for the nine months ended September 30, 2001 from $35.8 million for the nine months ended September 30, 2000. Several factors, including increased product line offerings and increased distribution, have contributed to the new product categories growth.

    The Company's U.S. net sales increased 13.3% to $169.2 million in the nine months of 2001 from $149.3 million in the nine months of 2000, primarily as a result of a 30.9% increase in net sales to the Company's broad specialty store account base and its direct sales. Sales to Sunglass Hut, the Company's largest U.S. customer, decreased 23.4% to $37.0 million for the nine months ended September 30, 2001 from $48.3 million for the nine months ended September 30, 2000. This decrease in sunglass sales was in line with the Company's expectations, which were lowered in early August 2001 to reflect a significant reduction in orders from the Company's previous largest customer, Sunglass Hut, after Luxottica Group, SpA acquired the retail chain in April 2001. As more fully discussed under "Recent Developments" below, substantial changes have occurred in the Company's relationship with Sunglass Hut. The Company's international net sales increased 40.5%, or $49.0 million, to $169.9 million during the first nine months of 2001 from $120.9 million during the first nine months of 2000. This increase was driven by continued strength in almost all regions of the world in which the Company sells its products, with the strongest growth in Latin America, Asia, Japan, Canada and Europe. Sales from the Company's direct international offices represented 81.3% of total international sales for the nine months ended September 30, 2001, compared to 83.0% for the comparable 2000 period.

Gross profit

    Gross profit increased to $205.4 million, or 60.6% of net sales, for the nine months ended September 30, 2001 from $171.0 million, or 63.3% of net sales, for the nine months ended September 30, 2000, an increase of $34.4 million, or 20.1%. The decrease in gross profit as a percentage of net sales is attributable primarily to the negative impact on gross margin resulting from the increased sales contribution of the new product categories, which generally carry lower gross margins than sunglasses. Additionally, increased utilities cost and a lower material yield related to the Company's multi-layered, iridium lenses contributed to an increase in sunglass costs per unit.

Operating expenses

    Operating expenses increased to $135.6 million for the nine months ended September 30, 2001 from $105.2 million for the nine months ended September 30, 2000, an increase of $30.4 million, or 28.9%. As a percentage of net sales, operating expenses increased to 40.0% of net sales for the nine months ended September 30, 2001 compared to 38.9% of net sales for the comparable period, as the sudden loss of business with Sunglass Hut resulted in significant negative operating leverage in the third quarter. Research and development expenses increased $2.2 million to $8.1 million, or 2.4% of net sales, for the nine months ended September 30, 2001, from $5.9 million, or 2.2% of net sales, for the nine months ended September 30, 2000, primarily as a result of expanded new product development efforts. Selling expenses increased $16.5 million to $82.3 million, or 24.3% of net sales, for the nine months ended September 30, 2001, from $65.8 million, or 24.4% of net sales, for the nine months ended September 30, 2000, primarily as a result of higher advertising expenditures as part of the Company's strategic effort to enhance brand awareness and drive demand, additional sales management personnel necessary to achieve the high new category growth rates, increased sales commissions attributable to increased sales, sales promotion and professional fees related to the Company's intellectual property protection efforts. Shipping and warehousing expenses increased to $13.2 million, or 3.9% of net sales, for the nine months ended September 30, 2001 from $6.8 million, or 2.5% of net sales, for the nine months ended September 30, 2000. This increase is principally due to increased footwear and apparel sales with higher average shipping costs including the costs for the Company's new U.S. apparel and footwear distribution center in Ontario, California, which began shipping in early 2001, and third party warehousing costs in Japan and Europe. General and administrative expenses increased $5.2 million to $31.9 million, or 9.4% of net sales, for the nine months ended September 30, 2001, from $26.7 million, or 9.9% of net sales, for the nine months ended September 30, 2000. This increase in general and administrative expenses was principally a result of greater personnel-related costs and other costs necessary to manage the Company's growth.

Operating income

    The Company's operating income increased 6.1% to $69.8 million for the nine months ended September 30, 2001 from $65.8 million for the nine months ended September 30, 2000, an increase of $4.0 million. As a percentage of net sales, operating income decreased to 20.6% for the nine months ended September 30, 2001 from 24.3%, for the nine months ended September 30, 2000, due to the reduced gross margin, and higher operating expenses.

Interest expense, net

    The Company had net interest expense of $2.5 million for the nine months ended September 30, 2001, as compared with net interest expense of $2.1 million for the nine months ended September 30, 2000. The increase in interest expense is due to greater balances on the Company's line of credit which was used to finance the Company's growth and the Company's share repurchase program in late 2000 and early 2001, offset by lower interest rates experienced in the third quarter.

Income taxes

    The Company recorded a provision for income taxes of $20.2 million for the nine months ended September 30, 2001 compared to $22.3 million for the nine months ended September 30, 2000. As a result of a one-time tax benefit associated with the Company's foreign operations, the Company's effective tax rate for the nine months ended September 30, 2001 was 30%, compared to 35% for the nine months ended September 30, 2000. The Company expects the 30% tax rate to continue for the full year 2001.

Net income

    The Company's net income increased to $47.1 million for the nine months ended September 30, 2001 from $41.4 million for the nine months ended September 30, 2001, an increase of $5.7 million, or 13.8%.

Recent Developments

    On August 2, 2001, the Company announced that it had reduced its sales and earnings guidance for the remainder of 2001 due to a significant change at the end of July in the order pattern of Sunglass Hut. Communication from Luxottica at that time indicated its intent to reduce purchases of the Company's products below the level previously understood by the Company, favoring instead the sale of Luxottica's own sunglass brands in the Sunglass Hut stores. The Company also learned that Luxottica did not intend to carry any of the Company's 2001 new sunglass introductions in the Sunglass Hut stores in any meaningful quantities. Since this announcement, the Company has launched several strategic distribution initiatives designed to strengthen its presence at retail and make a broad assortment of the Company's product categories more accessible to consumers. These initiatives include expanded relationships with key regional and national accounts and greater development of the Company's own retail concept, including sunglass specialty locations recently acquired through the purchase of Iacon, Inc. The Company cannot determine when, or to what extent, such strategies can be expected to be successful in restoring its sunglass sales and net income to previous levels.

Liquidity and Capital Resources

    The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $18.0 million for the nine months ended September 30, 2001, compared to $22.5 million for the comparable period in 2000. At September 30, 2001, working capital was $113.1 million compared to $90.1 million at September 30, 2000. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances increased to $81.2 million at September 30, 2001 compared to $65.0 million at December 31, 2000 and $58.7 million at September 30, 2000. Accounts receivable days outstanding at September 30, 2001 increased to 64 compared to 63 at December 31, 2000 and 49 at September 30, 2001 due to increased international sales and new product category content which both carry longer average terms. Other factors contributing to the receivables increase were approximately $3.0 million of overdue receivables from Sunglass Hut and the tragic events of September 11 which created logistic and economic issues for the Company's customers and contributed to slower cash collections.

    Inventory balances increased to $85.1 million at September 30, 2001, compared to $62.0 million at December 31, 2000 and $63.4 million at September 30, 2000. Inventory turns, based on trailing twelve-month cost of sales and average inventory balances, decreased to 2.3 at September 30, 2001 compared to 2.9 at December 31, 2000 and 2.4 at September 30, 2000. Factors contributing to the increased inventories include rapid international growth including the establishment of a third party warehouse for the Company's Japanese operations and new category expansion which requires increased inventory levels. Additionally, the average cost per unit of the Company's sunglass inventory has increased as the result of strong demand for the Company's higher priced products such as X-Metal, Wire and polarized products, and the higher cost of popular multi-layered lens, such as Fire, Ice, Emerald and 24K. In addition, sunglass inventories are higher than the prior year due to the sudden reduction in business with Sunglass Hut.

    In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (4.58% at September 30, 2001) or the bank's prime lending rate minus 0.25% (5.75% at September 30, 2001). At September 30, 2001, the Company had an outstanding balance of $27.0 million under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios in such agreement. At September 30, 2001, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $16.5 million, of which $10.6 million was outstanding at September 30, 2001. In the aggregate, at September 30, 2001, $37.6 million was outstanding under these credit facilities. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (5.00% at September 30, 2001). In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the loan at 6.31%. At September 30, 2001, the outstanding balance on the term loan was $16.7 million. The term loan is due in September 2007. The Company has recently begun to seek additional long-term financing to be utilized by the Company in connection with the initiatives described above in "Recent Developments" and for other purposes.

    Capital expenditures, net of retirements, for the nine months ended September 30, 2001 were $34.1 million, and included equipment and fixtures for the new apparel and footwear distribution center, expanded X-Metal capacity, expanded in-house capacity for prescription lenses, new product tooling, computers and related expenditures, product displays and facility improvements to accommodate employee growth and expenditures for the Company's retail operations. As of September 30, 2001, the Company had commitments of approximately $2.4 million for future capital purchases.

    During December 2000, the Company's Board of Directors authorized another repurchase program by the Company of up to $20 million of the Company's common stock from time to time as market conditions warrant. As of September 30, 2001, the Company had repurchased under this program 1,078,000 shares for approximately $15.6 million, at an average price of $14.46. Approximately $4.4 million remains available under the current authorization with total common shares outstanding of 68,803,000 as of September 30, 2001.

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

Backlog

    Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its pre-booked product categories. At September 30, 2001, the Company had a backlog of $40.1 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $5.9 million, compared to a backlog of $35.7 million, including backorders of $14.6 million, at September 30, 2000.

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

Forward-Looking Statements

    This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners to increase production volumes in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut, which has recently been acquired by a major competitor and, accordingly, has sought to alter its relationship with the Company and could further alter or terminate such relationship; the Company's ability to expand distribution channels and its own retail operations in a timely manner; the capacity of distribution channels other than the sunglass specialty channel to recover sales lost by changes in the Company's relationship with Sunglass Hut; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions which could reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, which could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, which could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the effect of the California power crisis on the Company's operations including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2000 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

    The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

    Foreign currency—The Company has direct operations throughout Europe and in Japan, Canada, Mexico, South Africa, Australia and New Zealand which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

    The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at September 30, 2001.

    On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at September 30, 2001:

	September 30, 2001
Forward Contracts:	U.S. Dollar Equivalent	Maturity	Fair Value
British pounds	$5,644,397	Oct. 2001—May 2002	$7,207,373
Mexican pesos	263,019	Dec. 2001	234,951
African rand	487,321	Dec. 2001	549,000
Canadian dollars	2,090,857	Dec. 2001	2,254,098
Japanese yen	15,128,719	Dec. 2001—Dec. 2002	15,780,513
French francs	22,214,144	Oct. 2001—Jun. 2002	21,963,742
European euros	16,703,904	Jul. 2002—Dec. 2002	16,703,904
Australian dollars	5,834,096	Oct. 2001—Dec. 2001	6,365,080

	$68,366,457		$71,058,661

    The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 2001, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

    The Company sells direct and through its subsidiaries to various customers in the European Union which adopted the Euro as a legal currency effective January 1, 1999. The Euro is expected to begin circulation after a three-year transition period on January 1, 2002. The Company has upgraded certain of its information systems to enhance its capability to process transactions and keep records in Euros. Additionally, the Company continues to analyze whether the conversion to the Euro will materially affect any of its business operations or information systems. While the Company is uncertain as to the ultimate impact of the conversion, the Company does not expect costs in connection with the Euro conversion to have a material adverse effect on the Company.

    Interest Rates—The Company has various lines of credit with outstanding balances totaling $37.6 million at September 30, 2001. The Company's principal line of credit, with $27.0 million outstanding at September 30, 2001, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 6.2% on the principal line of credit during the nine months ended September 30, 2001, if interest rates on the principal line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's principal line of credit, net income would be reduced by approximately $4,000 per year.

    The Company's long-term debt, with a balance of $16.7 million outstanding at September 30, 2001, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt.

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

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security-Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    The following exhibits are included herein:

3.1 (1)	Articles of Incorporation of the Company
3.2 (3)	Amended and Restated Bylaws of the Company
3.3 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
3.4 (3)	Amendment No. 1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and Restated (3) Bylaws of Oakley, Inc.

(1)
Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

    The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.
November 13, 2001	/s/ JIM JANNARD Jim Jannard Chief Executive Officer
November 13, 2001	/s/ THOMAS GEORGE Thomas George Chief Financial Officer

QuickLinks

Oakley, Inc. Index to Form 10-Q
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Oakley, Inc. Notes to Consolidated Financial Statements
SIGNATURES