Form 10-K405
period 2001-12-31
OAKLEY INC
filed 2002-04-01
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business March 22, 2002 $484,813,729.

Number of shares of common stock, $.01 par value, outstanding as of the close of business on March 22, 2002: 68,850,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the registrant's 2002 Annual Shareholders Meeting are incorporated by reference into Part III herein.

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

Part I

Business

General

        Oakley, Inc. (referenced here as the "Company" or "Oakley") is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation that commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Approximately 600 legal patents and 800 trademarks worldwide protect the Company's designs and innovations.

Forward-Looking Statements

        When used in this document, the words "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "predicts," "will" or the negative thereof and similar expressions are intended to identify, in certain circumstances, forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners to increase production volumes in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut, which has recently been acquired by a major competitor and, accordingly, has sought to alter its relationship with the Company and could further alter or terminate such relationship; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions which could reduce demand for products sold by the Company and which could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, which could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, which could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the effect of the California power crisis on the Company's operations including temporary blackouts at the Company's facilities; and foreign currency exchange rate fluctuations. The uncertainty associated with all these factors, and any change in such factors from the Company's expectations could result in cost increases, delays, or cancellations of new products, and may also cause actual results to differ materially from those projected. Because of these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements.

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

        The Company's products undergo extensive testing throughout development. The American National Standards Institute (ANSI) and the American Society for Testing and Materials (ASTM) have established specific testing criteria for eyewear. These tests analyze product safety and provide quantitative measure of optical quality, UV protection, light transmission and impact resistance.     In addition, the Company performs a broad range of eyewear coatings durability testing and mechanical integrity testing that includes extremes of UV, heat, condensation and humidity. With strict guidelines from the ASTM and other industry authorities, Oakley footwear and apparel are tested to ensure quality, performance and durability that meet or exceed these standards.

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

        Oakley's patented XYZ Optics® represents a major breakthrough in lens technology. Precise geometric orientation provides optical correction on three axes, not just two. The resulting lens allows light to be received over essentially the full angular range of vision while minimizing distortion caused by disparate refraction along that range—an advance that increases clarity for all angles of view. This allows for wrapped, raked-back lens configurations that enhance peripheral vision and protection against sun, wind and side impact.

        High-performance sports application eyewear featuring Oakley's patented POLARIC ELLIPSOID™ lens geometry (M Frame®, Pro M Frame® and Zeros®) have demonstrated superior optical clarity when compared to similar products of principal competitors. Developed specifically for toroidal lenses (which use different measurements for top-to-bottom vs. side-to-side curvature), this proprietary geometry allows the Company to produce single-lens sports shields that provide enhanced coverage and protection while reducing distortion at all angles of vision.

        Plutonite® lens material and Iridium® lens coatings are among the Company's most prominent advances in eyewear. Plutonite® is a proprietary material used to produce lenses of exceptional optical clarity. The material inherently blocks 100% of all UVA, UVB, UVC and harmful blue light. Rendered as lenses of extremely high durability and low weight, it offers superior impact protection when matched with the Company's eyewear frames. Iridium® is a metallic oxide that improves contrast and thereby enhances perception of detail. A full spectrum of available Iridium® lens coatings allows the wearer to tune transmission for any given light condition. The coating has become very popular for eyewear used in demanding sports such as skiing and cycling, and in high altitude use.

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

        The Company continues to raise the bar of performance with innovative engineering in frame design. A proprietary three-point fit serves to retain optical alignment while eliminating the discomfort of ordinary frames that mount with unbalanced pressure points. The Wire® frames are rendered from C-5—a durable, lightweight alloy of five metallic compounds. O Matter® frames are composed of a lightweight synthetic that retains durability while allowing critical flex. As the only 3-D sculptured, hypoallergenic, all-metal frames on earth, X Metal® is a family of eyewear named for a proprietary metal blend that exhibits an extraordinary strength-to-weight ratio. X Metal® frames are produced with a unique metallurgical process and are designed to utilize breakthroughs in architectural mechanics that allow the customer to tailor the fit. The Switch™ frames, introduced in late 2001, are believed to be the world's first optical frames designed to incorporate ultra-lightweight magnesium metal within a ceramic mantle.

        The Company has applied proprietary prescription lens technology to all but a few of its frame models. Oakley Rx is an adaptive geometry that utilizes computer modeling to reconfigure the optics of corrective lenses, shaping them to the wrapped curvature of the Company's sunglass frames. Critical focus is extended to the periphery, producing the widest possible field of clarity for prescription eyewear in non-ophthalmic specific frames. Custom grinding and specialized equipment for edging give Oakley proprietary control of this precision lens tailoring. The Company's prescription lenses can be ordered to fit any brand of ophthalmic frame, regardless of model or manufacturer. There are 15 options that include Iridium® lens coatings, polarization and clear lenses with an anti-reflective coating which offer customers added incentive to select Oakley Rx prescription lenses.

        The Company released its first line of ophthalmic-specific frames in March 2001 and currently offers ophthalmic-specific eyewear made of X-Metal®, C-5 and O Matter®.Each rendering is tuned with geometries that maintain critical focus for the widest possible range of ophthalmic correction. The frames take advantage of numerous technical and aesthetic advances created for the Company's non-prescription frames, including lightweight metals for high durability and maximized comfort, Unobtainium® components that increase grip with perspiration, and Oakley's proprietary three-point fit.

Eyewear Products

        Several new eyewear products were introduced during the year 2001. Penny™, the latest X-Metal® invention, features the fitted comfort of a spring-hinge mechanism. Scar™, the latest addition to the Jackets® family, combines injection-molded X Metal® with lightweight O Matter®. Switch™is the Company's first introduction of sculptured eyewear made from magnesium. The Company also released two additional styles of Wires™and two new O Matter®styles.

        In May 2001, the Company introduced the E Wire® 2.1into the Wire® family. Enhanced with dimensional bridge architecture that is held comfortably in place by the stable tension of a spring-hinge mechanism, this sculptured piece is fitted with refined earstems on retooled hinges. Another addition to the Wire® family in 2001 was the Why 3™, a rimless piece of eyewear featuring three optional lens shapes. Using X Metal® to retain its precision optics in a comfortable three-point fit, the earstems carry soft Unobtanium® earsocks that increase grip with perspiration.

        New O Matter® additions to the Frogskins® family in 2001 include the Oakley Four S™, a smaller version of the Oakley Four® that uses four-base curvature to shape the lenses in a distinctive plane in front of the eyes. Augmented with true metal icons, the new frame features a sculptural hinge design. Also new to the Frogskins® family are the Fives®2.0. Designed with condensed cranial geometry, this new line brings the technologies of UV and impact protection to smaller faces.

The Company's eyewear products as of December 31, 2001 are listed below:

Frogskins®	Date Introduced	U.S. Suggested Retail Price

Frogskins®	April 1985 (updated December 1996)	$65-125
Twenty-XX™	March 2000	$100-160
Oakley Four®	November 2000	$75-85
Four S™	April 2001	$75-90
Fives® 2.0	November 2001	$65-125
Jackets™	Date Introduced	U.S. Suggested Retail Price

Minute®	May 1998	$85-155
Eye Jacket®	Late 1994 (updated August 1999)	$85-155
Eye Jacket® 2.0	July 2000	$105-190
Racing Jacket®	January 1998	$130
Straight Jacket®	May 1996 (updated November 1999)	$90-195
Water Jacket™	July 2000	$190
Scar™	June 2001	$150-175
M Frame®	Date Introduced	U.S. Suggested Retail Price

M Frame®	March 1990 (updated May 1999)	]$105-180
Pro M Frame®	November 1996	$105-200
Zeros®	Date Introduced	U.S. Suggested Retail Price

Zeros®	Late 1993 (updated May 1999)	$90-130
OO®	Date Introduced	U.S. Suggested Retail Price

OO®	June 1999	$175-195
OO® Square	June 1999	$195
OO•A®	April 2000	$195
OO•E®	April 2000	$195
Wire™	Date Introduced	U.S. Suggested Retail Price

E Wire® 2.0	May 2000	$140
E Wire® 2.1	May 2001	$155-200
T Wire®	August 1994 (updated May 2000)	$225
Square Wire® 2.0	May 2000	$140-200
A Wire®	May 1998 (updated May 2000)	$140-195
C Wire™	April 2000	$155-200
Why 3™	March 2001	$265-275
X Metal®	Date Introduced	U.S. Suggested Retail Price

Romeo®	February 1997	$275
Mars®	March 1998	$275-315
Juliet®	February 1999	$275-335
XX™	December 1999	$275-325
Penny™	June 2001	$290
OVERTHETOP™	Date Introduced	U.S. Suggested Retail Price

OVERTHETOP™	November 2000	$180-185

Goggle Technology and Products

        The culmination of more than 20 years in the goggle business has resulted in what the Company believes to be the world's most optically correct goggles for motocross, mountain bike, snow and water recreation. Available in a number of styles, the Company's goggles include features such as scratch-resistant Lexan® lenses, conical frames and multi-layered face foams. Updated in 2000, the Company's MX O Frame® continues to improve upon its championship legacy in motocross. The A Frame® is the world's first optically correct dual-lens snow goggle and is engineered to optimize protection, as well as the clarity and range of peripheral and downward vision. A triple layer of face foam insulates and cushions the contact surface for the ultimate in thermal shielding and comfort.

Goggles	Date Introduced	U.S. Suggested Retail Price
Motocross	1980 (updated March 2000)	$35-60
Snow	1983	$30-120
H20	1990	$37-65

Face Shields

        In June 1997, Oakley acquired One Xcel, Inc., a company that designs, markets and distributes what the Company believes to be the only optically correct protective face shield available for use with hockey and football helmets. In 2001, the Company discontinued the One Xcel brand name for football shields and began marketing those products under the Oakley name. The Company intends to transition its hockey shield products to the Oakley name in 2002. Oakley continues to maintain a licensing relationship with the National Hockey League (NHL) for this product line.

Footwear Technology

        With continued advancement in the design and manufacture of footwear, the Company is utilizing proprietary Net Shape™ technology to create shoes with superior fit throughout the full range of motion. Instead of creating parts separately and forcing their consolidation, true unibody construction is achieved with CAD/CAM engineering, allowing components to form an integrated system. A design change in any part of the shoe is seamlessly integrated into other components, and finalized data is passed directly to production equipment. This translates to improved functionality and comfort, as well as enhanced durability by preventing weaknesses that could result from misaligned or mismatched components.

        Additional innovations in design and manufacture result in superior performance, comfort and durability in the Company's footwear offerings. Premium materials and proprietary structural designs are used to achieve cushioning properties that exceed industry standards. Usage life is maximized by minimal compression set, which allows components to resist permanent deformation. Comprehensive moisture control systems are matched with structural designs and materials that offer high levels of vapor transport to help alleviate the buildup of perspiration. Raised outsole designs enhance lateral protection and encapsulate midsoles rather than leaving them exposed. Engineered for specific performance applications, an array of shoe lasts allows the Company to tune performance in each footwear line.

Footwear Products

        The first model of the Company's footwear was introduced in June 1998. With the goal of reinventing the concept of performance footwear, the Company utilized materials that had never before been applied in the industry. Vulcanized rubber was discarded for a unique synthetic, a composite of Kevlar®and Oakley Unobtainium® that parallels the traction technology of racing tires. A breathable lattice of high-tenacity O Matter® was interwoven with Kevlar® for the shoe upper, and breakthroughs such as three-point triangulated sole geometry and independent torsion response were added to enhance performance.

Kevlar® is a registered trademark of DuPont.

        Fourteen new footwear styles were released in the year 2001. They include Shoe 2.1, Smoke™ and Big Smoke™, Chop Saw™, Chain Saw™, Flesh Net, Arrowhead™, Bob™ and Bobbie™, Bottlecap™ Flesh, Overdrive™ and Crank™.

        Shoe 2.1 features embossed detailing and a sculptural metal icon to add new dimension to the original ShoeTwo™. The durable design raises the outsole and attaches it directly to the shoe upper. This protects the midsole with a vulcanized membrane while expanding surface area for traction.

        Smoke™ and Big Smoke™ are designed for use in and around water and feature a breathable composite, formulated for rapid drying. Advanced synthetics provide a stable fit and pad the sole with the comfort of shock absorption. Contours match human anatomy, not the flat profile of conventional designs.

        Chop Saw™ features the wrapped and raked contouring of Oakley eyewear technology to achieve a tread that maintains traction at any angle of camber. A unique torsion arch frees motion for fast flex. The monolithic eyelet system balances load distribution across the lightweight, chambered sidewalls. Breathable mesh is supported and shielded by natural leather, finished with a true metal icon.

        Chain Saw™ features a durable vulcanized membrane that is raised at the side chambers for low weight, and shaped to maximize traction at any camber. The molded heel cup minimizes slippage while meshed zones allow the foot to breathe. Cast from molten metal, the icon is set in an embossed ellipse of natural leather.

        Flesh Net features a dual mantle of high-tenacity fiber that creates a Double Helix™ mesh for the ultimate in cooling airflow. The dimensional interlock conforms to the foot, maintaining flexibility and support while minimizing weight. It is lined with soft, pliable Aeroprene and mounted on a sole of true urethane with the performance of Traction Pod™technology.

        Arrowhead™ adds slip-on comfort to the stable base of Shoe 2.1, a shock-absorbing sole that absorbs the pounding of hard surfaces.

        Bob™ and Bobbie™ feature premium leather that is shaped into fluid dimensional contours with Aeroprene lining to maintain breathability. Flexible sidewalls and an anti-slip insole control the fit of this open-back design. The stable platform features a relaxed metatarsal spread for improved balance and a raised outsole for durability and abrasion resistance.

        Bottlecap™ Flesh is a new addition to the Flesh family and improves on Traction Pod™ technology with a unique water channeling geometry for the ultimate in wet/dry traction. The low-mass design provides orthotic support for a natural gait with proper muscle and bone alignment, reducing fatigue and improving performance. Breathable Aeroprene releases excess heat to maintain comfort.

        Overdrive™ Laceless, Overdrive™ Lowand Overdrive™ Mid represent the Company's first sport-specific footwear products, designed for the golf market. The styles feature supple leather that is braced with a textile saddle and is strategically vented with screened ports for breathable comfort. The instep and heel geometry stabilize the foot as it rides on a bed of shock-absorbing urethane.

        Crank™ features top grain leather for durability and true urethane for impact absorption, shock dissipation and energy return. Then it is finished with moisture, breathable padding and a solid metal icon.

        The Company's footwear products as of December 31, 2001 are listed below:

Footwear	Date Introduced	U.S. Suggested Retail Price
ShoeThree™	November 1999	$99
Flesh	June 2000	$75
Flesh Sandal	June 2000	$80
Nail™	June 2000	$80-120
Pit Boot	June 2000	$115
Pit Shoe	June 2000	$100
Flat-Top Nail™	October 2000	$80
Shoe 2.1	March 2001	$85
Smoke™	March 2001	$55
Big Smoke™	March 2001	$70
Chop Saw™	March 2001	$90
Chain Saw™	March 2001	$95
Flesh Net	June 2001	$75
Arrowhead™	June 2001	$75
Bob™	June 2001	$70
Bobbie™	June 2001	$70
Overdrive™	August 2001	$150-175
Bottlecap™ Flesh	October 2001	$85
Crank™	December 2001	$95

        Eleven new lines have been released for spring 2002 including four in a new sandal series to be known as Crater™. Additionally Bobbie™ will receive an updated line that will be known as Pickled Bobbie™. Nail™ Low and Nail™ Mid will receive an updated look and will be known as Nail™2.0 Low and Nail™ 2.0 Mid. Three new models will be introduced under the new Teeth™ line and Smoke™Ring will be added to the Smoke™ family.

Wristwatch Technology

        The Company's premier wristwatch line features World Movement®, the culmination of advances in gearing, bearings and microcircuitry from around the globe. The products combine digital quartz accuracy with an intuitive analog design. They include a new Oakley invention, a precision flywheel mechanism called the O Engine® which operates an Inertial Generator®. With the means to convert motion into electricity, the Company has created a self-powering timepiece that never needs winding or batteries. Precision crafting is extended to the full-metal band, with unique positional geometry applied to each segment in order to enhance ergonomic flex.

        In September 2000, the Company introduced a line of watches to meet the training requirements of professional athletes featuring a proprietary software engine in a durable casing of aramid fiber. The D1® features three programmable alarms and a multi-mode countdown timer, plus a chronograph that stores 100 lap times and logs 50 separate runs. With reduced dimensions, D.5™, introduced in May 2001, features one alarm and a countdown timer while storing 90 lap times and logging 45 runs. Both wristwatches feature a dual-time-zone readout, backlit by electro-luminescence for easy reading in any light condition. The LCD displays are adjustable to 10 contrast levels. An anti-reflective crystal seals each case against the pressure of 100-meter water submergence.

        During the fourth quarter of 2001, the Company released three new watch styles called Crush™, Bullet™, and Torpedo™.

        Crush™ features a forged stainless steel monolithic casing that anchors a band of advanced Unobtainium™ for all-day comfort. The quartz-calibrated display is powered by a five-year battery and shielded with purified mineral glass, augmented with a nonreflective coating. The unique structural contours are part of a new design language from Oakley called 4-D, a process of CAD/CAM engineering that combines separate forms and materials into a singular geometry.

        Bullet™ features a unified geometry that is achieved by melding separate three-dimensional ideas into a singular form. The digital precision of Oakley 4-D starts with a true monolithic casing of injection-molded titanium. Seduced by the contours of the wearer's wrist, an internal frame structure supports a band of Unobtainium™ for perpetual comfort. The accuracy of a six-jewel design is crafted with high precision Swiss movement. Finishing refinements include a quartz-tuned analog display, shielded by sapphire.

        Torpedo™ features a monolithic casing of injection-molded stainless steel that is cradled by a band of advanced Unobtainium™. An internal frame structure surrenders to the curvature of human anatomy to maximize comfort and fit. The hardest crystal utilized in watchmaking, sapphire, forms an optically pure shield above the quartz-tuned analog display. High precision Swiss movement is engineered with the accuracy of a five-jewel design for authenticity in the art of timekeeping.

Wristwatch Products

        The sculptural metal casings of the Company's Time Bomb®, Icon™and Icon™ Small wristwatches are available in distinctive finishes: X Metal® titanium, ion-plated stainless and hand polished titanium. Limited editions are available also, including a Time Bomb® version rendered fully in 18-karat gold. The Company's digital sports watches are available in an assortment of hues. The three latest introductions, Crush™, Torpedo™and Bullet™, are available with a variety of dial face colors.

        The Company's timepiece products as of December 31, 2001 are listed below:

Watch	Date Introduced	U.S. Suggested Retail Price
Time Bomb®	December 1998	$1300-1500
Icon ®	November 1999	$1300
Icon® Small	November 1999	$1200
D1®	September 2000	$180
D.5™	May 2001	$160
Crush™	October 2001	$250
Bullet™	October 2001	$750
Torpedo™	November 2001	$475

Apparel and Accessory Technology

        Addressing the apparel needs of men and women, the Company has invested in a world-class lab that allows 100% in-house testing, research and development of garment products. Digital technologies allow the Company to design and create in three dimensions. All pieces are engineered to fit the body as contoured spatial forms, not flat cutouts, so articulation and fit can be optimized. The Company utilizes core technologies to build technical apparel for professional competition, and thereby achieve crossover into technical lifestyle. Innovations that enhance product durability, performance and comfort for professional athletes are transcended to the general public.

        Engineered to provide superior climate resistance and unparalleled comfort, the Company's apparel achieves full performance benefits without added bulk or excess weight. Articulation provides ergonomic flexibility while triple-needle stitching and thermal seam seal taping maintain rugged durability. Textiles are enhanced with performance features that may include shielding from ultraviolet light, stretch resistance to maintain resilience, and fast-drying properties and water-wicking capabilities for comprehensive moisture control.

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

        Additional enhancements maximize performance in the Company's apparel offerings. To maintain comfort, adjustable venting is engineered into specific anatomical zones that are prone to heat buildup. The rapid dissipation of heat and moisture is augmented by performance textiles that maintain the breathability of vapor transport. When weather conditions change, the adaptable architecture of the Company's apparel allows instant acclimation. For improved protection against abrasion and impact, dimensional panels of Bio Foamare used to shield critical areas. These multi-density structures absorb and dissipate the force of impact.

        Innovations recently integrated into select items of the Company's apparel line include adaptable insulation and textiles with laminated membranes for waterproof protection that maintains the breathability of direct venting. Adaptable insulation is achieved by fusing layers of lightweight, flexible fabric to create interior chambers that can be filled via inflation valves. This creates a fully adjustable thermal barrier without relying on the excess weight and bulk of traditional insulation. In membrane technology, fabrics are laminated to expanded polytetrafluoroethylene to create barriers against environmental water while allowing interior moisture to escape in vapor form. For optimal comfort, hydrophobic properties prevent absorption of excess moisture within the textiles. The membrane technology is exceptionally beneficial during highly aerobic activities that demand superior levels of weather protection.

Apparel and Accessory Products

        The Company released 186 apparel styles during 2001. Spring apparel releases for 2001 included 75 new styles, of which 12% were sports-specific.

        Fall apparel releases for 2001 featured an increased range of offerings in both technical apparel and lifestyle apparel. Twenty-two styles of men's technical outerwear and 12 styles of women's technical outerwear were introduced. Golf was supported with nine styles, the mountain bike category included four styles, and 64 styles were offered in the lifestyle segment of the product line.

Manufacturing

        The Company's headquarters and principal manufacturing facility is located in Foothill Ranch, Orange County, California, where it assembles and produces most of its eyewear products. The Company uses state of the art manufacturing practices, such as cellular eyewear production, that allows for quick response to customer demand. The Company owns, operates and maintains most of the equipment used in manufacturing its eyewear products. In-house production can contribute significantly to gross profit margins and offers protection against piracy. It further enables the Company to produce products in accordance with its strict quality-control standards. Components and processes that are unlikely to add significant value are contracted to outside vendors. The Company utilizes third party manufacturing to produce its internally designed footwear and apparel.

        Much of the equipment used in the manufacture of Oakley products has been specially designed and adapted for the processes used by the Company. By manufacturing its own products, the Company has the opportunity to experiment with new materials and technologies which can lead to important discoveries, such as its patented Iridium® coating technology (which the Company believes is one of the most sophisticated coating processes in the industry). Proprietary manufacturing equipment and methodologies are protected by special security measures employed at the Company's manufacturing facilities.

        The Company has a second manufacturing facility with 113 employees located in Dayton, Nevada, where it produces all of its eyewear products made of X-Metal®.

        In January 2001, the Company began surfacing prescription lenses at the Foothill Ranch, California facility with a prescription lens lab designed to achieve quick turnarounds, better quality control, and higher optical standards.

        The Company has built strong relationships with its major suppliers. With most suppliers, it maintains agreements that prohibit disclosure of any of the Company's proprietary information or technology to third parties. Although the Company relies on outside suppliers for the specific molded components of its glasses and goggles, the Company retains substantial ownership of all molds used in the production of the components. The Company believes that most components can be obtained from one or more alternative sources within a relatively short period of time. In addition, to further mitigate risk, the Company has developed an in-house injection molding capability for sunglass frames.

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

        In March 1997, the Company entered into a reciprocal exclusive dealing agreement with Gentex, its lens blank supplier, under which Oakley has the exclusive right to purchase, from such supplier, decentered sunglass lenses and a scratch-resistant coating developed for use with such lenses. In return, Oakley has agreed to purchase all of its decentered lens requirements, subject to certain exceptions, from such supplier. This agreement has been renewed and remains in force. The Company's business interruption insurance policy reimburses the Company for certain losses incurred by the Company, up to a maximum of $30 million, as a result of an interruption in the supply of raw materials, including uncoated lens blanks, resulting from direct physical loss or damage to a supplier's premises, subject to certain exceptions. However, there can be no assurance that such policy will be sufficient to compensate the Company for all losses resulting from an interruption in the supply of raw materials.

Distribution

        The Company sells Oakley eyewear in the United States through a carefully selected base of approximately 9,000 active accounts as of December 31, 2001, with approximately 13,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores. Unlike many of its competitors, the Company has elected not to sell its products through discount stores, drug stores or traditional mail-order companies.

        The Company's products are currently sold in over 70 countries outside the United States. In most of continental Europe, marketing and distribution are handled directly by the Company's Oakley Europe subsidiary, located near Paris, France, which is staffed by approximately 182 employees who perform sports marketing, advertising, telemarketing, shipping and accounting functions. Since 1995, the Company has been selling Oakley products to Mexico and Central America on a direct basis through its subsidiary Oakley Mexico. In 1996, the Company acquired its exclusive distributor in the United Kingdom ("Oakley UK") and established an office in South Africa ("Oakley Africa") and began selling to those markets on a direct basis in the fourth quarter of 1996. In May 1997, the Company began selling to Japan ("Oakley Japan") on a direct basis through its own operation. In April 1998, the Company acquired the Oakley division of its exclusive Canadian distributor, enabling the Company to market and sell its products on a direct basis in Canada. In November 1999, the Company acquired its exclusive Australian distributor to assume direct responsibility for distribution of Oakley products in that market and in New Zealand. In June 2000, the Company assumed direct responsibility for distribution of Oakley products in the Austrian market and opened a new office known as Oakley GmbH in Munich, Germany to serve the Germanic markets. In February 2002, the Company established an office in Brazil and expects to start shipping products to retailers there in the second quarter of 2002.

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

        The Company requires its retailers and distributors to agree not to resell or divert Oakley products through unauthorized channels of distribution. Products shipped from Oakley's headquarters are marked with a tracking code that allows the Company to determine the source of diverted products sold by unauthorized retailers or distributors. When Oakley products are found at undesirable locations or unauthorized retailers, the Company purchases samples and, using the tracking device, determines the source of the diversion. The Company then estimates the potential damage to the Company's retail franchise and image and may require that the offending account repurchase the diverted product. In certain instances, the Company may terminate the account. When an existing account has been terminated, the Company may repurchase its own products from the retailer to protect the Oakley image and the exclusivity enjoyed by the Company's retail account base. The Company employs similar anti-diversion techniques in overseas markets.

        In August 2001, the Company established the Oakley Premium Dealerprogram to identify and reward retailers that demonstrate superior support of the Oakley brand by, among other things, consistently maintaining a broad assortment of products and quickly embracing the Company's latest innovations. Retailers earning the Oakley Premium Dealer designation will be eligible for cooperative marketing and advertising support, exclusive products, dealer locator prioritization on Oakley's website and favorable tagging in Oakley's annual print and outdoor advertising campaigns.

        In February 2002, the Company announced an agreement with Macy's West and a separate agreement with Parisians, a division of Saks Incorporated, to deploy Oakley in-store concept shops in a limited number of locations. Each shop will feature a complete selection of Oakley's innovative, high-performance products including eyewear, footwear, apparel and watches.

Customer Service

        Oakley strives to support its products with the best customer service in the industry. With a staff of approximately 138 employees, the Customer Service group promptly and courteously responds to customer inquiries, concerns and warranty claims.

        The Company provides a one-year limited warranty against manufacturer's defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer's defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer's defects, and apparel is warranted for 30 days against manufacturer's defects.

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

        The Company has developed a secondary level of promotion with its Factory Pilot Program. Through demonstration and lecture, trained technicians educate consumers on the health and performance benefits of Oakley products by imparting technical information in layman's terms. Venues for these presentations include key retail stores, trade shows, high-traffic locations and regional sporting events.

        The third level of marketing is brand marketing. The Company will continue to support its products through targeted consumer efforts. Advertising will be leveraged to drive eyewear sales and to introduce consumers to the Company's new product categories. The 2002 campaign will include an integration of print media, outdoor media, in-mall billboards and point-of-sale displays. Direct marketing programs will overlay the base advertising plans to engage consumers during key selling periods. These efforts are complemented by multiple brand catalogs, enhancements to the Company's website, Internet tie-ins and updated packaging.

        VitroRobertson, retained in May of 2000, is expected to continue to service the Company in the media services area. Under the direction of the Company's marketing department, the agency will continue to plan and place all domestic print and out-of-home media. Internationally the Company retained BJ, K&E Media in London, England to perform similar services for the Company's United Kingdom subsidiary. For the remainder of the Company's foreign offices, media services are retained in-house.

Retail Operations

        The Company operates four Oakley retail stores under the O Store®name that offer the full range of Oakley products and feature marketing enhancements, such as displays of the proprietary technologies that are the hallmark of the brand. In addition to these full priced retail venues, the Company operates two Oakley Vaults, the Company's outlet store concept, featuring discontinued and excess seasonal merchandise in addition to newly released products priced at full retail. The Company intends to expand both of these concepts in 2002, concentrating on the California, Texas and Florida retail markets, and believes its own retail stores are an effective brand marketing vehicle, showcasing the full range of the Company's product line merchandised together.

        On October 31, 2001, the Company completed the acquisition of Iacon, Inc. ("Iacon"), a sunglass retailing chain headquartered in Scottsdale, Arizona. Iacon operates a chain of mall-based sunglass specialty stores, using three separate retail concepts, under the names Sunglass Designs, Sporting Eyes and Occhiali da Sole, located throughout the United States, with a concentration primarily in the sunbelt regions. As of December 31, 2001, Iacon had 43 retail stores. The Company intends to expand these retail concepts across the United States, and Oakley continues to be the leading brand sold in these multi-brand specialty sunglass boutiques.

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

        The Company's corporate Web site, (www.oakley.com), was extensively redesigned in September 2001. Fully E-commerce capable, the site features the entire line of Oakley eyewear, footwear, apparel, accessories and wristwatches for delivery to U.S. customers, and in November 2000, expanded its selling capabilities to Canadian customers. The site also features a prominent dealer-locator function, including mapping, that directs consumers to local retailers and highlights Oakley Premium Dealers that showcase the widest selection of Oakley products. With improvements in place, the Company is capitalizing on the diverse opportunities offered by Internet commerce.

        The Company's fully integrated technology platform and operational capabilities place it in a strong position as a manufacturer equipped for in-house order processing and timely fulfillment. The Internet strategy is enabled by a front-end technology platform featuring servers and hardware from Dell, content management tools from AxKit, and hosting services by Exodus Communications. These tools allow the Company to utilize the power of the Internet without relying on outsourced fulfillment operations or building a fulfillment and customer service center from scratch. Front-end technologies have been integrated with its Enterprise Resource Planning (ERP) systems provided by SAP AG. The Company has implemented SAP's order processing, manufacturing, inventory management, distribution and finance modules in its key worldwide locations in the United States and most major international offices. This has created an efficient, streamlined supply-chain process capable of providing same-day or next-day shipping of in-stock orders.

        The Company is also utilizing three additional storefronts for commerce. The first involves "click-and-mortar" partners who currently offer a select assortment of Oakley products on their Web sites and in their retail stores. These notable sites currently include Sunglass Hut, Foot Locker, Finish Line, Recreational Equipment Inc. (REI), Sports Chalet and Chaparral Racing. The next virtual storefront consists of select pure E-tailers that sell exclusively over the Internet. Fogdog Sports (www.fogdog.com) and Ashford.com (www.ashford.com) were the first partnerships created in

December 1999, with Swell Inc. (www.Swell.com) added in November 2000. The Company generated approximately $7.3 million of direct internet sales and associated telesales in 2001.

        Oakley regularly evaluates additional E-tail partners for inclusion in this program and plans to make future announcements as they are selected. The final storefront includes carefully chosen affiliates. Under this program, qualifying partners will be authorized to place on their Web site a hyperlink which will take a visitor directly to Oakley's corporate Web site.

Principal Customers

        During 2001, net sales to the Company's ten largest customers, which included four international distributors, accounted for approximately 18.0% of the Company's total net sales. Net sales to one customer, Sunglass Hut International, the largest sunglass specialty retailer in the world and its affiliates ("Sunglass Hut"), accounted for approximately 12.0% of the Company's 2001 net sales. Such sales do not include those sales to Sunglass Hut locations outside the United States that are made by the Company's independent international distributors. At December 31, 2001, Oakley independent distributors serviced 4 of the 1,877 Sunglass Hut locations worldwide.

        In April 2001, Luxottica Group S.p.A. ("Luxottica"), one of the Company's largest competitors, acquired Sunglass Hut. In connection with its acquisition of Sunglass Hut, Luxottica implemented changes to the Sunglass Hut operation which have affected its relationship with the Company. On August 2, 2001, the Company announced that it had reduced its sales and earnings guidance for the remainder of 2001 due to a significant change at the end of July in the order pattern of Sunglass Hut. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also have resumed their business together on mutually agreed terms for the markets not specifically covered by this new agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

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

        The following table reflects data as of December 31, 2001 concerning the Company's intellectual property:

	Number of Utility/Design Patents		Number of Trademarks
	Issued	Pending	Issued	Pending
United States	144	21	115	32
International	477	127	742	124

        As evidenced above, Oakley is the owner of numerous utility and design patents, both domestically and internationally. Two of the Company's domestic patents expired in 2001, which pertain to products that are either no longer offered for sale at retail or are used on the Company's lower-end goggle designs that are rarely, if ever, copied by infringers. None of the other patents the Company is currently using to enforce its property rights has an expiration date before 2004.

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

        The Company also competes in the broader non-sports, or recreational, segment of the sunglass market, which is fragmented and highly competitive. The major competitive factors include fashion trends, brand recognition, marketing strategies, distribution channels and the number and range of products offered. A number of established companies, including Luxottica, compete in this wider market. In order to retain its market share, the Company must continue to be competitive in quality and performance, technology, method of distribution, style, brand image, intellectual property protection and customer service. In April 2001, Luxottica acquired Sunglass Hut, the Company's largest customer. See "Principal Customers."

        The Company-owned Iacon chain of specialty sunglass stores competes primarily with mall-based sunglass specialty retailers, the largest being Sunglass Hut, which is owned by competitor Luxottica.

        Within the athletic footwear market, the Company competes with large, established brands such as Nike, Reebok, Adidas and Timberland, which have greater financial and other resources than the Company. In addition to these dominant brands, the Company also competes with smaller niche brands, such as Vans, Reef and Teva. The Company's technical apparel outerwear competes primarily with Columbia Sportswear and Patagonia. The Company's sports apparel competes primarily with Nike, Reebok and Adidas.

        The Company's luxury timepiece products compete in the upper-middle and luxury segments of the watch market (respectively categorized by the price points $300-$900 and $1,000 plus) which is dominated by established Swiss brands, including Rolex, Breitling, Gucci, Omega, TAG-Heuer, Movado, Rado and Hamilton. The Company's Performance watches compete in the middle segment of the watch market which is characterized by sports watches from Nike, Adidas, Timex and Casio. In addition, the Company's Performance watches compete with other fashion brands from the Swatch Group, Swiss Army and Fossil with price points $50-$299.

Domestic and Foreign Operations

        See Notes 10 and 11 in Notes to the Consolidated Financial Statements for discussion regarding domestic and foreign operations.

Employees

        The Company believes that its employees are among its most valuable resources and have been a key factor in the success of Oakley's products. As of December 31, 2001, the total count of full-time permanent employees worldwide was 1,685. In addition, the Company may utilize as many as 500 temporary personnel from time to time, especially during peak summer months.

        The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has never experienced a work stoppage.

Item 2. Properties

        The Company's principal corporate and manufacturing facility is located in Foothill Ranch, Orange County, California. The facility is approximately 500,000 square feet, with potential to expand into an additional 100,000 square feet. In June 1996, the Company purchased a facility in Nevada of approximately 63,000 square feet for the production of its X Metal® eyewear. In addition, the Company leases office and warehouse space as necessary to support its operations worldwide, including offices in the United Kingdom, Germany, France, Italy, Australia, South Africa, Japan, Canada, New Zealand and the state of Washington. The Company owns a business office and warehouse of approximately 18,000 square feet in Mexico City for its operations in Mexico and Central America. The facility was first occupied in late 1998. In December 2000, the Company leased a new 118,000 square foot warehouse and shipping facility in Ontario, California to support the expanding needs of its footwear and apparel lines. This facility was increased, with a separate building, by approximately 31,000 square feet in June 2001. The new facility began shipping the Company's spring footwear and apparel lines to retailers in early 2001. The Company believes its current and planned facilities are adequate to carry on its business as currently contemplated.

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

        In response to California's recent power crisis, the Company is currently reviewing its options for self-power generation. Although the Company is exploring alternatives to ensure the availability of adequate power for its operations, there can be no assurances that the Company will find a viable alternative or that California's power crisis will not have a material adverse effect on the Company's results of operations and financial condition.

Item 3. Legal Proceedings

        The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, is not likely to have a material adverse effect on the operations or financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        The Company's common stock, par value $.01 per share ("Common Stock"), began trading on the New York Stock Exchange on August 10, 1995 upon completion of the Company's initial public offering (trading symbol "OO"). As of March 22, 2002, the closing sales price for the Common Stock was $18.55. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 2001 and 2000 on the New York Stock Exchange Composite Tape:

	High	Low
2001
First Quarter	$21.0000	$14.0000
Second Quarter	$26.4687	$16.7968
Third Quarter	$21.9687	$10.7031
Fourth Quarter	$17.2500	$10.2968
2000
First Quarter	$10.6875	$5.3125
Second Quarter	$12.4375	$9.3750
Third Quarter	$20.0000	$10.8750
Fourth Quarter	$22.5000	$13.1250

        The number of shareholders of record for Common Stock on March 22, 2002 was 474.

Dividend Policy

        The Company currently does not pay any dividends on its Common Stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

        The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto. See Index to Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The income statement data and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated income statement data for the fiscal years ended December 31, 2001, 2000 and 1999 and consolidated balance sheet data as of December 31, 2001 and 2000 included herein have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report included elsewhere herein. The selected income statement data set forth herein are for informational purposes only and may not necessarily be indicative of the Company's future results of operations.

	Year Ended December 31,
	2001	2000	1999		1998	1997
	(dollars in thousands, except share and per share data)
Income Statement Data:
Net sales	$429,267	$363,474	$257,872		$231,934	$193,984
Cost of goods sold	174,332	138,408	109,338	(1)	86,134	75,393

Gross profit	254,935	225,066	148,534		145,800	118,591
Operating expenses:
Research and development	11,318	7,894	6,304		5,231	3,825
Selling	108,948	90,291	72,184		66,188	53,007
Shipping and warehousing	16,997	10,005	6,592		6,777	5,721
General and administrative	43,606	35,612	30,977		26,299	23,032

Total operating expenses	180,869	143,802	116,057		104,495	85,585
Operating income	74,066	81,264	32,477		41,305	33,006
Interest expense, net	3,108	2,723	1,951		2,109	1,181

Income before provision for income taxes	70,958	78,541	30,526		39,196	31,825
Provision for income taxes	20,587	27,489	10,684		15,051	12,221

Net income	$50,371	$51,052	$19,842		$24,145	$19,604

Basic net income per share	$0.73	$0.74	$0.28		$0.34	$0.28

Basic weighted average common shares	68,856,000	69,041,000	70,660,000		70,678,000	70,659,000

Diluted net income per share	$0.72	$0.73	$0.28		$0.34	$0.28

Diluted weighted average common shares	69,751,000	69,709,000	70,662,000		70,851,000	70,700,000

	At December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$106,318	$84,176	$59,247	$45,602	$41,688
Total assets	362,780	302,986	239,350	225,815	181,291
Total debt	59,042	35,746	25,060	34,182	25,201
Shareholders' equity	260,710	208,173	177,837	161,976	136,961

(1)
Includes a $12.6 million charge recorded in conjunction with the restructuring of the Company's footwear operations. See Note 12 in Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of approximately 9,000 active accounts with approximately 13,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores. In November 2001, the Company acquired Iacon, a sunglass retailing chain headquartered in Scottsdale, Arizona with 43 retail stores at December 31, 2001.

        In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut, the Company's largest customer. In connection with its acquisition of Sunglass Hut, Luxottica implemented changes to the Sunglass Hut operation which have affected its relationship with the Company. On August 2, 2001, the Company announced that it had reduced its sales and earnings guidance for the remainder of 2001 due to a significant change at the end of July in the order pattern of Sunglass Hut. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also have resumed their business together on mutually agreed terms for the markets not specifically covered by this new agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

        Internationally, the Company sells its products in over 70 countries outside the United States, with direct offices in France, Germany, United Kingdom, Italy, Japan, Mexico, South Africa, Canada, Australia, New Zealand and Brazil. In those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company's products either exclusively or with complementary, non-competing products and agree to respect the marketing philosophy and practices of the Company. Sales to the Company's distributors are denominated in U.S. dollars. The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. The Company and its subsidiaries use foreign exchange contracts in the form of forward contracts to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates.

        In October 1999, the Company's Board of Directors approved strategic initiatives (the "Restructuring Plan") to restructure and refocus the Company's footwear business. Under the Restructuring Plan, the Company substantially reduced its in-house footwear manufacturing operations and partnered with select third-party manufacturers to assist in the development and manufacture of the Company's complete footwear product line. Additionally, the Company increased its emphasis on direct-sales channels to augment sales throughout traditional retail accounts and to broaden accessibility of the Company's products to its customers. See Note 12 in Notes to Consolidated Financial Statements.

Significant Accounting Policies and Certain Risks and Uncertainties

        The Company's historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products, and there can be no assurance of the Company's ability to do so. The consumer products industry, including the eyewear, apparel, footwear and watch categories, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences; shifts in consumer preferences may adversely affect companies that misjudge such preferences.

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates. The Company believes that the following discussion addresses the Company's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results.

  Revenue Recognition

        The Company recognizes revenue when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company's shipping terms with all customers are FOB shipping point. Sales agreements with dealers and distributors normally provide payment terms of 30-180 days, depending on the product category. None of the Company's sales agreements with any of its customers provide for any rights of return by the customer, except for product warranty related issues. In addition, although the Company, at its sole discretion, may repurchase its own products to protect the Company image, this practice is infrequent and, historically, the value of these repurchases has not been significant.

  Accounts Receivable

        The Company performs ongoing credit evaluations of its customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by the Company's review of their current credit information. The Company continuously monitors its customer collections and payments and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same credit loss rates that has been experienced in the past.

  Inventories

        Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements. As experienced in 2001, the demand for the Company's products could fluctuate significantly. Other factors which could affect demand for the Company's products include unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions which could reduce demand for products sold by the Company and which could adversely affect profitability; further terrorist acts, or the threat thereof, which could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance. Additionally, Management's estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

  Foreign Currency Translation

        The Company has direct operations in Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts. See Note 8 in Notes to Consolidated Financial Statements.

Vulnerability Due to Supplier Concentrations

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

Vulnerability Due to Customer Concentrations

        Net sales to Sunglass Hut accounted for approximately 12.0%, 21.0% and 23.0% of the Company's net sales for the years ended December 31, 2001, 2000 and 1999, respectively. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also have resumed their business together on mutually agreed terms for the markets not specifically covered by this new agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

Warranties

        The Company provides a one-year limited warranty against manufacturer's defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer's defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer's defects, and apparel is warranted for 30 days against manufacturer's defects. The Company's standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period at a nominal cost to the customer. While warranty costs have historically been within the Company's expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in the prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company's operating results.

Commitments and Contingencies

        The Company has entered into operating leases, primarily for facilities and retail real estate leases, and has commitments under endorsement contracts with selected athletes and others who endorse the Company's products. Minimum future payments under these leases and endorsement contracts are identified in Note 7 in Notes to Consolidated Financial Statements.

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

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2001	2000	1999
Net sales	$429,267	$363,474	$257,872
Cost of goods sold	174,332	138,408	96,738

Gross profit	254,935	225,066	161,134
Operating expenses:
Research and development	11,318	7,894	6,304
Selling	108,948	90,291	72,184
Shipping and warehousing	16,997	10,005	6,592
General and administrative	43,606	35,612	30,977

Total operating expenses	180,869	143,802	116,057

Operating income	74,066	81,264	45,077
Interest expense, net	3,108	2,723	1,951

Income before provision for income taxes	70,958	78,541	43,126
Provision for income taxes	20,587	27,489	15,094

Net income	$50,371	$51,052	$28,032

	Year Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	40.6	38.1	37.5

Gross profit	59.4	61.9	62.5
Operating expenses:
Research and development	2.5	2.2	2.4
Selling	25.4	24.8	28.0
Shipping and warehousing	4.0	2.8	2.6
General and administrative	10.2	9.7	12.0

Total operating expenses	42.1	39.5	45.0

Operating income	17.3	22.4	17.5
Interest expense, net	0.8	0.8	0.8

Income before provision for income taxes	16.5	21.6	16.7
Provision for income taxes	4.8	7.6	5.8

Net income	11.7%	14.0%	10.9%

        The Company's sunglass sales before discounts and defective returns were $301.6 million, $283.8 million and $212.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Sunglass unit sales were 4,721,387; 4,892,163; and 4,037,113 for the years ended December 31, 2001, 2000 and 1999, respectively.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales

        Net sales increased to $429.3 million for the year ended December 31, 2001 from $363.5 million for the year ended December 31, 2000, an increase of $65.8 million, or 18.1%. The increase in net sales was attributable to several factors, including a 6.3%, or $17.8 million, increase in gross sunglass sales. Gross sunglass sales were $301.6 million for the year ended December 31, 2001 compared to $283.8 million for the year ended December 31, 2000. For 2001, the Company experienced a 3.5% decrease in sunglass unit volume and a 10.1% increase in average selling prices. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's Wire™products (including the Square Wire®, C Wire™, and A Wire®), Straight Jacket®, Twenty-XX™, Minute®, X-Metal® line, and the Company's polarized styles, as well as strong sales of new products offsetting declines in sales of more mature products. New sunglass introductions in 2001, which include the Why 3™, introduced in March 2001, the Four S™, introduced in April 2001, E-Wire®2.1, introduced in May 2001, Scar™ and X-Metal Penny™, introduced in June 2001, Switch™, introduced in September 2001, and Fives® 2.0, introduced in November 2001, contributed to the increase in sales, and as a group, represented 7.7% of the Company's gross sunglass sales. However, the content of new sunglass sales as a percent of total sunglass sales was below the Company's historical levels. The Company believes new sunglass product sales were negatively affected by the temporary disruption in its relationship with Luxottica's Sunglass Hut retail chain and the impact of the tragic events of September 11th on consumer travel and spending patterns. Sales from the Company's new product categories, comprised of footwear, apparel, watches and prescription eyewear, continued to grow with gross sales increasing 79.7%, or $44.7 million, to $100.8 million, or 22.4% of gross sales, for the year ended December 31, 2001 compared to $56.1 million, or 14.6% of gross sales, for the year ended December 31, 2000. Footwear gross sales grew to $30.0 million in 2001 compared to $10.4 million in 2000. Apparel sales increased to $37.9 million in 2001 from $28.4 million in 2000. Watch sales increased $2.5 million, to $8.2 million for 2001 over $5.7 million for 2000. Sales of the Company's prescription products more than doubled to

$24.7 million in 2001 from $11.6 million in 2000. Management believes these increases are a result of its expanded product lines, and expanded distribution and retail initiatives, including its greater dealer base.

        The Company's U.S. net sales increased 10.3% to $213.2 million in 2001 from $193.2 million in 2000, principally as a result of a 26.2% increase in net sales to the Company's broad specialty store account base and other U.S. sales, while sales to the Company's largest U.S. customer, Sunglass Hut, decreased 30.4% to $43.6 million in 2001 from $62.6 million in 2000. See discussion regarding Sunglass Hut in "Overview" above. The Company's retail store sales also contributed to the increase in U.S. net sales by increasing 172.8% to $8.9 million in 2001 from $3.3 million in 2000. During 2001, international net sales surpassed U.S. net sales for the first time in the Company's history with an increase of 26.9% to $216.1 million in 2001 from $170.3 million in 2000. The increase was driven by continued strength in almost all regions of the world in which the Company sells its products, with the strongest growth in Europe, Japan, Latin America, Asia and Canada. The only region that showed a decline in net sales was Australia/New Zealand. Additionally, in 2000, sales in this region benefited from the 2000 Sydney Olympics. Sales from the Company's direct international offices represented 82.0% of total international sales for 2001, compared to 83.3% for 2000. On a constant dollar basis, international sales increased approximately 33.9% for 2001 over 2000. During the fourth quarter of 2001, the Company experienced a year over year decline in international sales due to weak consumer environment in major markets, especially those highly dependent on leisure travel activity. In addition, sales in Australia and New Zealand, one of the Company's largest international markets, were negatively impacted by the disruption in Sunglass Hut shipments, magnifying the difficult comparisons to last year's fourth quarter sales, which benefited from the 2000 Sydney Olympics.

Gross profit

        Gross profit increased to $254.9 million, or 59.4% of net sales, for the year ended December 31, 2001, from $225.1 million, or 61.9% of net sales, for the year ended December 31, 2000, an increase of $29.8 million, or 13.2%. The decrease in gross profit as a percentage of net sales is attributable in part to product mix changes as the Company experienced an increased sales contribution from the lower gross margin categories of footwear, apparel and goggles and higher sunglass production costs per unit due to the reduced production volumes associated with the Sunglass Hut disruption and increased material and labor costs due to the production of more complex multi-layered lens products, as well as a higher percentage of polarized lens products. In addition, the gross margin for 2000 reflected higher foreign exchange gains as compared to 2001 resulting from greater strengthening of the U.S. dollar over the life of the Company's hedge contracts in 2000 compared to the amount of U.S. dollar strengthening experienced over the lives of the Company's 2001 contracts.

Operating expenses

        Operating expenses increased to $180.9 million for the year ended December 31, 2001 from $143.8 million for the year ended December 31, 2000, an increase of $37.1 million, or 25.8%. During 2001, the Company continued to develop the infrastructure, both personnel and systems, to grow its new product categories, prudently grow its retail initiatives, expand distribution, including further expanding the Company's national specialty footwear and apparel accounts and premium dealer programs, and manage the growth of the business. Operating expenses include $3.4 million for the Company's retail operations, which includes two months, or $1.2 million, of operating expenses for Iacon. Research and development expenses increased $3.4 million to $11.3 million, or 2.6% of net sales in 2001, from $7.9 million, or 2.2% of net sales, in 2000, primarily as a result of additional personnel and design expenses for prototyping and molds necessary to facilitate the growth in the new product categories, as well as continuing efforts in sunglass design. Selling expenses increased $18.6 million to $108.9 million, or 25.4% of net sales, in 2001, from $90.3 million, or 24.8% of net sales, in 2000, as a result of higher advertising and direct marketing expenditures, increased display costs to support sales and the premium dealer programs launched in the second half of 2001, additional intellectual property protection costs and the additional sales management necessary to expand the new product categories. Shipping and warehousing expenses increased to $17.0 million, or 4.0% of net sales, in 2001 from $10.0 million, or 2.8% of net sales, for 2000. This increase is principally due to the increased mix of new product category sales with higher average shipping costs in addition to set-up costs for the U.S. apparel and footwear distribution center in Ontario, California and the costs of the Company's third party warehouses in Japan and Europe. General and administrative expenses increased $8.0 million to $43.6 million, or 10.2% of net sales, in 2001 from $35.6 million, or 9.7% of net sales, in 2000. This increase in general and administrative expenses was principally a result of increased personnel-related costs and infrastructure and information technology costs necessary to manage the Company's growth. The Company will continue to increase its general and administrative expenses at prudent rates to manage the growth of the business, but expects the growth for 2002 to be at a lower rate than 2001.

Operating income

        The Company's operating income decreased to $74.1 million for the year ended December 31, 2001 from $81.3 million for the year ended December 31, 2000, a decrease of $7.2 million. As a percentage of net sales, operating income decreased to 17.3% in 2001 from 22.4%, in 2000 as a result of the factors discussed above.

Interest expense, net

        The Company had net interest expense of $3.1 million in 2001, as compared with net interest expense of $2.7 million in 2000. The increase in interest expense is due to greater average balances on the Company's line of credit which was used to finance the Company's growth as well as the Company's share repurchase programs in 2001, partially offset by lower average interest rates.

Income taxes

        The Company recorded a provision for income taxes of $20.6 million for the year ended December 31, 2001, compared with $27.5 million for the year ended December 31, 2000. The Company's effective tax rate for 2001 was 29% as result of a one-time, fixed-amount tax benefit associated with the Company's foreign operations compared to 35% for 2000. The Company's effective tax rate for 2002 is expected to be 35% but will depend in part on the continued ability to realize tax benefits associated with the Extraterritorial Income Exclusion Act of 2000.

Net income

        The Company's net income decreased to $50.4 million for the year ended December 31, 2001 from $51.1 million for the year ended December 31, 2000, a decrease of $0.7 million, or 1.3%.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales

        Net sales increased to $363.5 million for the year ended December 31, 2000 from $257.9 million for the year ended December 31, 1999, an increase of $105.6 million, or 40.9%. The increase in net sales was primarily attributable to a 33.4%, or $71.1 million, increase in gross sunglass sales. Gross sunglass sales were $283.8 million for the year ended December 31, 2000 compared to $212.7 million for the year ended December 31, 1999. For 2000, the Company experienced a 21.3% increase in sunglass unit volume and a 10.1% increase in average selling prices. The Company attributes the significant gross sunglass sales increase to many factors, including several successful new product introductions in 1999 and 2000, as well as successful sports marketing and advertising support, more timely execution and increased customer fulfillment rates. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's Minute® and X-Metal® lines, as well as strong sales of new products offsetting declines in sales of more mature products. The Minute® style was the Company's largest selling sunglass model during 2000 and sales of the X-Metal® line increased 182.6% compared to sales for the year ended December 31, 1999. New sunglass introductions since the fourth quarter of 1999, including the new Straight Jacket® introduced in late 1999, Twenty-XX™, introduced in March 2000, the C-Wire™,introduced in April 2000, the Square Wire® 2.0, introduced in May 2000, and the Eye Jacket® 2.0, introduced in July 2000, contributed greatly to the increase in sales, and as a group, represented 24.2% of the Company's gross sunglass sales. Sales of the Company's polarized styles also contributed to the increase in gross sales for the year ended December 31, 2000, more than doubling over the year ended December 31, 1999. Sales from the Company's new product categories, including footwear, apparel, watches and prescription eyewear, continued to grow with gross sales increasing 85.5%, or $25.8 million, for the year ended December 31, 2000 over the year ended December 31, 1999. Footwear gross sales were $10.4 million in 2000 compared to $3.2 million in 1999. Apparel sales increased to $28.4 million in 2000 from $18.7 million in 1999. Watch sales increased to $5.7 million in the year ended December 31, 2000 from $2.5 million for the year ended December 31, 1999. Sales of the Company's prescription products increased to $11.6 million in 2000 from $5.9 million in 1999.

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

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $30.4 million for the year ended December 31, 2001 and $28.1 million for the comparable period of 2000. At December 31, 2001, working capital was $106.3 million compared to $84.2 million at December 31, 2000. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances increased to $74.8 million at December 31, 2001 compared to $65.0 million at December 31, 2000 with accounts receivable days outstanding at December 31, 2001 of 59 compared to 52 at December 31, 2000. This increase in receivable levels is primarily due to the increased new product categories, as well as increased goggle sales during the last half of fiscal year 2001, which contributed to increased receivable balances and an increase in receivable days outstanding due to the longer terms and dating programs customary for these categories. Inventories increased to $77.3 million at December 31, 2001 compared to $62.0 million at December 31, 2000. This inventory reflects the 18.1% growth in 2001 net sales and expanded company-owned retail operations and international warehouses. Average inventory turns for 2001 decreased to 2.5 at December 31, 2001 compared to 2.9 at December 31, 2000.

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.9% at December 31, 2001) or the bank's prime lending rate minus 0.25% (4.25% at December 31, 2001). At December 31, 2001, the Company had an

outstanding balance of $30.6 million under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2001, the Company was in compliance with all restrictive covenants and financial ratios. Should the Company ever default on any of these financial covenants, the Company would not be able to access its line of credit until the Company becomes compliant. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $17.2 million, of which $9.9 million was outstanding at December 31, 2001. In aggregate, at December 31, 2001, $40.5 million was outstanding under these credit facilities. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (3.08% at December 31, 2001). In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the note at 6.31%. At December 31, 2001, the outstanding balance on the term loan was $16.3 million. The term loan is due in September 2007. See Notes 6 and 7 in Notes to Consolidated Financial Statements for additional information relating to the Company's financing arrangements.

        Capital expenditures, net of retirements for the year ended December 31, 2001 were $44.4 million compared to $26.9 million in 2000. Included in capital expenditures for 2001 were $10.8 million for production equipment and new product tooling, $8.4 million for information technology infrastructure, including software, computers and related equipment, $8.7 million for in-store displays and $13.7 million for building improvements and furniture and fixtures. As of December 31, 2001, the Company had commitments of approximately $0.4 million for future capital purchases. The capital expenditures for 2001 were required to accommodate not only the Company's significant growth, including new category growth and international expansion, but also expenditures for maintenance and upgrades to reduce production costs and quality improvements. Projects for 2001 included establishing an in-house prescription lens finishing lab, expanding of the Company's X-Metal®capacity, set-up costs associated with the domestic apparel and footwear distribution center in Ontario, California, expenditures for product displays, including displays for the premium dealer program, acquiring information technology software for the apparel and footwear business and making facility improvements to handle apparel, footwear and general growth. In addition, the capital expenditures for the Company's retail operations were $2.8 million for 2001. For 2002, the Company expects lower capital expenditure levels as a whole, with capital expenditures for its retail operations to be an increasing percentage of total capital expenditures.

        During December 2000, the Company's Board of Directors authorized another stock repurchase program by the Company of up to $20 million of the Company's common stock from time to time as market conditions warrant. As of December 31, 2001, the Company had repurchased under this program 1,128,000 shares for approximately $16.2 million, at an average price of $14.32. Approximately $3.8 million remains available under the current authorization with total common shares outstanding of 68,821,310 as of December 31, 2001.

        The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future. The Company's short-term funding comes from its current revolving line of credit which contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2001, the Company was in compliance with all restrictive covenants and financial ratios. In addition, the Company currently expects to seek additional long-term debt financing with a fixed interest rate to provide the Company more liquidity at favorable rates and the flexibility to consider additional share repurchases or other accretive long-term investments.

Seasonality

        The following table sets forth certain unaudited quarterly data for the periods shown:

	2001				2000
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands)
Net sales	$93,831	$131,212	$113,997	$90,227	$63,086	$100,013	$107,044	$93,331
Gross profit	54,411	84,186	66,785	49,553	39,075	66,743	65,133	54,116

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

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At December 31, 2001, the Company had a backlog of $36.7 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $4.8 million as of such date, a 36.9% increase over the December 31, 2000 backlog of $26.8 million.

Inflation

        The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations." SFAS No. 141 eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 to have a material effect on the Company's financial position or results of operations.

        In June 2001, the FASB issued Statement No. 142 (SFAS No. 142), "Goodwill and Intangible Assets," which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also reviewed in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002 and has begun to test goodwill for impairment under the new rules, applying a fair-value-based test. The Company expects that adoption of SFAS No. 142 will increase annual operating income through a reduction of amortization expense by approximately $1.2 million on an annual basis, based on recorded goodwill at December 31, 2001.

        In August 2001, the FASB issued Statement No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign currency

        The Company has direct operations in Europe, United Kingdom, Japan, Canada, Mexico, South Africa Australia and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

        As more fully described in Note 8 of the Company's Notes to Consolidated Financial Statements, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at December 31, 2001.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the Company's foreign exchange contracts by currency at December 31, 2001:

	December 31, 2001
	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
British pounds	$16,066,330	Jan. 2002 — Dec. 2002	$16,196,561
South African rand	893,155	Mar. 2002 — Sep. 2002	945,657
Canadian dollar	10,472,808	Feb. 2002 — Dec. 2002	10,583,848
Japanese yen	11,137,386	Mar. 2002 — Dec. 2002	12,236,115
French francs	13,133,834	Jan. 2002 — Jun. 2002	13,000,498
Euro	16,090,365	Jul. 2002 — Dec. 2002	16,542,455

	$67,793,878		$69,505,134

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 2001, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

        The Company sells direct and through its subsidiaries to various customers in the European Union which adopted the Euro as a legal currency effective January 1, 1999. The Euro began its circulation after a three-year transition period on January 1, 2002. The Company has upgraded certain of its information systems to enhance its capability to process transactions and keep records in Euros. The Company does not expect costs in connection with the Euro conversion, or other consequences of the Euro conversion, to have a material adverse effect on the Company.

Interest rates

        The Company's principal line of credit, with a balance of $30.6 million outstanding at December 31, 2001, bears interest at either LIBOR or IBOR plus 0.75% (2.9% at December 31, 2001) or the bank's prime lending rate minus 0.25% (4.25% at December 31, 2001). Based on the weighted average interest rate of 5.5% on the line of credit during the year ended December 31, 2001, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $4,000 per year.

        The Company's ten-year real estate term loan, with a balance of $16.3 million outstanding at December 31, 2001, bears interest at LIBOR plus 1.0% (3.08% at December 31, 2001) and is due in September 2007. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term loan by fixing the rate at 6.31%. As of December 31, 2001, the fair value of the Company's interest rate swap agreement was a loss of approximately $310,000.

Item 8. Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements for a listing of the consolidated financial statements submitted as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 6, 2002, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 6, 2002, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 6, 2002, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 6, 2002, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	See page 37 for a listing of financial statements submitted as part of this report.
(a)(2)
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are shown in the financial statements or are inapplicable, and therefore have been omitted.
(a)(3)	The following exhibits are included in this report.
3.1	(1)	Articles of Incorporation of the Company
3.2	(10)	Amended and Restated Bylaws of the Company (amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)
3.3	(4)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
3.4	(10)	Amendment No. 1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and Restated Bylaws of Oakley, Inc.
10.1	(2)	Agreement, dated July 17, 1995, between Oakley, Inc. and Michael Jordan
10.2	(3)	Indemnification Agreement, dated August 1, 1995, between Oakley, Inc. and Jim Jannard
10.3	(1)	Schedule of indemnification agreements between Oakley, Inc. and each of its directors and executive officers
10.4	(3)	Aircraft Lease Agreement, dated August 10, 1995, between Oakley, Inc. and X, Inc.
10.5	(5)	Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)
10.6	(5)	Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.7	(6)	Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.8	(6)	Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.9	(6)	Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.10	(6)	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.11	(7)	Indemnification Agreement, dated October 6, 1997 between Oakley, Inc. and Thomas A. George
10.12	(8)	Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.
10.13	(9)	Second Amended and Restated Credit Agreement, dated August 25, 1998, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
10.14	(9)	Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.15	(9)	Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.16	(11)	Amended and Restated Employment Agreement, dated May 1, 1999, between Link Newcomb and Oakley, Inc.

10.17	(11)	Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan
10.18	(11)	Oakley, Inc. Amended and Restated Executive Officers Performance Bonus Plan
10.19	(12)	Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 1999, between Link Newcomb and Oakley, Inc.
10.20	(12)	Second Amended and Restated Employment Agreement, dated January 1, 2000, between Thomas George and Oakley, Inc.
10.21	(13)	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 6, 2000, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
10.22	(14)	Employment Agreement, dated October 1, 2000, between Tomas Rios and Oakley, Inc.
10.23	(15)	Second Amendment to Second Amended and Restated Credit Agreement, dated October 16, 2000, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
10.24	(15)	Third Amendment to Second Amended and Restated Credit Agreement, dated January 18, 2001, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
10.25	(15)	Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc.
10.26	(15)	Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc.
21.1	(16)	List of Material Subsidiaries
23.1	(16)	Consent of Deloitte & Touche LLP, independent auditors

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

(15)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2000.

(16)
Filed herewith.

(b)
Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

  (c)
  See (a) (3) above for a listing of the exhibits included as a part of this report.

Independent Auditors' Report

To the Board of Directors and Shareholders of Oakley, Inc.:

        We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 8, 2002

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,612	$4,855
Accounts receivable, less allowance for doubtful accounts of $1,844 (2001) and $1,512 (2000)	74,775	64,973
Inventories, net (Note 3)	77,270	61,998
Other receivables	3,097	1,734
Deferred and prepaid income taxes (Note 5)	8,734	22,697
Income tax receivable (Note 5)	6,449	—
Prepaid expenses and other	10,754	2,502

Total current assets	186,691	158,759
Property and equipment, net (Note 4)	146,591	121,824
Deposits	1,378	1,293
Other assets	28,120	21,110

TOTAL ASSETS	$362,780	$302,986

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit (Note 6)	$40,533	$17,901
Accounts payable	19,025	23,264
Accrued expenses and other current liabilities	15,293	12,814
Accrued warranty	3,503	3,992
Income taxes payable (Note 5)	—	15,093
Current portion of long-term debt (Note 6)	2,019	1,519

Total current liabilities	80,373	74,583
Deferred income taxes (Note 5)	5,207	3,904
Long-term debt, net of current portion (Note 6)	16,490	16,326
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY (Note 9):
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,821,000 (2001) and 68,612,000 (2000) issued and outstanding	688	686
Additional paid-in capital	40,805	36,484
Retained earnings	227,648	177,277
Accumulated other comprehensive income	(8,431)	(6,274)

Total shareholders' equity	260,710	208,173

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$362,780	$302,986

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2001	2000	1999
Net sales (Note 10)	$429,267	$363,474	$257,872
Cost of goods sold (Note 12)	174,332	138,408	109,338

Gross profit	254,935	225,066	148,534
Operating expenses:
Research and development	11,318	7,894	6,304
Selling	108,948	90,291	72,184
Shipping and warehousing	16,997	10,005	6,592
General and administrative	43,606	35,612	30,977

Total operating expenses	180,869	143,802	116,057

Operating income	74,066	81,264	32,477
Interest expense, net	3,108	2,723	1,951

Income before provision for income taxes	70,958	78,541	30,526
Provision for income taxes (Note 5)	20,587	27,489	10,684

Net income	$50,371	$51,052	$19,842

Basic net income per common share	$0.73	$0.74	$0.28

Basic weighted average common shares	68,856,000	69,041,000	70,660,000

Diluted net income per common share	$0.72	$0.73	$0.28

Diluted weighted average common shares	69,751,000	69,709,000	70,662,000

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Net income	$50,371	$51,052	$19,842
Other comprehensive (loss) income:
Transition adjustment related to the adoption of SFAS 133	—	—	(103)
Net unrealized gain (loss) on derivative instruments	1,795	(2,759)	1,120
Foreign currency translation adjustment	(3,952)	(2,576)	(1,232)

Other comprehensive (loss) income, net of tax	(2,157)	(5,335)	(215)

Comprehensive income	$48,214	$45,717	$19,627

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance as of January 1, 1999	70,678,000	$707	$55,610	$106,383	$(724)	$161,976
Repurchase of common shares (Note 9)	(641,000)	(7)	(4,097)	—	—	(4,104)
Compensatory stock options	—	—	238	—	—	238
Capital contributions	—	—	100	—	—	100
Net income	—	—	—	19,842	—	19,842
Other comprehensive loss	—	—	—	—	(215)	(215)

Balance as of December 31, 1999	70,037,000	700	51,851	126,225	(939)	177,837
Repurchase of common shares (Note 9)	(2,411,000)	(24)	(27,550)	—	—	(27,574)
Exercise of stock options (Note 9)	986,000	10	10,353	—	—	10,363
Compensatory stock options	—	—	141	—	—	141
Tax benefit related to exercise of stock options	—	—	1,689	—	—	1,689
Net income	—	—	—	51,052	—	51,052
Other comprehensive loss	—	—	—	—	(5,335)	(5,335)

Balance as of December 31, 2000	68,612,000	686	36,484	177,277	(6,274)	208,173
Repurchase of common shares (Note 9)	(350,000)	(3)	(4,474)	—	—	(4,477)
Exercise of stock options (Note 9)	559,000	5	5,481	—	—	5,486
Compensatory stock options	—	—	98	—	—	98
Tax benefit related to exercise of stock options	—	—	3,216	—	—	3,216
Net income	—	—	—	50,371	—	50,371
Other comprehensive loss	—	—	—	—	(2,157)	(2,157)

Balance as of December 31, 2001	68,821,000	$688	$40,805	$227,648	$(8,431)	$260,710

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,371	$51,052	$19,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,545	20,377	19,164
Compensatory stock options and capital contributions	98	141	338
Loss on disposition of equipment	130	94	3,719
Deferred and prepaid income taxes, net	15,728	(10,602)	(5,531)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(12,769)	(27,978)	(5,879)
Inventories	(14,398)	(28,121)	1,164
Other receivables	(1,376)	23	602
Income taxes receivable	(6,449)	—	—
Prepaid expenses and other	(6,369)	215	(288)
Accounts payable	(5,413)	6,344	4,303
Accrued expenses, other current liabilities and accrued warranty	2,202	2,292	2,709
Income taxes payable	(14,912)	14,296	(1,298)

Net cash provided by operating activities	30,388	28,133	38,845
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(125)	958	255
Acquisitions of property and equipment	(44,702)	(26,999)	(16,792)
Proceeds from sale of property and equipment	164	37	566
Acquisitions of businesses (Note 2)	(8,699)	—	(7,720)
Other assets	(1,432)	1,806	(9)

Net cash used in investing activities	(54,794)	(24,198)	(23,700)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	156,047	138,149	82,600
Repayments of bank borrowings	(134,719)	(126,819)	(92,419)
Net proceeds from issuance of common shares	8,702	12,052	—
Repurchase of common shares and contributions of capital	(4,477)	(27,574)	(4,104)

Net cash provided by (used in) financing activities	25,553	(4,192)	(13,923)
Effect of exchange rate changes on cash	(390)	(387)	(276)

Net increase (decrease) in cash and cash equivalents	757	(644)	946
Cash and cash equivalents, beginning of period	4,855	5,499	4,553

Cash and cash equivalents, end of period	$5,612	$4,855	$5,499

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,882	$3,363	$2,233

Income taxes (net of refunds received)	$22,130	$22,146	$16,194

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2001, 2000 and 1999

Note 1—Significant Accounting Policies and Description of Business

        Description of Business-The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Its designs and innovations are protected by approximately 600 legal patents and 800 trademarks worldwide.

        Basis of Presentation-The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Principles of Consolidation-The consolidated financial statements include the accounts of Oakley, Inc. (a Washington corporation, which succeeded to all the assets and liabilities of Oakley, Inc., a California corporation) and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents-For purposes of the consolidated financial statements, investments purchased with an original maturity of three months or less are considered cash equivalents.

        Inventories-Inventories are stated at the lower of cost (first-in, first-out method) or market.

        Property and Equipment-Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives (generally three to seven years for property and equipment and 39 years for buildings) of the respective assets or, as to leasehold improvements, the term of the related lease if less than the estimated service life.

        Intangible Assets-The excess of cost over fair market value of net identifiable assets of acquired companies and other intangible assets of $24,491,000 (2001) and $18,105,000 (2000) included in other assets in the accompanying balance sheet is amortized on a straight-line basis over periods ranging from ten to fifteen years. The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis, the Company believes that no impairment of intangible assets existed at December 31, 2001.

        Long-Lived Assets-The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 2001, no impairment has been indicated.

        Revenue Recognition-Revenue is recognized when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company's management has determined that the application of SAB 101 did not have a material impact on the Company's consolidated financial statements.

        Financial Instruments-The carrying amounts of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and accounts payable, approximate fair value due to the short period of time between origination of the instruments and their expected realization. Management also believes the carrying amount of balances outstanding under the credit agreements approximates fair value as the underlying interest rates reflect market rates.

        Income Taxes-The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided for temporary differences between basis of assets and liabilities for financial statement and tax reporting purposes (Note 5).

        Foreign Currency Translation-The Company's primary functional currency is the U.S. dollar, while the functional currency of each of the Company's subsidiaries is the local currency of the subsidiary. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred (Note 8).

        Comprehensive Income-The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings. All periods have been restated to conform to SFAS No. 130.

        Stock-Based Compensation-The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for stock option awards granted at fair market value. Stock-based awards to non-employees are accounted for using the fair value method in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

        Earnings Per Share-Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2001, 2000 and 1999, the diluted weighted average common shares outstanding includes 895,000, 668,000 and 2,000, respectively, of dilutive stock options.

        Derivative Instruments and Hedging Activities—The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. The adoption of SFAS No. 133 resulted in a transition adjustment recorded by the Company as a cumulative-effect type adjustment of $103,000 in 1999 as a charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash-flow hedges. (Note 8)

        New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (SFAS No. 141), "Business Combinations." SFAS No. 141 eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 to have a material effect on the Company's financial position or results of operations.

        In June 2001, the FASB issued Statement No. 142 (SFAS No. 142), "Goodwill and Intangible Assets," which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002 and has begun to test goodwill for impairment under the new rules, applying a fair-value-based test. The Company expects that adoption of SFAS No. 142 will increase annual operating income through a reduction of amortization expense by approximately $1.2 million on an annual basis, based on recorded goodwill at December 31, 2001.

        In August 2001, the FASB issued Statement No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

        Reclassifications-Certain reclassifications have been made to prior period financial statements to conform to the presentation for the financial statements for the period ended December 31, 2001.

Certain Significant Risks and Uncertainties

        General Business-The Company's historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products, and there can be no assurance of the Company's ability to do so. The consumer products industry, including the eyewear, apparel, footwear and watch categories, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences; shifts in consumer preferences may adversely affect companies that misjudge such preferences.

        In addition, the Company has experienced significant growth under several measurements which has placed, and could continue to place, a significant strain on its employees and operations. If management is unable to anticipate or manage growth effectively, the Company's operating results could be materially adversely affected.

        Use of Estimates-The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates.

        Vulnerability Due to Supplier Concentrations-The Company uses a single source for the supply of several components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of the source for lens blanks, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

        Vulnerability Due to Customer Concentrations-Net sales to a sunglass and watch specialty retail chain ("Sunglass Hut") accounted for approximately 12.0%, 21.0% and 23.0% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively. There can be no assurances as to the future of the relationship between the Company and this retail chain. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and

Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also have resumed their business together on mutually agreed terms for the markets not specifically covered by this new agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

Note 2—Acquisitions

        On October 31, 2001, the Company acquired one of its largest U.S. customers, Iacon, Inc., a sunglass specialty retailer. On November 1, 1999, the Company acquired its exclusive Australian distributor. These acquisitions have been recorded using the purchase method of accounting and the results of operations from the date of acquisition have been included in the Company's consolidated financial statements. The purchase prices for these acquisitions were allocated on the respective dates of acquisition as follows:

	Iacon 2001	Australia 1999
Inventories, net	$2,747,000	$1,678,000
Other current assets	448,000	—
Property and equipment, net	2,276,000	476,000
Identified intangible assets	574,000	—
Goodwill	7,760,000	10,797,000
Assumed liabilities	(4,986,000)	(6,259,000)

	$8,819,000	$6,692,000

        The excess of the purchase prices over the fair values of the net assets acquired have been allocated to intangible assets, including goodwill, as referenced above, and are included in the caption "Other assets" in the accompanying consolidated balance sheets. Had the acquisitions occurred at the beginning of the fiscal year in which each acquisition was completed, or the beginning of the immediately preceding year, combined pro forma net sales, net income and net income per common share would not have been materially different from that currently being reported.

Note 3—Inventories

        Inventories at December 31, consist of the following:

	2001	2000
Raw materials	$23,137,000	$21,762,000
Finished goods	54,133,000	40,236,000

	$77,270,000	$61,998,000

Note 4—Property and Equipment

        Property and equipment at December 31, consist of the following:

	2001	2000
Land	$9,043,000	$9,017,000
Buildings and leasehold improvements	75,821,000	61,350,000
Equipment and furniture	144,315,000	116,840,000
Tooling	19,141,000	14,402,000

	248,320,000	201,609,000
Less accumulated depreciation and amortization	(101,729,000)	(79,785,000)

	$146,591,000	$121,824,000

Note 5—Income Taxes

        The provision for income taxes for the years ended December 31, consists of the following:

	2001	2000	1999
Current:
Federal	$12,738,000	$15,276,000	$10,406,000
State	4,001,000	2,610,000	2,540,000
Foreign	4,734,000	4,821,000	3,269,000

	21,473,000	22,707,000	16,215,000
Deferred:
Federal	(448,000)	3,537,000	(4,626,000)
State	(108,000)	934,000	(905,000)
Foreign	(330,000)	311,000	—

	(886,000)	4,782,000	(5,531,000)

	$20,587,000	$27,489,000	$10,684,000

A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:

	2001	2000	1999
Tax at U.S. Federal statutory rates	$24,835,000	$27,489,000	$10,684,000
State income taxes, net	2,530,000	2,304,000	1,080,000
Foreign sales corporation benefit, net of foreign tax rate differential	(6,957,000)	(1,602,000)	(1,308,000)
Other, net	179,000	(702,000)	228,000

	$20,587,000	$27,489,000	$10,684,000

        Deferred and prepaid income taxes consist of prepaid taxes of $267,000 at December 31, 2001 and $15,388,000 at December 31, 2000 and reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

	2001	2000
Current deferred tax assets:
Warranty reserve	$1,344,000	$1,552,000
Uniform capitalization	525,000	647,000
Sales returns reserve	1,136,000	939,000
State taxes	404,000	763,000
Inventory reserve	2,688,000	556,000
Allowance for doubtful accounts	467,000	496,000
Accrued vacation	574,000	494,000
Restructuring reserve	—	681,000
Other	1,329,000	1,181,000

Total current deferred tax assets	8,467,000	7,309,000
Long-term deferred tax liabilities:
Depreciation and amortization	(4,925,000)	(3,904,000)
Other comprehensive income	(1,247,000)	—
Other	965,000	—

Total long-term deferred tax liability	(5,207,000)	(3,904,000)

Net deferred tax assets	$3,260,000	$3,405,000

Note 6—Debt

        Line of Credit-In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.9% at December 31, 2001) or the bank's prime lending rate minus 0.25% (4.25% at December 31, 2001). At December 31, 2001 and 2000, the Company had $30.6 million and $15.0 million, respectively, outstanding under the credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2001, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $17.2 million of which $9.9 million was outstanding at December 31, 2001. In aggregate, at December 31, 2001, $40.5 million was outstanding under these credit facilities.

        Long-Term Debt-The Company has a real estate term loan with an outstanding balance of $16.3 million at December 31, 2001, which expires in September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (3.08% at December 31, 2001). In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%.

        The following schedule lists the Company's minimum annual principal payments on its long-term debt:

Year Ending December 31,
2002	$1,519,000
2003	1,519,000
2004	1,519,000
2005	1,519,000
2006	1,519,000
Thereafter	8,731,000

Total	$16,326,000

        Additionally, the Company has a note payable as a result of an acquisition in the amount of $2.2 million, net of discounts. The note is due in annual installments of $500,000 per year commencing in 2002 through 2006, with a portion of such payments contingent upon certain conditions.

Note 7—Commitments and Contingencies

        Leases-The Company is committed under noncancelable operating leases expiring at various dates through 2009 for certain offices, warehouse facilities, retail stores, production facilities and distribution centers.

        Minimum future annual rentals under these leases are as follows:

Year Ending December 31,	Related Party	Other	Total
2002	$3,000	$6,531,000	$6,534,000
2003	—	6,203,000	6,203,000
2004	—	5,162,000	5,162,000
2005	—	4,242,000	4,242,000
2006	—	2,569,000	2,569,000
Thereafter	—	4,074,000	4,074,000

Total	$3,000	$28,781,000	$28,784,000

        Rent expense for the years ended December 31, is summarized as follows:

	2001	2000	1999
Related parties	$48,000	$197,000	$125,000
Other	3,838,000	1,496,000	1,126,000

Total	$3,886,000	$1,693,000	$1,251,000

        Additionally, during the years ended December 31, 2001 and 2000, the Company paid an officer and shareholder of the Company approximately $135,000 and $170,000, respectively, for the placement of the Company's trademarks on, and related marketing activities in connection with, an automobile owned by the officer and shareholder, competing on the National Hot Rod Association drag racing circuit.

        Purchase Commitments-The Company has an exclusive dealing agreement, which renews annually, with its lens blank supplier and the supplier's French parent, pursuant to which the Company received the exclusive right to purchase decentered sunglass lenses, in return for the Company's agreement to fulfill all of its lens requirements, subject to certain exceptions, from such supplier.

        Employment and Consulting Agreements-The Company has entered into employment and consulting agreements with certain officers of the Company which have terms of two to three years. The agreements require minimum aggregate compensation to the respective officers. Additionally, the officers participate in a performance bonus plan, and the employment agreements establish minimum bonus targets for such officers.

        Endorsement Contracts-The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company's products. The contracts are primarily of short duration. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:

Year Ending December 31,
2002	$4,601,000
2003	2,654,000
2004	1,879,000
2005	599,000
2006	67,000
Thereafter	210,000

Total	$10,010,000

        Included in such amounts is an annual retainer of $0.5 million through 2005 for a director of the Company.

        Litigation-The Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not likely have a material adverse effect on the accompanying consolidated financial statements.

Note 8—Derivative Financial Instruments

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

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. At December 31, 2001, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $1.7 million of gains to earnings over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur within eighteen months or less.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the twelve months ended December 31, 2001, the Company reclassified into earnings net gains of $2.4 million resulting from the expiration, sale, termination, or exercise of foreign currency exchange contracts.

        The following is a summary of the foreign currency contracts outstanding by currency at December 31, 2001:

	December 31, 2001
	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
British pounds	$16,066,330	Jan. 2002 — Dec. 2002	$16,196,561
South African rand	893,155	Mar. 2002 — Sep. 2002	945,657
Canadian dollar	10,472,808	Feb. 2002 — Dec. 2002	10,583,848
Japanese yen	11,137,386	Mar. 2002 — Dec. 2002	12,236,115
French francs	13,133,834	Jan. 2002 — Jun. 2002	13,000,498
Euro	16,090,365	Jul. 2002 — Dec. 2002	16,542,455

	$67,793,878		$69,505,134

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 2001, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 9—Shareholders' Equity

        Stock Repurchase-In December 1999, the Company's Board of Directors authorized a repurchase by the Company of up to $20 million of the Company's common stock. The Company completed this repurchase program during the second quarter of 2000 resulting in aggregate repurchases of approximately 2,274,000 shares of its common stock at a cost of approximately $20.0 million, or an average cost of $8.79 per share. In December 2000, the Company's Board of Directors authorized another $20 million stock repurchase program to occur from time to time as market conditions warrant. Under this program, as of December 31, 2001 the Company had purchased approximately 1,128,000 shares of its common stock at an aggregate cost of approximately $16.2 million, or an average cost of $14.32 per share.

        Stock Incentive Plan-The Company's Amended and Restated 1995 Stock Incentive Plan (the "Plan") provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. These shares are granted at an exercise price equal to the fair market value of the Company's stock on the time of grant. Options vest over periods ranging from one to four years and expire ten years after the grant date. A total of 6,712,000 shares have been reserved for issuance under the Plan. At December 31, 2001, stock options for 1,704,894 shares were exercisable and 1,637,284 shares were available for issuance pursuant to new stock option grants.

        The following table summarizes information with respect to the Plan for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Outstanding shares at January 1	3,005,047	3,573,098	3,335,436
Granted	1,126,000	625,999	991,255
Cancelled	(76,459)	(208,079)	(753,593)
Exercised	(559,282)	(985,971)	—

Outstanding shares at December 31	3,495,306	3,005,047	3,573,098

Exercisable shares at December 31	1,704,894	1,649,397	2,065,019

Average exercise price at January 1	$10.37	$10.45	$10.88
Granted	16.89	10.42	7.56
Cancelled	13.56	11.10	8.54
Exercised	9.82	10.53	—
Average exercise price at December 31	$12.49	$10.37	$10.45
Weighted average exercise price of exercisable options at December 31	$10.81	$10.94	$11.82
Weighted average fair value of options granted during the year	$7.64	$4.55	$3.23

        Additional information regarding options outstanding as of December 31, 2001 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life (yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$5.56—8.75	419,404	7.14	$7.48	176,265	$7.89
$9.06—11.00	1,026,820	6.94	$10.36	658,611	$10.17
$11.50—13.32	1,331,477	6.77	$12.05	822,587	$11.57
$14.25—25.19	717,605	9.02	$19.26	47,431	$17.59

        During the years ended December 31, 2001, 2000 and 1999, the Company recorded stock compensation expense of $98,000, $141,000 and $238,000, respectively, associated with the fair value of stock options issued to non-employees.

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized in the financial statements for stock option awards granted at fair market value. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in accounting for stock-based awards as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Stock volatility	58.1%-83.7%	44.3%-58.7%	39.8%-51.5%
Risk-free interest rate	3.8%	5.5%	5.5%
Expected dividend yield	0%	0%	0%
Expected life of option	1-4 years	1-4 years	1-4 years

        If the computed fair value of the 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, net income would have been as follows:

	2001	2000	1999
Net income:
As reported	$50,371,000	$51,052,000	$19,842,000
Pro forma	$47,407,000	$48,328,000	$17,498,000
Basic net income per share:
As reported	$0.73	$0.74	$0.28
Pro forma	$0.69	$0.70	$0.25
Diluted net income per share:
As reported	$0.72	$0.73	$0.28
Pro forma	$0.68	$0.69	$0.25

Note 10—Net Sales

        The Company's net sales to U.S. and international customers for the years ended December 31, are summarized as follows:

	2001	2000	1999
United States	$213,143,000	$193,199,000	$141,767,000
International	216,124,000	170,275,000	116,105,000

	$429,267,000	$363,474,000	$257,872,000

Note 11—Segment and Geographic Information

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

        Although the Company operates in one industry segment, it derives revenues from different product lines within the segment. Revenues as a percentage of gross sales from external customers for each product line for the years ended December 31, are as follows:

	2001	2000	1999
Sunglasses	67.0%	73.9%	75.8%
Other consumer products	33.0	26.1	24.2

	100.0%	100.0%	100.0%

        Other consumer products consist of prescription eyewear, goggles, footwear, apparel, watches, accessories and Iacon sales of sunglasses other than the Company's.

        Consumer product information related to domestic and foreign operations is as follows:

	2001
	(in thousands)
	United States	Continental Europe	Other Countries	Consolidated
Net sales	$252,117	$72,301	$104,849	$429,267
Operating income	60,929	2,171	10,966	74,066
Net income	42,669	474	7,228	50,371
Identifiable assets	273,666	31,176	57,938	362,780
	2000
	(in thousands)
	United States	Continental Europe	Other Countries	Consolidated
Net sales	$222,691	$55,933	$84,850	$363,474
Operating income	67,506	3,230	10,528	81,264
Net income	42,076	2,154	6,822	51,052
Identifiable assets	186,088	55,092	61,806	302,986
	1999
	(in thousands)
	United States	Continental Europe	Other Countries	Consolidated
Net sales	$169,887	$40,880	$47,105	$257,872
Operating income	23,749	2,903	5,825	32,477
Net income	14,174	1,890	3,778	19,842
Identifiable assets	177,600	15,919	45,831	239,350

        Operating income and net income for the Company's foreign operations reflects Oakley product sales to its subsidiaries at transfer price and other corporate charges.

Note 12—Restructure Charge

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

        Related to this Restructuring Plan, the Company recorded a charge of $12.6 million ($8.2 million, or $0.12 per share, on an after-tax basis) during the fourth quarter of the fiscal year ended December 31, 1999. This charge was included in cost of goods sold and is comprised of the following components:

(in thousands)
Writedown of excess inventories (including inventory associated with product returns)	$8,502
Writedown of production equipment to estimated net realizable value	3,592
Other costs associated with Restructuring Plan	506

$12,600

        The $12.6 million charge included reserves related to inventory and sales returns, aggregating $6.5 million, which the Company fully utilized upon the completion of the Restructuring Plan in October 2000 with no revisions to the charge recorded.

Note 13—Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2001:
Net sales	$93,831	$131,212	$113,997	$90,227
Gross profit	54,411	84,186	66,785	49,553
Income before provision for income taxes	13,031	33,751	20,520	3,656
Net income	9,122	23,625	14,365	3,259
Basic net income per share	$0.13	$0.34	$0.21	$0.05
Diluted net income per share	$0.13	$0.34	$0.21	$0.05
Year ended December 31, 2000:
Net sales	$63,086	$100,013	$107,044	$93,331
Gross profit	39,075	66,743	65,133	54,116
Income before provision for income taxes	8,418	28,396	26,828	14,899
Net income	5,472	18,457	17,438	9,685
Basic net income per share	$0.08	$0.27	$0.25	$0.14
Diluted net income per share	$0.08	$0.27	$0.25	$0.14
Year ended December 31, 1999:
Net sales	$48,726	$72,071	$70,819	$66,256
Gross profit	28,673	46,784	44,127	28,950 (1)
Income (loss) before provision for income taxes	2,168	16,334	15,892	(3,868)
Net income (loss)	1,409	10,617	10,322	(2,506)
Basic net income (loss) per share	$0.02	$0.15	$0.15	$(0.04)
Diluted net income (loss) per share	$0.02	$0.15	$0.15	$(0.04)

(1)
Cost of goods sold includes a $12.6 million charge recorded in 1999 in connection with the restructuring of the Company's footwear, see Note 12 in Notes to Consolidated Financial Statements.

OAKLEY, INC. AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
For The Years Ended December 31, 2001, 2000 and 1999

	Balance at beginning of period	Additions charged to costs and expense		Deductions	Adjustments	Balance at end of period
For the year ended December 31, 2001:
Allowance for doubtful accounts	$1,512,000	$332,000		$—	$—	$1,844,000

Inventory reserve	$6,756,000	$1,318,000		$—	$—	$8,074,000

For the year ended December 31, 2000:
Allowance for doubtful accounts	$598,000	$914,000		$—	$—	$1,512,000

Inventory reserve	$9,272,000	$1,924,000		$(4,440,000)	$—	$6,756,000

For the year ended December 31, 1999:
Allowance for doubtful accounts	$621,000	$12,000		$(35,000)	$—	$598,000

Inventory reserve	$2,322,000	$6,950,000	(1)	$—	$—	$9,272,000

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

OAKLEY, INC.
By:	/s/ JIM JANNARD Jim Jannard Chairman of the Board and Chief Executive Officer
Date: March 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JIM JANNARD Jim Jannard	Chairman of the Board and CEO (Principal Executive Officer)	March 28, 2002
/s/ LINK NEWCOMB Link Newcomb	Chief Operating Officer and Director	March 28, 2002
/s/ THOMAS GEORGE Thomas George	Chief Financial Officer (Principal Accounting Officer)	March 28, 2002
/s/ ABBOTT BROWN Abbott Brown	Director	March 28, 2002
/s/ MICHAEL JORDAN Michael Jordan	Director	March 28, 2002
/s/ IRENE MILLER Irene Miller	Director	March 28, 2002
/s/ ORIN SMITH Orin Smith	Director	March 28, 2002

QuickLinks

Oakley, Inc. TABLE OF CONTENTS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Part II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands)
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
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Index To Consolidated Financial Statements
OAKLEY, INC. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts For The Years Ended December 31, 2001, 2000 and 1999
Signatures