Form 10-Q
period 2002-03-31
OAKLEY INC
filed 2002-05-15
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Class)	68,908,381 shares (Outstanding on May 10, 2002)

Oakley, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1—Condensed and Consolidated Financial Statements
Consolidated Balance Sheets (Unaudited) as of March 31, 2002 and December 31, 2001	3
Consolidated Statements of Income (Unaudited) for the three-month periods ended March 31, 2002 and 2001	4
Consolidated Statements of Comprehensive Income (Unaudited) for the three-month periods ended March 31, 2002 and 2001	4
Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended March 31, 2002 and 2001	5
Notes to Unaudited Consolidated Financial Statements	6-9
ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	8-15
ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	15-16
PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings	17
ITEM 2—Changes in Securities and Use of Proceeds	17
ITEM 3—Defaults Upon Senior Securities	17
ITEM 4—Submission of Matters to a Vote of Security Holders	17
ITEM 5—Other Information	17
ITEM 6—Exhibits and Reports on Form 8-K	17
Signatures	18

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(Unaudited) March 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,761	$5,612
Accounts receivable, less allowance for doubtful accounts of $1,930 (2002) and $1,844 (2001)	83,908	74,775
Inventories, net (Note 2)	78,503	77,270
Other receivables	2,799	3,097
Deferred and prepaid income taxes	8,717	8,734
Income tax receivable	1,798	6,449
Prepaid expenses and other	8,978	10,754

Total current assets	193,464	186,691
Property and equipment, net	148,348	146,591
Deposits	2,818	1,378
Goodwill	20,931	20,682
Other assets	7,398	7,438

TOTAL ASSETS	$372,959	$362,780

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit (Note 4)	$39,466	$40,533
Accounts payable	22,191	19,025
Accrued expenses and other current liabilities	15,905	15,293
Accrued warranty	3,630	3,503
Current portion of long-term debt (Note 4)	2,019	2,019

Total current liabilities	83,211	80,373
Deferred income taxes	5,837	5,207
Long-term debt, net of current portion	16,137	16,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,852,000 (2002) and 68,821,000 (2001) issued and outstanding	688	688
Additional paid-in capital	41,137	40,805
Retained earnings	233,210	227,648
Accumulated other comprehensive income	(7,261)	(8,431)

Total shareholders' equity	267,774	260,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$372,959	$362,780

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2002	2001	2001 Pro Forma(1)
Net sales	$109,572	$93,831	$93,831
Cost of goods sold	51,889	39,420	39,420

Gross profit	57,683	54,411	54,411
Operating expenses:
Research and development	3,864	2,549	2,549
Selling	27,475	24,376	24,376
Shipping and warehousing	4,369	3,977	3,977
General and administrative	12,758	9,635	9,326

Total operating expenses	48,466	40,537	40,228

Operating income	9,217	13,874	14,183
Interest expense, net	659	843	843

Income before provision for income taxes	8,558	13,031	13,340
Provision for income taxes	2,996	3,909	4,002

Net income	$5,562	$9,122	$9,338

Basic net income per common share	$0.08	$0.13	$0.14

Basic weighted average common shares	68,829,000	68,638,000	68,638,000

Diluted net income per common share	$0.08	$0.13	$0.13

Diluted weighted average common shares	69,655,000	69,800,000	69,800,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2002	2001	2001 Pro Forma(1)
Net income	$5,562	$9,122	$9,338
Other comprehensive income:
Net unrealized gain on derivative instruments	1,022	2,961	2,961
Foreign currency translation adjustment	148	(2,822)	(2,822)

Other comprehensive income, net of tax	1,170	139	139

Comprehensive income	$6,732	$9,261	$9,477

(1)
Pro forma results for 2001 assume the adoption of SFAS 142 effective January 1, 2001, and that goodwill is no longer amortized as of that date (see Note 1).

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,562	$9,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,668	5,385
Compensatory stock options	1	28
Loss on disposition of equipment	11	2
Deferred and prepaid income taxes, net	600	—
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(9,114)	1,761
Inventories	(1,063)	(13,850)
Other receivables	332	(306)
Income taxes receivable	4,650	—
Prepaid expenses and other	2,817	(5,079)
Accounts payable	3,232	255
Accrued expenses, other current liabilities and accrued warranty	784	1,122
Income taxes payable	—	(6,973)

Net cash provided by (used in) operating activities	14,480	(8,533)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(1,446)	(1,122)
Acquisitions of property and equipment	(8,224)	(10,566)
Proceeds from sale of property and equipment	1	31
Other assets	(389)	(77)

Net cash used in investing activities	(10,058)	(11,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	36,035	43,126
Repayments of bank borrowings	(37,580)	(23,680)
Net proceeds from exercise of stock options	330	583
Repurchase of common shares	—	(800)

Net cash (used in) provided by financing activities	(1,215)	19,229
Effect of exchange rate changes on cash	(58)	688

Net increase (decrease) in cash and cash equivalents	3,149	(350)
Cash and cash equivalents, beginning of period	5,612	4,855

Cash and cash equivalents, end of period	$8,761	$4,505

See accompanying Notes to Consolidated Financial Statements

Oakley, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Oakley, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of March 31, 2002, and the consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results of operations for the entire year ending December 31, 2002.

Note 2—Inventories

        Inventories consist of the following:

	March 31, 2002	December 31, 2001
Raw materials	$21,926,000	$23,137,000
Finished goods	56,577,000	54,133,000

	$78,503,000	$77,270,000

Note 3—Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization of purchased goodwill and other intangibles with indefinate useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and intangible assets, and determined that no impairment existed. Under SFAS No. 142, goodwill and intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill or intangible assets may be impaired.

	As of March 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$25,472,000	$4,541,000	$25,223,000	$4,541,000
Covenant not to compete	3,225,000	1,607,000	3,225,000	1,519,000
Reacquisition of distribution rights	3,067,000	1,096,000	3,067,000	1,045,000
Patents	3,575,000	1,119,000	3,575,000	1,038,000
Other identified intangible assets	751,000	16,000	645,000	6,000

Total	$36,090,000	$8,379,000	$35,735,000	$8,149,000

        Pro forma information for the quarter ended March 31, 2001, reflecting the adoption of SFAS No. 142, is presented on the face of the accompanying financial statements.

        Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the quarter ended March 31, 2002 was approximately $230,000 and is estimated to be, based on intangible assets at March 31, 2002, approximately $921,000 for fiscal 2002. Annual estimated amortization expense, based on intangible assets at March 31, 2002, is as follows:

Estimated Amortization Expense:
Fiscal 2003	$921,000
Fiscal 2004	921,000
Fiscal 2005	921,000
Fiscal 2006	861,000
Fiscal 2007	567,000

Note 4—Financing Arrangements

        Lines of Credit—In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.7% at March 31, 2002) or the bank's prime lending rate minus 0.25% (4.5% at March 31, 2002). At March 31, 2002, the Company had $23.0 million outstanding under this credit agreement. At March 31, 2002, the Company was in compliance with all restrictive covenants and financial ratios in such agreement. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $20 million, of which $16.5 million was outstanding at March 31, 2002. In aggregate, at March 31, 2002, $39.5 million was outstanding under these credit facilities.

        Long-Term Debt—The Company has a real estate term loan with an outstanding balance of $15.9 million at March 31, 2002, which matures September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.9% at March 31, 2002). In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the loan at 6.31%.

Additionally, the Company has a note payable as a result of an acquisition in the amount of $2.2 million, net of discounts. The note is due in annual installments of $500,000 per year commencing in 2002 through 2006, with a portion of such payments contingent upon certain conditions.

Note 5—Litigation

        The Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.

Note 6—Derivative Financial Information

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999.

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. At March 31, 2002, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $2.0 million of gains to earnings over the next 12 months. The Company hedges forecasted transactions that are determined probable to occur within 21 months or less.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended March 31, 2002, the Company reclassified into earnings a net gain of $0.3 million resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

Note 7—Earnings Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2002 and 2001, the diluted weighted average common shares outstanding included 825,000 and 1,162,000, respectively, of dilutive stock options.

Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations

        The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of approximately 9,000 active accounts with approximately 13,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores. In November 2001, the Company acquired Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona with 45 retail stores at March 31, 2002.

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

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates. The Company believes that the following discussion addresses the Company's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results.

Revenue Recognition

        The Company recognizes revenue when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company's shipping terms with all customers are FOB shipping point. Sales agreements with dealers and distributors normally provide payment terms of 30 to 180 days, depending on the product category. None of the Company's sales agreements with any of its customers provides for any rights of return by the customer, except for product warranty related issues. In addition, although the Company, at its sole discretion, may repurchase its own products to protect the Company image, this practice is infrequent and, historically, the value of these repurchases has not been significant.

Accounts Receivable

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by the Company's review of their current credit information. The Company continuously monitors its customer collections and payments and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same credit loss rates that have been experienced in the past.

Inventories

        Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements. As experienced in 2001, the demand for the Company's products could fluctuate significantly. Other factors which could affect demand for the Company's products include unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions, which could reduce demand for products sold by the Company and which could adversely affect profitability; and further terrorist acts, or the threat thereof, which could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance. Additionally, management's estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Foreign Currency Translation

        The Company has direct operations in Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts.

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

Vulnerability Due to Customer Concentrations

        Net sales to Sunglass Hut accounted for approximately 10.9% and 16.8% of the Company's net sales for the quarters ended March 31, 2002 and 2001, respectively. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also have resumed their business together on mutually agreed terms for the markets not specifically covered by this new agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

Net sales

        Net sales increased to $109.6 million for the three months ended March 31, 2002 from $93.8 million for the three months ended March 31, 2001, an increase of $15.8 million, or 16.8%. The increase in net sales was due to a 6.3%, or $4.3 million, increase in gross sunglass sales. Gross sunglass sales were $72.2 million for the first quarter of 2002 compared to $67.9 million for the first quarter of 2001. For the quarter ended March 31, 2002, the Company experienced a 3.3% decrease in sunglass unit volume as a result of an expected significant decline in unit sales to Sunglass Hut, partially offset by stronger sales to the Company's other retailers worldwide. Sunglass average selling prices increased 9.9% reflecting the continued shift in product mix to higher priced items in addition to the impact of the $5 retail price increase in North America on most sunglasses in July 2001. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's Minutes and newer sunglasses such as the Switch and Scarintroduced in 2001, offsetting declines in sales of more mature products. Sales of the Company's polarized styles for the three months ended March 31, 2002 also contributed to the increase in gross sales with a 47%, or $1.8 million, increase over the three months ended March 31, 2001. Increased sales from the Company's new product categories, comprised of footwear, apparel, watches and prescription eyewear, also contributed to the overall sales increase as gross sales increased 50.9%, or $11.1 million, to $32.9 million for the three months ended March 31, 2002 from $21.8 million for the three months ended March 31, 2001.

        The Company's U.S. net sales, excluding the Company's retail store operations, increased 13.5% to $52.4 million in the first quarter of 2002 from $46.1 million in the first quarter of 2001, as a result of a 29.1% increase in net sales to the Company's broad specialty store account base and other domestic sales, while sales to the Company's largest U.S. customer, Sunglass Hut, decreased 24.4% to $10.2 million for the three months ended March 31, 2002 from $13.5 million for the three months ended March 31, 2001. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut, the Company's largest customer. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass

Hut retail stores. The agreement marked the resumption of the business relationship between the two companies, which had been substantially reduced. Net sales from the Company's retail store operations, including Iacon stores acquired October 31, 2001, and the five new Oakley retail stores opened during the past 12 months, were $5.8 million for the quarter ended March 31. 2002, up from $0.7 million for the quarter ended March 31, 2001, an increase of $5.1 million. During the quarter ended March 31, 2002, the Company opened two new Iacon stores, bringing the total to 45, and one new Oakley store, bringing the total to seven. Total U.S. net sales increased 24.1% in the first quarter of 2002 to $58.2 million from $46.9 million in the comparable quarter in 2001. During the three months ended March 31, 2002, the Company's international net sales increased 9.4%, or $4.4 million, to $51.4 million from $46.9 million during the first quarter of 2001. This increase reflected the steady recovery of business in several major markets, especially those dependent on leisure travel activity, partially offset by declines in the South Pacific and Japan, where retail conditions continue to reflect weaknesses in the overall economy. Sales in South America also declined in the first quarter of 2002 from the comparable 2001 period; however, the Company expects to recover these sales as a new direct Brazilian office will begin operation in the second quarter of 2002. Sales from the Company's direct international offices represented 81% of total international sales for the three months ended March 31, 2002, compared to 80% for the comparable 2001 period.

Gross profit

        Gross profit increased to $57.7 million, or 52.6% of net sales, for the three months ended March 31, 2002 from $54.4 million, or 58.0% of net sales, for the three months ended March 31, 2001, an increase of $3.3 million, or 6.1%. The decrease in gross profit as a percentage of net sales reflects a higher concentration from footwear and apparel products which carry lower gross margins than the Company's eyewear products, coupled with higher sales discounts and successful efforts to reduce inventory levels of prior season close-out products at reduced margins.

Operating expenses

        Operating expenses increased to $48.5 million for the three months ended March 31, 2002 from $40.5 million for the three months ended March 31, 2002, an increase of $8.0 million, or 19.8%. As a percentage of net sales, operating expenses increased to 44.3% of net sales for the three months ended March 31, 2002 compared to 43.2% of net sales for the comparable period, as the Company continued to develop the infrastructure, both personnel and systems, to grow its new product categories, prudently increase its retail presence, expand distribution, including further expanding the Company's national specialty footwear and apparel accounts and premium dealer programs, and manage the growth of the business. Operating expenses included $2.4 million of expenses for the Company's retail operations, of which $1.7 million is attributable to Iacon.

        Research and development expenses increased $1.4 million to $3.9 million, or 3.6% of net sales, for the three months ended March 31, 2001, from $2.5 million, or 2.7% of net sales for the three months ended March 31, 2001, primarily as a result of greater new product development efforts. Selling expenses increased $3.1 million to $27.5 million, for the three months ended March 31, 2002, from $24.4 million for the three months ended March 31, 2001. As a percentage of net sales, selling expenses decreased to 25.1% of net sales for the first quarter of 2002 compared to 26.0% for the comparable prior year period as a result of the Company's cost management efforts. Shipping and warehousing expenses as a percentage of sales decreased to 4.0% of net sales for the three months ended March 31, 2002 from 4.3% of net sales for the three months ended March 31, 2001 as the Company leveraged its shipping expenses over higher sales. This leverage resulted from labor and freight cost efficiencies offsetting increased distribution center costs. General and administrative expenses increased $3.2 million to $12.8 million, or 11.7% of net sales, for the three months ended March 31, 2002, from $9.6 million, or 10.2% of net sales, for the three months ended March 31, 2001. This increase in general and administrative expenses was principally a result of greater personnel-related costs and information technology costs necessary to support and manage the Company's growth, as well as increased retail general and administrative expenses.

Operating income

        The Company's operating income decreased to $9.2 million for the three months ended March 31, 2002 from $13.9 million for the three months ended March 31, 2001, a decrease of $4.7 million. As a percentage of net sales, operating income decreased to 8.4% for the three months ended March 31, 2002 from 14.8% for the three months ended March 31, 2001.

Interest expense, net

        The Company had net interest expense of $0.7 million for the three months ended March 31, 2002, as compared with net interest expense of $0.8 million for the three months ended March 31, 2001. The decrease in interest expense is due to lower interest rates during the first quarter of 2002 offsetting increased average borrowings.

Income taxes

        The Company recorded a provision for income taxes of $3.0 million for the three months ended March 31, 2002 compared to $3.9 million for the three months ended March 31, 2001. The Company's effective tax rate for the quarter ended March 31, 2002 was 35%, compared to 30% for the comparable quarter in 2001 as a result of a one-time tax benefit associated with the Company's foreign operations in 2001. The Company expects the 35% tax rate to continue for the full year 2002.

Net income

        The Company's net income decreased to $5.6 million for the three months ended March 31, 2002 from $9.1 million for the three months ended March 31, 2001, a decrease of $3.5 million, or 39%.

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $14.5 million for the quarter ended March 31, 2002 compared to cash used in operating activities of $8.5 million for the comparable period in 2001. At March 31, 2002, working capital was $110.3 million compared to $87.9 million at March 31, 2001, a 25% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, increased to $83.9 million at March 31, 2002 compared to $74.8 million at December 31, 2001 with accounts receivable days outstanding at March 31, 2002 of 60 compared to 59 at December 31, 2001. Inventories increased to $78.5 million at March 31, 2002 compared to $77.3 million at December 31, 2001 and $74.2 million at March 31, 2001. This inventory reflects a 1.6% and 5.8% increase from December 31, 2001 and March 31, 2001, respectively, compared to revenue increases of 21.5% and 16.8%, respectively, for the quarter then ended. The increase in inventory from March 31, 2001 to March 31, 2002, is attributable to the increased inventory in the third party warehouse located in Japan and for the Company's retail store operations. Inventory turns, based on trailing twelve month cost of sales and average inventory balance, remained unchanged at 2.5 at March 31, 2002 and December 31, 2001.

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.7% at March 31, 2002) or the bank's prime lending rate minus 0.25% (4.5% at March 31, 2002). At March 31, 2002, the Company had an outstanding balance of $23.0 million under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2002, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is $20 million, of which $16.5 million was outstanding at March 31, 2002. In aggregate, at March 31, 2002, $39.5 million was outstanding under these credit facilities. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (2.9% at March 31, 2002). In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the loan at 6.31%. At March 31, 2002, the outstanding balance on the term loan was $15.9 million. The term loan is due in September 2007.

        Capital expenditures, net of retirements, for the three months ended March 31, 2002 were $8.2 million, which included $1.1 million for retail store operations. For 2002, the Company expects lower capital expenditure levels from 2001, with capital expenditures for its retail store operations to be an increasing percentage of total capital expenditures. As of March 31, 2002, the Company had commitments of approximately $0.2 million for future capital purchases.

        During December 2000, the Company's Board of Directors authorized another stock repurchase program by the Company of up to $20 million of the Company's common stock from time to time as market conditions warrant. As of March 31, 2002, the Company had repurchased under this program 1,128,000 shares for approximately $16.2 million, at an average price of $14.32. Approximately $3.8 million remains available under the current authorization with total common shares outstanding of 68,852,493 as of March 31, 2002.

        The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future. The Company's short-term funding comes from its current revolving line of credit which contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2002, the Company was in compliance with all restrictive covenants and financial ratios. In the second quarter of 2002, based on positive trends in cash flow performance, the Company elected not to pursue the long-term financing previously disclosed, but instead intends to rely on short-term financing capacities at more attractive rates for its capital needs.

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

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At March 31, 2002, the Company had a backlog of $59.1 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $10.0 million, compared to a backlog of $52.8 million, including backorders of $7.3 million at March 31, 2001. The backlog reflects higher eyewear orders, largely attributable to a change in Sunglass Hut's ordering patterns resulting in more advance orders for sunglass products compared to weekly replenishment orders of a year ago, and higher futures orders from retailers for the Company's spring and summer footwear and apparel lines, partially offset by lower futures orders for fall footwear and apparel products.

Inflation

        The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

Forward-Looking Statements

        This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners to increase production volumes in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the Company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions which could reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, which could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, which could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential effect of periodic power crises on the Company's operations including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2001 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

        Foreign currency—The Company has direct operations in Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at March 31, 2002.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at March 31, 2002:

	March 31, 2002
	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
British pounds	$12,316,986	Apr. 2002 - Dec. 2002	$12,639,136
South African rand	343,915	Jun. 2002 - Sep. 2002	340,196
Canadian dollar	7,694,288	Apr. 2002 - Dec. 2002	7,813,643
Japanese yen	14,476,363	Mar. 2002 - Dec. 2003	15,635,841
French francs	7,732,094	Apr. 2002 - Jun. 2002	7,817,659
Euro	15,846,407	Jul. 2002 - Dec. 2002	16,637,935
Australian dollar	12,937,999	Apr. 2002 - Dec. 2002	12,649,918

	$71,348,052		$73,534,328

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of March 31, 2002, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

        The Company sells direct and through its subsidiaries to various customers in the European Union which have adopted the Euro as a legal currency effective January 1, 1999. The Euro began circulation after a three-year transition period on January 1, 2002. The Company has upgraded certain of its information systems to enhance its capability to process transactions and keep records in Euros. The Company does not expect costs in connection with the Euro conversion, or other consequences of the Euro conversion, to have a material adverse affect on the Company.

        Interest Rates—The Company's principal line of credit, with a balance of $23.0 million outstanding at March 31, 2002, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 3.0% on the line of credit during the three months ended March 31, 2002, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $2,000 per year.

        The Company's long-term debt, with a balance of $15.9 million outstanding at March 31, 2002, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt. At March 31, 2002, the fair value of the Company's interest rate swap agreement was a loss of approximately $141,000.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security-Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        The following exhibits are included herein:

3.1	(1)	Articles of Incorporation of the Company
3.2	(2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
3.3	(3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)
10.27	(4)	Aircraft Lease Agreement, dated March 28, 2002, between Oakley, Inc. and X, Inc.

(1)
Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)
Filed herewith

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.
/s/ JIM JANNARD Jim Jannard Chief Executive Officer	May 14, 2002
/s/ THOMAS GEORGE Thomas George Chief Financial Officer	May 14, 2002

QuickLinks

Oakley, Inc. Index to Form 10-Q
  PART I. FINANCIAL INFORMATION
  ITEM 1—Financial Statements
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
Oakley, Inc. Notes to Unaudited Consolidated Financial Statements
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