Form 10-Q
period 2002-06-30
OAKLEY INC
filed 2002-08-14
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Class)	68,721,297 shares (Outstanding on August 9, 2002)

Oakley, Inc.

Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1—Condensed and Consolidated Financial Statements
Consolidated Balance Sheets (Unaudited) as of June 30, 2002 and December 31, 2001	3
Consolidated Statements of Income (Unaudited) for the three- and six-month periods ended June 30, 2002 and 2001	4
Consolidated Statements of Comprehensive Income (Unaudited) for the three- and six-month periods ended June 30, 2002 and 2001	4
Consolidated Statements of Cash Flows (Unaudited) for the six- month periods ended June 30, 2002 and 2001	5
Notes to Unaudited Consolidated Financial Statements	6-9
ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	10-19
ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	19-21
PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings	22
ITEM 2—Changes in Securities and Use of Proceeds	22
ITEM 3—Defaults Upon Senior Securities	22
ITEM 4—Submission of Matters to a Vote of Security Holders	22
ITEM 5—Other Information	22
ITEM 6—Exhibits and Reports on Form 8-K	23
Signatures	24

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,661	$5,612
Accounts receivable, less allowance for doubtful accounts of $2,029 (2002) and $1,844 (2001)	94,535	74,775
Inventories, net (Note 2)	82,514	77,270
Other receivables	2,305	3,097
Deferred and prepaid income taxes	12,357	8,734
Income tax receivable	—	6,449
Prepaid expenses and other	4,652	10,754

Total current assets	214,024	186,691
Property and equipment, net	151,024	146,591
Deposits	4,194	1,378
Goodwill	21,439	20,682
Other assets	8,821	7,438

TOTAL ASSETS	$399,502	$362,780

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit (Note 4)	$15,595	$40,533
Accounts payable	31,421	19,025
Accrued expenses and other current liabilities	25,738	15,293
Accrued warranty	3,698	3,503
Income taxes payable	12,987	—
Current portion of long-term debt (Note 4)	2,019	2,019

Total current liabilities	91,458	80,373
Deferred income taxes	4,603	5,207
Long-term debt, net of current portion	15,784	16,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,963,000 (2002) and 68,821,000 (2001) issued and outstanding	689	688
Additional paid-in capital	42,295	40,805
Retained earnings	255,544	227,648
Accumulated other comprehensive income	(10,871)	(8,431)

Total shareholders' equity	287,657	260,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$399,502	$362,780

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales	$145,144	$131,212	$254,716	$225,043
Cost of goods sold	54,077	47,026	105,966	86,446

Gross profit	91,067	84,186	148,750	138,597
Operating expenses:
Research and development	3,948	2,938	7,812	5,487
Selling	34,268	30,627	61,743	55,003
Shipping and warehousing	4,609	4,649	8,978	8,626
General and administrative	13,697	11,198	26,455	20,833

Total operating expenses	56,522	49,412	104,988	89,949

Operating income	34,545	34,774	43,762	48,648
Interest expense, net	185	1,023	844	1,866

Income before provision for income taxes	34,360	33,751	42,918	46,782
Provision for income taxes	12,026	10,126	15,022	14,035

Net income	$22,334	$23,625	$27,896	$32,747

Basic net income per common share	$0.32	$0.34	$0.41	$0.48

Basic weighted average common shares	68,908,000	68,930,000	68,869,000	68,788,000

Diluted net income per common share	$0.32	$0.34	$0.40	$0.47

Diluted weighted average common shares	69,912,000	70,101,000	69,783,000	69,903,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$22,334	$23,625	$27,896	$32,747
Other comprehensive (loss)/income:
Net unrealized (loss)/gain on derivative instruments	(5,105)	(316)	(4,083)	2,645
Foreign currency translation adjustment	1,496	(92)	1,644	(2,914)

Other comprehensive (loss)/income, net of tax	(3,609)	(408)	(2,439)	(269)

Comprehensive income	$18,725	$23,217	$25,457	$32,478

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,896	$32,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,806	10,967
Compensatory stock options	2	53
Loss on disposition of equipment	78	52
Deferred and prepaid income taxes, net	(4,226)	9,710
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(17,159)	(11,303)
Inventories	(2,749)	(18,221)
Other receivables	768	(289)
Income taxes receivable	6,449	—
Prepaid expenses and other	2,022	3,888
Accounts payable	11,843	5,888
Accrued expenses, other current liabilities and accrued warranty	9,979	(1,595)
Income taxes payable	12,899	(10,537)

Net cash provided by (used in) operating activities	61,608	21,360
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(2,735)	(2,632)
Acquisitions of property and equipment	(16,986)	(22,670)
Proceeds from sale of property and equipment	52	76
Other assets	(2,656)	348

Net cash used in investing activities	(22,325)	(24,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	56,624	73,824
Repayments of bank borrowings	(83,659)	(72,759)
Net proceeds from exercise of stock options	1,442	5,311
Repurchase of common shares	—	(800)

Net cash (used in) provided by financing activities	(25,593)	5,576
Effect of exchange rate changes on cash	(1,641)	(489)

Net increase (decrease) in cash and cash equivalents	12,049	1,569
Cash and cash equivalents, beginning of period	5,612	4,855

Cash and cash equivalents, end of period	$17,661	$6,424

See accompanying Notes to Consolidated Financial Statements

Oakley, Inc.

Notes to Unaudited Condensed and Consolidated Financial Statements

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

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of June 30, 2002, the consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results of operations for the entire year ending December 31, 2002.

Note 2—Inventories

        Inventories consist of the following:

	June 30, 2002	December 31, 2001
Raw materials	$24,532,000	$23,137,000
Finished goods	57,982,000	54,133,000

	$82,514,000	$77,270,000

Note 3—Goodwill and Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of the carrying value of its goodwill and intangible assets, and determined that no impairment existed. Under SFAS No. 142, goodwill and non-amortizing intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or intangible assets may be impaired.

        On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Upon adoption of SFAS No. 144, the Company performed an impairment test of its long-lived assets and determined that no impairment existed. Under SFAS No. 144, long-lived assets including amortizing intangible assets, will be tested for impairment whenever events or changes in circumstances indicate that carrying value of such assets may not be recoverable.

        Included in other assets in the accompanying unaudited consolidated financial statements are the following amortizing intangible assets.

	As of June 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$4,225,000	$1,707,000	$3,225,000	$1,519,000
Reacquisition of distribution rights	3,567,000	1,156,000	3,067,000	1,045,000
Patents	3,575,000	1,200,000	3,575,000	1,038,000
Other identified intangible assets	794,000	32,000	645,000	6,000

Total	$12,161,000	$4,095,000	$10,512,000	$3,608,000

        During 2002, the Company continued to transition its operations in Brazil to direct distribution from the previous independent distributor. As part of the transition, during the second quarter of 2002, the Company acquired certain intangible assets which are reflected above.

        Changes to goodwill during the three- and six-months ended June 30, 2002 are due to foreign exchange fluctuations.

        The following table reflects the impact that SFAS No. 142 would have had on prior year net income and net income per share if it had been adopted on January 1, 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net income	$22,334	$23,625	$27,896	$32,747
Add back: Goodwill amortization	—	305	—	614
Related income tax effect	—	(91)	—	(184)

Adjusted net income	$22,334	$23,839	$27,896	$33,177

Net income per share:
Basic	$0.32	$0.34	$0.41	$0.48
Add back: Goodwill amortization, net of related income tax effect	—	—	—	0.01

Adjusted basic net income per share	$0.32	$0.34	$0.41	$0.49

Diluted	$0.32	$0.34	$0.40	$0.47
Add back: Goodwill amortization, net of related income tax effect	—	—	—	0.01

Adjusted diluted net income per share	$0.32	$0.34	$0.40	$0.48

        Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three- and six-month periods June 30, 2002 was approximately $257,000 and $488,000, respectively, and is estimated to be, based on intangible assets at June 30, 2002, approximately $1,111,000 for fiscal 2002.

Annual estimated amortization expense, based on the Company's intangible assets at June 30, 2002, is as follows:

Estimated Amortization Expense:
Fiscal 2003	$1,247,000
Fiscal 2004	1,247,000
Fiscal 2005	1,247,000
Fiscal 2006	1,187,000
Fiscal 2007	832,000

Note 4—Financing Arrangements

        Lines of Credit—In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.85% at June 30, 2002) or the bank's prime lending rate minus 0.25% (4.75% at June 30, 2002). At June 30, 2002, the Company did not have any outstanding balance under this credit agreement. At June 30, 2002, the Company was in compliance with all restrictive covenants and financial ratios in such agreement. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is approximately $21.6 million, of which $15.6 million was outstanding at June 30, 2002. In aggregate, at June 30, 2002, $15.6 million was outstanding under these credit facilities.

        Long-Term Debt—The Company has a real estate term loan with an outstanding balance of $15.6 million at June 30, 2002, which matures September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.9% at June 30, 2002). In January 1999, the Company entered into an interest rate swap agreement that eliminates the risk to the Company of fluctuations in the variable rate of its real estate loan by fixing the interest rate over the term of the loan at 6.31%.

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

Note 6—Derivative Financial Information

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999.

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. At June 30, 2002, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $3.8 million of losses to earnings over the next 12 months. The Company hedges forecasted transactions that are determined probable to occur within 18 months or less.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three and six months ended June 30, 2002, the Company reclassified into earnings net losses of $0.7 million and $0.4 million, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts. During the three months ended June 30, 2002, the Company also recorded a nonrecurring credit of approximately $350,000 resulting from the favorable settlement of the treasury hedge entered into by the Company in connection with the previously announced long-term debt financing, which the Company elected not to pursue in the quarter ended June 30, 2002.

Note 7—Earnings Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended June 30, 2002 and 2001, the diluted weighted average common shares outstanding included 1,004,000 and 1,171,000, respectively, of dilutive stock options. For the six months ended June 30, 2002 and 2001, the diluted weighted average common shares outstanding includes 914,000 and 1,115,000, respectively, of dilutive stock options.

Note 8—New Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company expects to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations

        The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of approximately 9,000 active accounts with approximately 13,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores. The Company also operates eight Oakley retail stores in the United States that offer the full range of Oakley products. In November 2001, the Company acquired Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona with 51 retail stores at June 30, 2002.

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

Foreign Currency Translation

        The Company has direct operations in Europe, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts.

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

Vulnerability Due to Customer Concentrations

        Net sales to Sunglass Hut accounted for approximately 18.3% and 20.4% of the Company's net sales for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, net sales to Sunglass Hut accounted for approximately 15.1% and 18.8% of the Company's net sales, respectively. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also have resumed their business together on mutually agreed terms for the markets not specifically covered by this new agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

Commitments and Contingencies

        The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company's products.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Net sales

        Net sales increased to $145.1 million for the three months ended June 30, 2002 from $131.2 million for the three months ended June 30, 2001, an increase of $13.9 million, or 10.6%. One factor contributing to the increase in net sales was a 5.0%, or $5.4 million, increase in gross sunglass sales. Gross sunglass sales were $114.1 million for the second quarter of 2002 compared to $108.7 million for the comparable quarter of 2001. Sunglass average selling prices increased 15.3%

when compared with average selling prices for the comparable 2001 period, reflecting the continued shift in product mix to higher priced items, the weakening of the U.S. dollar, increasing contribution from the Company's retail stores and the impact of the $5 retail price increase in North America on most sunglasses in July 2001, partially offset by a 8.9% decrease in sunglass unit volume. Sunglass delivery shortfalls throughout the quarter and reduced demand attributable to weak retail environments in certain of the Company's international markets contributed to the unit decline. The delivery shortfall was a result of key raw material shortages caused in part by greater increases in summer demand than originally anticipated, commencing with the Sunglass Hut agreement signed in December 2001. The Company believes that the majority of these issues will be favorably resolved during the third quarter. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's newer sunglasses such as the Half Jacket, Wire Tap and Splice, introduced in 2002, the Switch, introduced in late 2001, and the Company's Wire products, offsetting declines in sales of more mature products. Sales of the Company's polarized styles for the three months ended June 30, 2002 also contributed to the increase in gross sales with a 45%, or $2.8 million, increase over the three months ended June 30, 2001. Sales of the Company's new product categories contributed significantly to the overall sales increase. Sales from the Company's new product categories increased 47.9%, or $10.5 million, to $32.4 million for the three months ended June 30, 2002 from $21.9 million for the three months ended June 30, 2001. Sales from the Company's new product categories, comprised of footwear, apparel, watches and prescription eyewear, accounted for 20.3% of the Company's gross sales for the quarter ended June 30, 2002 compared to 15.9% in the comparable period in 2001.

        The Company's U.S. net sales, excluding the Company's retail store operations, increased 11.4% to $77.0 million in the second quarter of 2002 from $69.1 million in the comparable quarter of 2001, as a result of a 15.8% increase in net sales to the Company's broad specialty store account base and other domestic sales, while sales to the Company's largest U.S. customer, Sunglass Hut, increased 2.6% to $23.7 million for the three months ended June 30, 2002 from $23.1 million for the three months ended June 30, 2001. Net sales from the Company's retail store operations, including Iacon stores acquired October 31, 2001, and the four new Oakley retail stores opened during the past 12 months, were $8.8 million for the quarter ended June 30, 2002, up from $1.5 million for the quarter ended June 30, 2001, an increase of $7.3 million. During the quarter ended June 30, 2002, the Company opened six new Iacon stores, bringing the total to 51, and one new Oakley store, bringing the total to eight. Total U.S. net sales increased 21.5% in the quarter ended June 30, 2002 to $85.8 million from $70.6 million in the comparable quarter in 2001. During the three months ended June 30, 2002, the Company's international net sales decreased 2.1%, or $1.3 million, to $59.3 million from $60.6 million for the three months ended June 30, 2001. The Company's international sales were impacted during the quarter ended June 30, 2002 by weak retail environments in Europe and Japan, and to a greater extent by the sunglass delivery shortfalls discussed above. International net sales for the quarter were more adversely affected than U.S. net sales by the sunglass delivery issues due to the longer lead times required for delivery outside the U.S. Net sales declined sharply in Latin America during the 2002 quarter due to the transition to direct distribution in Brazil from the previous independent distributor. The Company expects its Brazilian office to commence sales during the third quarter of 2002. During the quarter ended June 30, 2002, sales were strong in Canada and Africa and sales in the South Pacific region increased modestly from the prior year for the first time in a year. Sales from the Company's direct international offices represented 85% of total international sales for the three months ended June 30, 2002, compared to 79% for the comparable 2001 period.

Gross profit

        Gross profit increased to $91.1 million, or 62.7% of net sales, for the three months ended June 30, 2002 from $84.2 million, or 64.2% of net sales, for the three months ended June 30, 2001, an increase of $6.9 million, or 8.2%. The decrease in gross profit as a percentage of net sales reflected a higher contribution from footwear and apparel products which carry lower gross margins than the Company's eyewear products, coupled with higher sales discounts, partially offset by improved sunglass gross margins and the favorable effects of foreign exchange.

Operating expenses

        Operating expenses increased to $56.5 million for the three months ended June 30, 2002 from $49.4 million for the three months ended June 30, 2001, an increase of $7.1 million, or 14.4%. As a percentage of net sales, operating expenses increased to 38.9% of net sales for the three months ended June 30, 2002 compared to 37.7% of net sales for the comparable period, as the Company continued to develop the infrastructure, both personnel and systems, to grow its new product categories, increase its retail store presence, expand distribution, including further expanding the Company's national specialty footwear and apparel accounts and premium dealer programs, and manage the growth of the business. Operating expenses included $2.9 million of expenses for the Company's retail store operations, an increase of $2.3 million from the prior year period.

        Research and development expenses increased $1.0 million to $3.9 million, or 2.7% of net sales, for the three months ended June 30, 2002, from $2.9 million, or 2.2% of net sales, for the three months ended June 30, 2001, primarily as a result of greater new product development efforts. Selling expenses increased $3.7 million to $34.3 million, for the three months ended June 30, 2002, from $30.6 million for the three months ended June 30, 2001, primarily as a result of increased sales management expenses, partially offset by reduced commissions. As a percentage of net sales, selling expenses increased slightly to 23.6% of net sales for the quarter ended June 30, 2002 compared to 23.3% for the comparable prior year period. Shipping and warehousing expenses as a percentage of net sales decreased to 3.2% of net sales for the three months ended June 30, 2002 from 3.5% of net sales for the three months ended June 30, 2001 as the Company leveraged its shipping expenses over higher sales. This leverage resulted from labor and freight cost efficiencies. General and administrative expenses increased $2.5 million to $13.7 million, or 9.4% of net sales, for the three months ended June 30, 2002, from $11.2 million, or 8.5% of net sales, for the three months ended June 30, 2001. This increase in general and administrative expenses was principally a result of greater personnel-related costs necessary to support and manage the Company's growth, as well as increased retail store expenses. Other areas of increased costs include depreciation, provisions for doubtful accounts and credit insurance, and insurance expense. These increases were partially offset by the reduction of amortization expense for the three months ended June 30, 2002 of approximately $0.3 million due to the adoption of SFAS No. 142.

Operating income

        The Company's operating income decreased to $34.5 million for the three months ended June 30, 2002 from $34.8 million for the three months ended June 30, 2001, a decrease of $0.3 million. As a percentage of net sales, operating income decreased to 23.7% for the three months ended June 30, 2002 from 26.5% for the three months ended June 30, 2001.

Interest expense, net

        The Company had net interest expense of $0.2 million for the three months ended June 30, 2002, as compared with net interest expense of $1.0 million for the three months ended June 30, 2001. The decrease in interest expense is due to lower interest rates during the three months ended June 30, 2002, reduced short-term borrowing balances and a nonrecurring credit to interest expense of approximately $350,000 resulting from the favorable settlement of the treasury hedge entered into by the Company in connection with the previously announced long-term debt financing, which the Company elected not to pursue in the quarter ended June 30, 2002.

Income taxes

        The Company recorded a provision for income taxes of $12.0 million for the three months ended June 30, 2002 compared to $10.1 million for the three months ended June 30, 2001. The Company's effective tax rate for the quarter ended June 30, 2002 was 35%, compared to 30% for the comparable quarter in 2001 as a result of a one-time tax benefit associated with the Company's foreign operations in 2001. The Company expects the 35% tax rate to continue for the full year 2002.

Net income

        The Company's net income decreased to $22.3 million for the three months ended June 30, 2002 from $23.6 million for the three months ended June 30, 2001, a decrease of $1.3 million, or 5.5%.

Six Months Ended June 30, 2002 and 2001

Net sales

        Net sales increased to $254.7 million for the six months ended June 30, 2002 from $225.0 million for the six months ended June 30, 2001, an increase of $29.7 million, or 13.2%. One factor contributing to the increase in net sales was a 5.4%, or $9.7 million, increase in gross sunglass sales. Gross sunglass sales were $186.3 million for the first half of 2002 compared to $176.6 million for the first half of 2001. Sunglass average selling prices increased 13.1% when compared with average selling prices for the comparable 2001 period, reflecting the continued shift in product mix to more technical, premium-priced items, the weakening of the U.S. dollar, increasing contribution from the Company's retail stores and the impact of the $5 retail price increase in North America on most sunglasses in July 2001, partially offset by a 6.8% decrease in sunglass unit volume. A decline in Sunglass Hut unit sales during the first quarter of 2002, sunglass delivery shortfalls throughout the second quarter and reduced demand attributable to weak retail environments in certain of the Company's international markets contributed to the unit decline. The delivery shortfall was a result of key raw material shortages caused in part by greater increases in summer demand than originally anticipated, commencing with the Sunglass Hut agreement signed in December 2001. The Company believes that the majority of these issues will be favorably resolved during the third quarter. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's newer sunglasses such as the Half Jacket, Wire Tap and Splice, introduced in 2002, and the Scar, Switch and X-Metal Penny, introduced in 2001, offsetting declines in sales of more mature products. Sales of the Company's polarized styles for the six months ended June 30, 2002 also contributed to the increase in gross sales with a 45%, or $4.5 million, increase over the six months ended June 30, 2001. Increased sales from the Company's new product categories, comprised of footwear, apparel, watches and prescription eyewear, also contributed significantly to the overall sales increase as gross sales increased 49.4%, or $21.6 million, to $65.3 million for the six months ended June 30, 2002 from $43.7 million for the six months ended June 30, 2001.

        The Company's U.S. net sales, excluding the Company's retail store operations, increased 12.2% to $129.4 million in the six months ended June 30, 2002 from $115.3 million in the comparable period of 2001, as a result of a 21.3% increase in net sales to the Company's broad specialty store account base and other domestic sales, while sales to the Company's largest U.S. customer, Sunglass Hut, decreased 7.4% to $33.9 million for the six months ended June 30, 2002 from $36.6 million for the six months ended June 30, 2001. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut, the Company's largest customer. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement marked the resumption of the business relationship between the two companies, which had been substantially reduced. Net sales from the Company's retail store operations, including Iacon stores acquired October 31, 2001, and the four new Oakley retail stores opened during the past 12 months, were $14.6 million for the six months ended June 30, 2002, up from $2.2 million for the six months ended June 30, 2001, an increase of $12.4 million. During the six months ended June 30, 2002, the Company opened eight new Iacon stores, bringing the total to 51, and two new Oakley stores, bringing the total to eight. Total U.S. net sales increased 22.6% in the first half of 2002 to $144.0 million from $117.5 million in the comparable period in 2001. During the six months ended June 30, 2002, the Company's international net sales increased 2.9%, or $3.2 million, to $110.7 million from $107.5 million during the first half of 2001. Although the Company's international sales during the first half of 2002 have been impacted by weak retail environments in Europe, Japan and the South Pacific, all major markets other than Latin America experienced flat to modest growth during the first half of 2002, partially offset by a significant decline in Latin American sales. Latin America experienced a large decrease due to delays in the transition to direct distribution in Brazil from the previous independent distributor. The Company expects its Brazilian office to commence sales during the third quarter of 2002. Sales from the Company's direct international offices represented 83% of total international sales for the six months ended June 30, 2002, compared to 79% for the comparable 2001 period.

Gross profit

        Gross profit increased to $148.8 million, or 58.4% of net sales, for the six months ended June 30, 2002 from $138.6 million, or 61.6% of net sales, for the six months ended June 30, 2001, an increase of $10.2 million, or 7.4%. The decrease in gross profit as a percentage of net sales reflects a higher concentration from footwear and apparel products which carry lower gross margins than the Company's eyewear products, coupled with higher sales discounts, partially offset by improved sunglass gross margins and the favorable effects of foreign exchange.

Operating expenses

        Operating expenses increased to $105.0 million for the six months ended June 30, 2002 from $89.9 million for the six months ended June 30, 2001, an increase of $15.1 million, or 16.8%. As a percentage of net sales, operating expenses increased to 41.2% of net sales for the six months ended June 30, 2002 compared to 40.0% of net sales for the comparable period, as the Company continued to develop the infrastructure, both personnel and systems, to grow its new product categories, increase its retail store presence, expand distribution, including further expanding the Company's national specialty footwear and apparel accounts and premium dealer programs, and manage the growth of the business. Operating expenses included $5.3 million of expenses for the Company's retail store operations, an increase of $4.4 from the prior year period.

        Research and development expenses increased $2.3 million to $7.8 million, or 3.1% of net sales, for the six months ended June 30, 2002, from $5.5 million, or 2.4% of net sales, for the six months ended June 30, 2001, primarily as a result of greater new product development efforts. Selling expenses increased $6.7 million to $61.7 million for the six months ended June 30, 2002, from $55.0 million for the six months ended June 30, 2001, as a result of increased sales management, display and sports marketing expenses, offset by reduced commissions. As a percentage of net sales, selling expenses decreased to 24.2% of net sales for the six months ended June 30, 2002 compared to 24.4% for the comparable prior year period as a result of leverage on fixed expenses and reduced commissions. Shipping and warehousing expenses as a percentage of sales decreased to 3.5% of net sales for the six months ended June 30, 2002 from 3.8% of net sales for the six months ended June 30, 2001 as the Company leveraged its shipping expenses over higher sales. This leverage resulted from labor and freight cost efficiencies offsetting increased distribution center costs. General and administrative expenses increased $5.7 million to $26.5 million, or 10.4% of net sales, for the six months ended June 30, 2002, from $20.8 million, or 9.2% of net sales, for the six months ended June 30, 2001. This increase in general and administrative expenses was principally a result of greater personnel-related and administrative costs and information technology costs necessary to support and manage the Company's growth, as well as increased retail store expenses. Areas of increased costs include professional fees, provisions for doubtful accounts and credit insurance, depreciation expenses and insurance expenses. These increases were partially offset by the reduction of amortization expense for the six months ended June 30, 2002 of approximately $0.6 million primarily due to the adoption of SFAS No. 142.

Operating income

        The Company's operating income decreased to $43.8 million for the six months ended June 30, 2002 from $48.6 million for the six months ended June 30, 2001, a decrease of $4.8 million. As a percentage of net sales, operating income decreased to 17.2% for the six months ended June 30, 2002 from 21.6% for the six months ended June 30, 2001.

Interest expense, net

        The Company had net interest expense of $0.8 million for the six months ended June 30, 2002, as compared with net interest expense of $1.9 million for the six months ended June 30, 2001. The decrease in interest expense is due to lower interest rates during the six months ended June 30, 2002, reduced short-term borrowing balances and a nonrecurring credit to interest expense of approximately $350,000 resulting from the favorable settlement of the treasury hedge entered into by the Company in connection with the previously announced long-term debt financing, which the Company elected not to pursue in the quarter ended June 30, 2002.

Income taxes

        The Company recorded a provision for income taxes of $15.0 million for the six months ended June 30, 2002 compared to $14.0 million for the six months ended June 30, 2001. The Company's effective tax rate for the six months ended June 30, 2002 was 35%, compared to 30% for the comparable period in 2001 as a result of a one-time tax benefit associated with the Company's foreign operations in 2001. The Company expects the 35% tax rate to continue for the full year 2002.

Net income

        The Company's net income decreased to $27.9 million for the six months ended June 30, 2002 from $32.7 million for the six months ended June 30, 2001, a decrease of $4.8 million, or 14.7%.

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $61.6 million for the quarter ended June 30, 2002 compared to $21.4 million for the comparable period in 2001. At June 30, 2002, working capital was $122.6 million compared to $108.3 million at June 30, 2001, a 13% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, increased to $94.5 million at June 30, 2002 compared to $83.9 million at March 31, 2002 and $74.1 million at June 30, 2002 with quarterly accounts receivable days outstanding at June 30, 2002 of 59 compared to 69 at March 31, 2002 and 51 at June 30, 2001. Inventories increased to $82.5 million at June 30, 2002 compared to $78.5 million at March 31, 2002 and $78.4 million at June 30, 2001. This inventory reflects a 5.1% and 5.2% increase from March 31, 2002 and June 30, 2001, respectively, compared to revenue increases of 32.4% and 10.6%, respectively, from the quarters then ended. The increase in inventory from June 30, 2001 to June 30, 2002, is primarily attributable to the increased inventory for the Company's retail store operations. At June 30, 2002, quarterly inventory turns remained the same at 2.6 compared to March 31, 2002 and increased from 2.4 at June 30, 2001.

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.85% at June 30, 2002) or the bank's prime lending rate minus 0.25% (4.75% at June 30, 2002). At June 30, 2002, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2002, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate U.S dollar borrowing limit on the foreign lines of credit is approximately $20 million, of which $15.6 million was outstanding at June 30, 2002. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (2.9% at June 30, 2002). At June 30, 2002, the outstanding balance on the term loan was $15.6 million. The term loan is due in September 2007. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the loan at 6.31%.

        Capital expenditures, net of retirements, for the six months ended June 30, 2002 were $16.5 million, which included $2.5 million for retail store operations. For 2002, the Company expects lower capital expenditure levels from 2001, with capital expenditures for its retail store operations to be an increasing percentage of total capital expenditures. As of June 30, 2002, the Company had commitments of approximately $0.4 million for future capital purchases.

        During December 2000, the Company's Board of Directors authorized another stock repurchase program by the Company of up to $20 million of the Company's common stock from time to time as market conditions warrant. As of June 30, 2002, the Company had repurchased under this program 1,128,000 shares for approximately $16.2 million, at an average price per share of $14.32. Approximately $3.8 million remains available under the current authorization with total common shares outstanding of 68,972,779 as of June 30, 2002.

        The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future. The Company's short-term funding comes from its current revolving line of credit which contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2002, the Company was in compliance with all restrictive covenants and financial ratios. In the second quarter of 2002, based on positive trends in cash flow performance, the Company elected not to pursue the long-term financing previously disclosed, but instead intends to rely on short-term financing capacities at more attractive rates for its capital needs.

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

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At June 30, 2002, the Company had a backlog of $61.4 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $10.5 million, compared to a backlog of $52.4 million, including backorders of $4.9 million, at June 30, 2001. The backlog reflects continued strong demand, coupled with an approximately $3.0 million increase in sunglass backorders resulting from delivery shortfalls that occurred throughout the second quarter as discussed above.

Inflation

        The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

Forward-Looking Statements

        This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the Company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions which could reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, which could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, which could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential effect of periodic power crises on the Company's operations including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2001 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

        Foreign currency—The Company has direct operations in Europe, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at June 30, 2002.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at June 30, 2002:

	June 30, 2002
	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
British pounds	$16,742,273	Jul. 2002 - Ju1. 2003	$16,263,477
South African rand	2,321,214	Sep. 2002 - Mar. 2003	2,045,899
Canadian dollar	6,373,677	Jul. 2002 - Dec. 2002	6,167,926
Japanese yen	19,484,864	Sep. 2002 - Dec. 2003	19,642,606
Euro	26,325,357	Jul. 2002 - Feb. 2003	24,286,876
Australian dollar	10,753,308	Jul. 2002 - Dec. 2002	9,770,397

	$82,000,693		$78,177,181

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 2002, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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

        Interest Rates—The Company's principal line of credit, with no outstanding balance at June 30, 2002, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 3.2% on the line of credit during the six months ended June 30, 2002, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $2,000 per year.

        The Company's long-term debt, with a balance of $15.6 million outstanding at June 30, 2002, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt. At June 30, 2002, the fair value of the Company's interest rate swap agreement was a loss of approximately $615,000.

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

  (a)
  The Registrant's Annual Meeting of Shareholders was held on June 6, 2002.

  (b)
  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect six Directors. All such nominees were elected.

  (c)
  The matters voted at the meeting and the results were as follows:

  (1)
  To elect six directors to serve as such until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	For	Withheld
Director #1—Jim Jannard	64,136,320	3,463,381
Director #2—Link Newcomb	64,136,320	3,463,381
Director #3—Irene Miller	67,426,457	173,244
Director #4—Orin Smith	67,426,457	173,244
Director #5—Michael Jordan	63,157,693	4,442,008
Director #6—Abbott Brown	67,254,047	345,654
    (2)
    To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2002.

For	Against	Abstain
65,922,626	1,644,854	32,219

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        The following exhibits are included herein:

3.1(1)	Articles of Incorporation of the Company
3.2(2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
3.3(3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)
10.28(4)	Aircraft Lease Agreement, dated May 6, 2002, between Oakley, Inc. and N2T, Inc.
10.29(4)	Amendment to Trademark License Agreement, dated June 1, 2002, between Oakley, Inc. and Y, LLC.
99.1(4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

(2)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)
Filed herewith.

        The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.
August 13, 2002	By:	/s/ JIM JANNARD Jim Jannard Chief Executive Officer
August 13, 2002	By:	/s/ THOMAS GEORGE Thomas George Chief Financial Officer

QuickLinks

Oakley, Inc. Index to Form 10-Q
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share and per share data)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
Oakley, Inc. Notes to Unaudited Condensed and Consolidated Financial Statements
  Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2 . Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES