Form 10-Q
period 2002-09-30
OAKLEY INC
filed 2002-11-14
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Class)	68,491,871 shares (Outstanding on November 12, 2002)

Oakley, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1—Condensed and Consolidated Financial Statements
Consolidated Balance Sheets (Unaudited) as of September 30, 2002 and December 31, 2001	3
Consolidated Statements of Income (Unaudited) for the three- and nine-month periods ended September 30, 2002 and 2001	4
Consolidated Statements of Comprehensive Income (Unaudited) for the three- and nine-month periods ended September 30, 2002 and 2001	4
Consolidated Statements of Cash Flows (Unaudited) for the nine- month periods ended September 30, 2002 and 2001	5
Notes to Unaudited Consolidated Financial Statements	6-9
ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	10-21
ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	21-22
ITEM 4—Controls and Procedures	22-23
PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings	24
ITEM 2—Changes in Securities and Use of Proceeds	24
ITEM 3—Defaults Upon Senior Securities	24
ITEM 4—Submission of Matters to a Vote of Security Holders	24
ITEM 5—Other Information	24
ITEM 6—Exhibits and Reports on Form 8-K	24
Signatures	25
Certification for Quarterly Reports	26-27

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,445	$5,612
Accounts receivable, less allowance for doubtful accounts of $2,021 (2002) and $1,844 (2001)	83,743	74,775
Inventories, net (Note 2)	85,946	77,270
Other receivables	3,069	3,097
Deferred and prepaid income taxes	12,364	8,734
Income tax receivable	—	6,449
Prepaid expenses and other	7,378	10,754

Total current assets	204,945	186,691
Property and equipment, net	150,968	146,591
Deposits	2,873	1,378
Goodwill	21,080	20,682
Other assets	9,108	7,438

TOTAL ASSETS	$388,974	$362,780

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit (Note 4)	$13,768	$40,533
Accounts payable	26,132	19,025
Accrued expenses and other current liabilities	26,070	15,293
Accrued warranty	3,658	3,503
Income taxes payable	3,220	—
Current portion of long-term debt (Note 4)	2,019	2,019

Total current liabilities	74,867	80,373
Deferred income taxes	4,656	5,207
Long-term debt, net of current portion	15,432	16,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,486,000 (2002) and 68,821,000 (2001) issued and outstanding	685	688
Additional paid-in capital	36,311	40,805
Retained earnings	267,798	227,648
Accumulated other comprehensive income	(10,775)	(8,431)

Total shareholders' equity	294,019	260,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$388,974	$362,780

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Net sales	$131,913	$113,997	$386,629	$339,040
Cost of goods sold	57,629	47,212	163,595	133,658

Gross profit	74,284	66,785	223,034	205,382
Operating expenses:
Research and development	4,397	2,661	12,209	8,148
Selling	32,049	27,275	93,791	82,278
Shipping and warehousing	4,770	4,613	13,748	13,239
General and administrative	13,796	11,086	40,252	31,919

Total operating expenses	55,012	45,635	160,000	135,584

Operating income	19,272	21,150	63,034	69,798
Interest expense, net	421	630	1,265	2,496

Income before provision for income taxes	18,851	20,520	61,769	67,302
Provision for income taxes	6,597	6,155	21,619	20,190

Net income	$12,254	$14,365	$40,150	$47,112

Basic net income per common share	$0.18	$0.21	$0.58	$0.68

Basic weighted average common shares	68,728,000	69,028,000	68,824,000	68,869,000

Diluted net income per common share	$0.18	$0.21	$0.58	$0.67

Diluted weighted average common shares	69,104,000	69,714,000	69,564,000	69,861,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Net income	$12,254	$14,365	$40,150	$47,112
Other comprehensive (loss)/income:
Net unrealized (loss)/gain on derivative instruments	1,064	(798)	(3,019)	1,847
Foreign currency translation adjustment	(969)	533	675	(2,381)

Other comprehensive (loss)/income, net of tax	95	(265)	(2,344)	(534)

Comprehensive income	$12,349	$14,100	$37,806	$46,578

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,150	$47,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,029	16,915
Compensatory stock options	3	79
Loss on disposition of equipment	98	89
Deferred and prepaid income taxes, net	(4,173)	9,710
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(6,911)	(17,567)
Inventories	(7,324)	(24,211)
Other receivables	(182)	(713)
Income taxes receivable	6,449	—
Prepaid expenses and other	282	(3,659)
Accounts payable	6,870	(75)
Accrued expenses, other current liabilities and accrued warranty	10,431	3,363
Income taxes payable	3,127	(13,091)

Net cash provided by operating activities	69,849	17,952
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(1,445)	(2,605)
Acquisitions of property and equipment	(24,090)	(34,114)
Proceeds from sale of property and equipment	81	139
Other assets	(2,492)	(1,007)

Net cash used in investing activities	(27,946)	(37,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	63,212	122,660
Repayments of bank borrowings	(92,039)	(103,939)
Net proceeds from exercise of stock options	1,703	5,461
Repurchase of common shares	(6,250)	(3,955)

Net cash (used in) provided by financing activities	(33,374)	20,227
Effect of exchange rate changes on cash	(1,696)	863

Net increase in cash and cash equivalents	6,833	1,455
Cash and cash equivalents, beginning of period	5,612	4,855

Cash and cash equivalents, end of period	$12,445	$6,310

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

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of September 30, 2002, the consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results of operations for the entire year ending December 31, 2002.

Note 2—Inventories

        Inventories consist of the following:

	September 30, 2002	December 31, 2001
Raw materials	$24,393,000	$23,137,000
Finished goods	61,553,000	54,133,000

	$85,946,000	$77,270,000

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

        On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Upon adoption of SFAS No. 144, the Company performed an impairment test of its long-lived assets and determined that no impairment existed. Under SFAS No. 144, long-lived assets, including amortizing intangible assets, will be tested for impairment whenever events or changes in circumstances indicate that carrying value of such assets may not be recoverable.

        Included in other assets in the accompanying unaudited consolidated financial statements are the following amortizing intangible assets.

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$4,255,000	$1,831,000	$3,225,000	$1,519,000
Reacquisition of distribution rights	3,567,000	1,233,000	3,067,000	1,045,000
Patents	3,588,000	1,282,000	3,575,000	1,038,000
Other identified intangible assets	965,000	65,000	645,000	6,000

Total	$12,375,000	$4,411,000	$10,512,000	$3,608,000

        During 2002, the Company transitioned its operations in Brazil to direct distribution from the previous independent distributor. As part of the transition during the second and third quarters of 2002, the Company acquired certain intangible assets which are reflected above. Changes to goodwill during the three- and nine-months ended September 30, 2002 are due to foreign exchange fluctuations.

        The following table reflects the impact that SFAS No. 142 would have had on prior year net income and net income per share if it had been adopted on January 1, 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net income	$12,254	$14,365	$40,150	$47,112
Add back: Goodwill amortization	—	305	—	919
Related income tax effect	—	(92)	—	(276)

Adjusted net income	$12,254	$14,578	$40,150	$47,755

Net income per share:
Basic	$0.18	$0.21	$0.58	$0.68
Add back: Goodwill amortization, net of related income tax effect	—	—	—	0.01

Adjusted basic net income per share	$0.18	$0.21	$0.58	$0.69

Diluted	$0.18	$0.21	$0.58	$0.67
Add back: Goodwill amortization, net of related income tax effect	—	—	—	0.01

Adjusted diluted net income per share	$0.18	$0.21	$0.58	$0.68

        Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three- and nine-month periods ended September 30, 2002 was approximately $314,000 and $802,000, respectively, and is estimated to be, based on intangible assets at September 30, 2002, approximately

$1,119,000 for fiscal 2002. Annual estimated amortization expense, based on the Company's intangible assets at September 30, 2002, is as follows:

Estimated Amortization Expense:
Fiscal 2003	$1,265,000
Fiscal 2004	1,265,000
Fiscal 2005	1,265,000
Fiscal 2006	1,206,000
Fiscal 2007	851,000

Note 4—Financing Arrangements

        Lines of Credit—In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.55% at September 30, 2002) or the bank's prime lending rate minus 0.25% (4.50% at September 30, 2002). At September 30, 2002, the Company did not have any outstanding balance under this credit agreement. At September 30, 2002, the Company was in compliance with all restrictive covenants and financial ratios in such agreement. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate borrowing limit on the foreign lines of credit is approximately $22.4 million, of which $13.8 million was outstanding at September 30, 2002.

        Long-Term Debt—The Company has a real estate term loan with an outstanding balance of $15.2 million at September 30, 2002, which matures September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.8% at September 30, 2002). In January 1999, the Company entered into an interest rate swap agreement that eliminates the risk to the Company of fluctuations in the variable rate of its real estate loan by fixing the interest rate over the term of the loan at 6.31%.

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

Note 6—Derivative Financial Information

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999.

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. At September 30, 2002, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $1.9 million of losses to earnings over the next 12 months. The Company has hedged certain forecasted transactions that are determined probable to occur within 15 months or less.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three- and nine- month periods ended September 30, 2002, the Company reclassified into earnings net losses of $1.8 million and $2.2 million, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts. During the nine months ended September 30, 2002, the Company also recorded a nonrecurring credit of approximately $350,000 resulting from the favorable settlement of a treasury hedge entered into by the Company in connection with the previously announced long-term debt financing, which the Company elected not to pursue in the quarter ended June 30, 2002.

Note 7—Earnings Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended September 30, 2002 and 2001, the diluted weighted average common shares outstanding included 376,000 and 686,000, respectively, of dilutive stock options. For the nine months ended September 30, 2002 and 2001, the diluted weighted average common shares outstanding includes 740,000 and 992,000, respectively, of dilutive stock options.

Note 8—New Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations

        The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of approximately 9,300 active accounts with approximately 14,900 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores. The Company also operates ten Oakley retail stores in the United States that offer the full range of Oakley products. In November 2001, the Company acquired Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona with 57 retail stores at September 30, 2002.

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

Recent Developments

        In September 2002, the Company revised its sales and earnings guidance for the remainder of 2002 due to soft consumer spending which has resulted in lower-than-expected sales of the Company's sunglass products in most of the Company's major markets. The Company reduced its third quarter sales expectations by approximately 15% from previous guidance and substantially reduced its guidance for earnings per share. Based on sales trends, the Company also revised its fourth quarter outlook and indicated it anticipated net sales growth of approximately 20-22%, to between $108.0 and $110.0 million, and earnings per share to be approximately $0.10 per diluted share. Also in September 2002, the Pacific Maritime Association closed 29 West Coast ports and locked out approximately 10,500 longshoremen. After an 11-day shutdown, a federal judge ordered the re-opening of the ports for an 80-day cooling-off period. Because the labor issues leading to the port closures have not been resolved, it is unclear when the ports will return to their normal operation. A future lockout, or other similar event, could adversely affect the Company's ability to receive raw materials and finished product, including apparel and footwear, and could interrupt the production and distribution of the Company's watch, goggle, apparel, sunglass and prescription eyewear products. Such an event could adversely affect the Company's sales for the balance of 2002 and in the first and second quarter of 2003.

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

Revenue Recognition

        The Company recognizes revenue when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company's shipping terms with all customers are FOB shipping point. Sales agreements with dealers and distributors normally provide payment terms of 30 to 180 days, depending on the product category. Although none of the Company's sales agreements with any of its customers provides for any rights of return by the customer, except for product warranty related issues, the Company occasionally accepts returns at its sole discretion. The Company records a provision for sales returns & claims based upon historical experience. Actual returns and claims in any future period may differ from the Company's estimates. In addition, although the Company, at its sole discretion, may repurchase its own products to protect the Company image, this practice is infrequent and, historically, the value of these repurchases has not been significant.

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

Foreign Currency Translation

        The Company has direct operations in Continental Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts.

Vulnerability Due to Supplier Concentrations

        The Company relies on a single source for the supply of several components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of the source for lens blanks, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials can be located or developed in a timely manner.

Vulnerability Due to Customer Concentrations

        Net sales to Sunglass Hut accounted for approximately 10.0% and 1.6% of the Company's net sales for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, net sales to Sunglass Hut accounted for approximately 13.4% and 13.1% of the Company's net sales, respectively. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United

Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also have resumed their business together on mutually agreed terms for the markets not specifically covered by this new agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

Commitments and Contingencies

        The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company's products.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Net sales

        Net sales increased to $131.9 million for the three months ended September 30, 2002 from $114.0 million for the three months ended September 30, 2001, an increase of $17.9 million, or 15.7%. Gross sunglass sales were $86.0 million for the third quarter of 2002 compared to $67.9 million for the comparable quarter of 2001. Sunglass average selling prices increased 4.0% with a 21.7% increase in sunglass unit volume when compared with average selling prices and unit volume for the comparable 2001 period. The increased unit volume resulted primarily from the resumption of business with Sunglass Hut in December 2001. In addition, the increase in average selling price and unit volume reflects the continued shift in product mix to more technical and premium-priced items, the weakening of the U.S. dollar, and increasing contribution from the Company's retail stores. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's newer sunglasses such as the Half Jacket, Splice, and Half Wire introduced in 2002, and the Company's Wire products, offsetting declines in sales of more mature products. Sales of more mature products on which the Company relies for a substantial portion of its sales have significantly underperformed earlier expectations and in many cases have fallen below prior year levels. Part of this underperformance can be attributed to more cannibalization from newer product styles than was originally forecast and the balance can be attributed to weak retail conditions. Gross sales of the Company's polarized styles for the three months ended September 30, 2002 increased 15%, or $0.7 million, over the three months ended September 30, 2001. Sales of the Company's new product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 15.5%, or $5.2 million, to $38.4 million for the three months ended September 30, 2002 from $33.2 million for the three months ended September 30, 2001 and accounted for 26.9% of the Company's gross sales for the third quarter of 2002, compared to 28.3% for the comparable period in 2001. As previously disclosed in April 2002, the Company's fall footwear orders were below expectations due to limited distribution in major US footwear chains and smaller independent stores, which resulted in a decline in footwear sales in the third quarter. In addition, the Company's footwear sales were negatively impacted by delays in the receipt of footwear during the quarter ended September 30, 2002 due to the West Coast port shutdown. Excluding the expected decline in the Company's footwear business, new product category sales increased 38.3% during the quarter ended September 30, 2002 over the comparable 2001 period.

        The Company's total U.S. net sales increased 24.8% in the quarter ended September 30, 2002 to $64.4 million from $51.6 million in the comparable quarter in 2001. Excluding the Company's retail store operations, U.S. net sales increased 11.8% to $55.9 million in the third quarter of 2002 from $50.0 million in the comparable quarter of 2001. Sales to the Company's largest U.S. customer, Sunglass Hut, were $10.5 million for the three months ended September 30, 2002 up substantially from

$0.4 million for the three months ended September 30, 2001 when shipments to Sunglass Hut were temporarily suspended. The Company and Sunglass Hut expect later in the year to return to a weekly inventory replenishment system similar to the system in place prior to Luxottica's acquisition of Sunglass Hut. Sales to the Company's broad specialty store account base and other domestic sales decreased 8.3% to $45.4 million during the three months ended September 30, 2002 from $49.5 million in the comparable 2001 period, primarily as a result of a decline in sunglass sales and footwear sales due to the factors described above and weak retail conditions. In addition, prior year results in these channels benefited from the commencement of the Oakley Premium Dealer program and other new distribution strategies designed to offset the temporary suspension of shipments to Sunglass Hut. Regarding the Company's domestic distribution network, the Company has been experiencing increased sales with concept shops located in select department stores. The Company expects to have 41 concept shops in various department stores for the 2002 holiday season and expects to have approximately 60 shops for the spring 2003 season.

        Net sales from the Company's retail store operations, including Iacon stores acquired October 31, 2001, were $8.5 million for the three months ended September 30, 2002, an increase of $6.9 million from $1.6 million for the quarter ended September 30, 2001. During the quarter ended September 30, 2002, the Company opened seven new Iacon stores, bringing the total stores to 57 at the end of the quarter, and two new Oakley stores, bringing the total to ten. Retail sales represented 6.4% of total net sales for the quarter and is expected to represent an increasing percentage of sales in the future when compared to prior periods.

        During the three months ended September 30, 2002, the Company's international net sales increased 8.2%, or $5.1 million, to $67.5 million from $62.4 million for the three months ended September 30, 2001. On a constant dollar basis, international sales grew 4.3% for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. The increase in the Company's international sales was primarily due to increases in sales in Europe, Australia, Canada and Asia, outside of Japan, offset by declines in Japan and Latin America. In Europe, although the Company experienced an increase in sales over the prior year, sales have been below expectations due to continued weak economic conditions and competitive pressures in the sunglass category from strong fashion brands. The decline in Japanese sales appears to be due to very weak economic conditions, which has resulted in the closing or reorganization of certain major customers. Net sales for the Company's new Brazilian operation were $0.7 million for the three months ended September 30, 2002; these sales are expected to improve beginning in the fourth quarter as the new operation completes its development and the summer season commences. Sales from the Company's direct international offices represented 87% of total international sales for the three months ended September 30, 2002, compared to 85% for the comparable 2001 period.

Gross profit

        Gross profit increased to $74.3 million, or 56.3% of net sales, for the three months ended September 30, 2002 from $66.8 million, or 58.6% of net sales, for the three months ended September 30, 2001, an increase of $7.5 million, or 11.2%. The decrease in gross profit as a percentage of net sales reflected higher sales discounts, a negative impact from foreign exchange rates and lower footwear margins. In addition, the Iacon sales of sunglass brands other than Oakley, as well as the associated occupancy costs, have had a negative impact on the Company's year over year gross margin comparison due to Iacon not being included in the comparable 2001 period. These negative factors were partially offset by the positive mix effect of increased sunglass and prescription sales relative to sales of lower gross margin product categories. The Company's footwear margins were lower in 2002 when compared to 2001 due to successful efforts to reduce inventory levels of prior season close-out products at reduced margins, increased tooling costs per unit and provisions for slow-moving inventory.

Operating expenses

        Operating expenses increased to $55.0 million for the three months ended September 30, 2002 from $45.6 million for the three months ended September 30, 2001, an increase of $9.4 million, or 20.6%. As a percentage of net sales, operating expenses increased to 41.7% of net sales for the three months ended September 30, 2002 compared to 40.0% of net sales for the comparable 2001 period. Operating expenses included $3.2 million of expenses for the Company's retail store operations, an increase of $2.6 million from the prior year period. Research and development expenses increased $1.7 million to $4.4 million, or 3.3% of net sales, for the three months ended September 30, 2002, from $2.7 million, or 2.3% of net sales, for the three months ended September 30, 2001, primarily as a result of greater new product development efforts in multiple categories, with the largest increase associated with the Company's footwear development. Selling expenses increased $4.7 million to $32.0 million, for the three months ended September 30, 2002, from $27.3 million for the three months ended September 30, 2001, primarily as a result of increased sales management, retail selling expenses, displays and display depreciation and sports marketing expenses, partially offset by reduced commissions. As a percentage of net sales, selling expenses increased to 24.3% of net sales for the quarter ended September 30, 2002 compared to 23.9% for the comparable 2001 period. The Company plans to increase modestly its domestic sunglass advertising expense as a percentage of sales during the spring and summer of 2003 to support the 2003 sunglass launches. Shipping and warehousing expenses as a percentage of net sales decreased to 3.6% of net sales for the three months ended September 30, 2002 from 4.0% of net sales for the three months ended September 30, 2001 as the Company leveraged its shipping expenses over higher sales. This leverage resulted from labor and freight cost efficiencies offsetting increased domestic distribution center costs and increased international third party distribution costs. General and administrative expenses increased $2.7 million to $13.8 million, or 10.5% of net sales, for the three months ended September 30, 2002, from $11.1 million, or 9.7% of net sales, for the three months ended September 30, 2001. This increase in general and administrative expenses was principally a result of greater personnel-related costs necessary to support and manage the Company's growth, as well as increased retail store expenses. Other areas of increased costs include depreciation, provisions for doubtful accounts and credit insurance, and repairs and maintenance expenses. These increases were partially offset by the reduction of amortization expense for the three months ended September 30, 2002 of approximately $0.3 million due to the adoption of SFAS No. 142.

Operating income

        The Company's operating income decreased to $19.3 million for the three months ended September 30, 2002 from $21.2 million for the three months ended September 30, 2001, a decrease of $1.9 million. As a percentage of net sales, operating income decreased to 14.6% for the three months ended September 30, 2002 from 18.6% for the three months ended September 30, 2001.

Interest expense, net

        The Company had net interest expense of $0.4 million for the three months ended September 30, 2002, as compared with net interest expense of $0.6 million for the three months ended September 30, 2001. The decrease in interest expense is due to lower interest rates during the three months ended September 30, 2002 and reduced short-term borrowing balances.

Income taxes

        The Company recorded a provision for income taxes of $6.6 million for the three months ended September 30, 2002 compared to $6.2 million for the three months ended September 30, 2001. The Company's effective tax rate for the quarter ended September 30, 2002 was 35%, compared to 30% for the comparable quarter in 2001 as a result of a one-time tax benefit associated with the Company's foreign operations in 2001. The Company expects the 35% tax rate to continue for the full year 2002.

Net income

        The Company's net income decreased to $12.3 million for the three months ended September 30, 2002 from $14.4 million for the three months ended September 30, 2001, a decrease of $2.1 million, or 14.6%.

Nine Months Ended September 30, 2002 and 2001

Net sales

        Net sales increased to $386.6 million for the nine months ended September 30, 2002 from $339.0 million for the nine months ended September 30, 2001, an increase of $47.6 million, or 14.0%. One factor contributing to the increase in net sales was an 11.4%, or $27.8 million, increase in gross sunglass sales. Gross sunglass sales were $272.3 million for the nine months ended September 30, 2002 compared to $244.5 million for the nine month ended September 30, 2001. Sunglass unit volume increased by 0.5% with sunglass average selling prices increasing 10.7% when compared with average selling prices for the comparable 2001 period, reflecting the continued shift in product mix to more technical and premium-priced items, the weakening of the U.S. dollar, increasing contribution from the Company's retail stores and the impact of the $5 retail price increase in North America on most sunglasses in July 2001. Strong Sunglass Hut unit sales during the third quarter of 2002 due to the resumption of normal sunglass deliveries made up for the unit volume decrease in the first and second quarters in 2002 as compared to the prior year. In addition, during the second quarter of 2002, the Company experienced delivery shortfalls as a result of key raw material shortages caused in part by greater increases in summer demand than originally anticipated, commencing with the Sunglass Hut agreement signed in December 2001. The Company also experienced reduced demand attributable to weak retail environments in certain of the Company's international markets. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's newer sunglasses such as the Half Jacket, Wire Tap, Splice, and Switch, introduced in 2002, the Switch and E-Wire 2.1, introduced in 2001, and the Square Wire 2.0 introduced in 2000, offsetting declines in sales of more mature products. Sales of the Company's polarized styles for the nine months ended September 30, 2002 also contributed to the increase in gross sales with a 36%, or $5.3 million, increase over the nine months ended September 30, 2001. Increased sales from the Company's new product categories, comprised of footwear, apparel, watches and prescription eyewear, also contributed significantly to the overall sales increase as gross sales increased 34.7%, or $26.7 million, to $103.7 million for the nine months ended September 30, 2002 from $77.0 million for the nine months ended September 30, 2001.

        The Company's total U.S. net sales increased 23.2% for the nine months ended September 30, 2002 to $208.4 million from $169.2 million in the comparable period in 2001. Excluding the Company's retail store operations, U.S. net sales increased 12.1% to $185.3 million in the nine months ended September 30, 2002 from $165.3 million in the comparable period of 2001, as a result of a 19.8% increase in sales to the Company's largest U.S. customer, Sunglass Hut, coupled with a 9.9% increase in net sales to the Company's broad specialty store account base and other domestic sales. Sales to Sunglass Hut increased $7.3 million to $44.3 million for the nine months ended September 30, 2002 from $37.0 million for the nine months ended September 30, 2001. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut, the Company's largest customer. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement marked the resumption of the business relationship between the two companies, which had been substantially reduced during the second half of 2001.

        Net sales from the Company's retail store operations, including Iacon stores acquired October 31, 2001, were $23.2 million for the nine months ended September 30, 2002, up from $3.9 million for the nine months ended September 30, 2001, an increase of $19.3 million. During the nine months ended

September 30, 2002, the Company opened 15 new Iacon stores, bringing the total stores to 57 at September 30, 2002, and four new Oakley stores, bringing the total to ten. Retail sales represented 6.0% of total net sales for the nine months and are expected to represent an increasing percentage of sales in the future when compared to prior periods.

        During the nine months ended September 30, 2002, the Company's international net sales increased 4.9%, or $8.3 million, to $178.2 million from $169.9 million during the nine months ended September 30, 2001. On a constant dollar basis, international sales grew 4.4% for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Although the Company's international sales during the first nine months of 2002 have been impacted by weak retail environments in Europe and Japan, all major markets other than Japan and Latin America experienced growth during the nine months ended September 30, 2002 over the comparable 2001 period. During the second quarter of 2002, international net sales were more adversely affected than U.S. net sales by the sunglass delivery issues discussed above due to the longer lead times required for delivery outside the U.S. Latin America experienced a large decrease in net sales in the 2002 period due to delays in the transition to direct distribution in Brazil from the previous independent distributor. Net sales for the Company's new Brazilian operation, which commenced operations in the third quarter of 2002, were $0.7 million for the three months ended September 30, 2002; these sales are expected to improve beginning in the fourth quarter as their summer season commences. Sales from the Company's direct international offices represented 84% of total international sales for the nine months ended September 30, 2002, compared to 81% for the nine months ended September 30, 2001.

Gross profit

        Gross profit increased to $223.0 million, or 57.7% of net sales, for the nine months ended September 30, 2002 from $205.4 million, or 60.6% of net sales, for the nine months ended September 30, 2001, an increase of $17.6 million, or 8.6%. The decrease in gross profit as a percentage of net sales reflects higher overall sales discounts, coupled with a lower concentration of sunglass and prescription eyewear products relative to sales of lower gross margin product categories. Iacon sales of sunglass brands other than Oakley, as well as the associated occupancy costs, have also had a negative impact on the Company's year over year gross margin comparison due to Iacon not being included in the comparable 2001 period. Foreign exchange had a favorable impact on gross margin relative to the comparable period. The Company's footwear margins were lower in 2002 when compared to 2001 due to successful efforts to reduce inventory levels of prior season close-out products at reduced margins, increased tooling costs per unit and provisions for slow-moving inventory.

Operating expenses

        Operating expenses increased to $160.0 million for the nine months ended September 30, 2002 from $135.6 million for the nine months ended September 30, 2001, an increase of $24.4 million, or 18.0%. As a percentage of net sales, operating expenses increased to 41.4% of net sales for the nine months ended September 30, 2002 compared to 40.0% of net sales for the comparable period in 2001. Operating expenses included $8.4 million of expenses for the Company's retail store operations, an increase of $7.1 from the prior year period.

        Research and development expenses increased $4.1 million to $12.2 million, or 3.2% of net sales, for the nine months ended September 30, 2002, from $8.1 million, or 2.4% of net sales, for the nine months ended September 30, 2001, primarily as a result of greater new product development efforts in all product categories, with the largest increase associated with the Company's footwear development. Selling expenses increased $11.5 million to $93.8 million for the nine months ended September 30, 2002, from $82.3 million for the nine months ended September 30, 2001, as a result of increased sales management, display and display depreciation and sports marketing expenses, partially offset by reduced commissions. As a percentage of net sales, selling expenses remained at 24.3% of net sales for the nine months ended September 30, 2002 and 2001. Shipping and warehousing expenses as a percentage of sales decreased to 3.6% of net sales for the nine months ended September 30, 2002 from 3.9% of net sales for the nine months ended September 30, 2001 as the Company leveraged its shipping expenses over higher sales. This leverage resulted from labor and freight cost efficiencies offsetting increased domestic distribution center facility costs and increased international third party distribution costs. General and administrative expenses increased $8.4 million to $40.3 million, or 10.4% of net sales, for the nine months ended September 30, 2002, from $31.9 million, or 9.4% of net sales, for the nine months ended September 30, 2001. The increase in general and administrative expenses was principally a result of greater personnel-related and administrative costs and information technology costs necessary to support and manage the Company's growth, as well as increased retail store expenses. Areas of increased costs include depreciation, provisions for doubtful accounts and credit insurance, bank charges and insurance expense. These increases were partially offset by the reduction of amortization expense for the nine months ended September 30, 2002 of approximately $0.9 million primarily due to the adoption of SFAS No. 142.

Operating income

        The Company's operating income decreased to $63.0 million for the nine months ended September 30, 2002 from $69.8 million for the nine months ended September 30, 2001, a decrease of $6.8 million. As a percentage of net sales, operating income decreased to 16.3% for the nine months ended September 30, 2002 from 20.6% for the nine months ended September 30, 2001.

Interest expense, net

        The Company had net interest expense of $1.3 million for the nine months ended September 30, 2002, as compared with net interest expense of $2.5 million for the nine months ended September 30, 2001. The decrease in interest expense is due to lower interest rates during the nine months ended September 30, 2002, reduced short-term borrowing balances and a nonrecurring credit to interest expense of approximately $350,000 resulting from the favorable settlement of a treasury hedge entered into by the Company in connection with the previously announced long-term debt financing, which the Company elected not to pursue in the quarter ended June 30, 2002.

Income taxes

        The Company recorded a provision for income taxes of $21.6 million for the nine months ended September 30, 2002 compared to $20.2 million for the nine months ended September 30, 2001. The Company's effective tax rate for the nine months ended September 30, 2002 was 35%, compared to 30% for the comparable period in 2001 as a result of a one-time tax benefit associated with the Company's foreign operations in 2001. The Company expects the 35% tax rate to continue for the full year 2002.

Net income

        The Company's net income decreased to $40.2 million for the nine months ended September 30, 2002 from $47.1 million for the nine months ended September 30, 2001, a decrease of $6.9 million, or 14.6%.

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $69.8 million for the quarter ended September 30, 2002 compared to $18.0 million for the comparable period in 2001. At September 30, 2002, working capital was $130.1 million compared to $113.1 million at September 30, 2001, a 15% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions, and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, was $83.7 million at September 30, 2002 compared to $94.5 million at June 30, 2002 and $81.2 million at September 30, 2001, with quarterly accounts receivable days outstanding at September 30, 2002 of 58 compared to 59 at June 30, 2002 and 66 at September 30, 2001. Inventories increased to $85.9 million at September 30, 2002 compared to $82.5 million at June 30, 2002 and $85.1 million at September 30, 2001. This inventory reflects a 0.9% increase from September 30, 2001, compared to a revenue increase of 15.7% from the quarter ended September 30, 2001. Excluding inventory growth attributable to the Company's acquired and expanded retail operations, inventory at September 30, 2002 decreased $4.9 million, or 5.8%, from September 30, 2001. At September 30, 2002, quarterly inventory turns were 2.7 compared to 2.6 at June 30, 2002 and increased from 2.2 at September 30, 2001.

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.55% at September 30, 2002) or the bank's prime lending rate minus 0.25% (4.50% at September 30, 2002). At September 30, 2002, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 2002, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate U.S dollar borrowing limit on the foreign lines of credit is approximately $22.4 million, of which $13.8 million was outstanding at September 30, 2002. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (2.8% at September 30, 2002). At September 30, 2002, the outstanding balance on the term loan was $15.2 million. The term loan is due in September 2007. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the loan at 6.31%.

        The Company also has a note payable as a result of an acquisition in the amount of $2.2 million, net of discounts. The note is due in annual installments of $500,000 per year commencing in 2002 through 2006, with a portion of such payments contingent upon certain conditions.

        Capital expenditures, net of retirements, for the nine months ended September 30, 2002 were $23.9 million, which included $4.6 million for retail store operations. For 2002, the Company expects lower capital expenditure levels from 2001, with capital expenditures for its retail store operations to be an increasing percentage of total capital expenditures. As of September 30, 2002, the Company had commitments of approximately $0.4 million for future capital purchases.

        During December 2000, the Company's Board of Directors authorized a stock repurchase program by the Company of up to $20 million of the Company's common stock from time to time as market conditions warrant. As of September 30, 2002, the Company had repurchased under this program 1,400,500 shares for approximately $20.0 million, at an average price per share of $14.24. In September 2002, the Company's Board of Directors authorized the repurchase of up to an additional $20 million of its common stock in the open market. As of September 30, 2002, the Company had repurchased under this program 225,500 shares for approximately $2.4 million, at an average price of

$10.65. Approximately $17.6 million remains available under the current authorization with total common shares outstanding of 68,485,621 as of September 30, 2002.

        The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future. The Company's short-term funding comes from its current revolving line of credit which contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 2002, the Company was in compliance with all restrictive covenants and financial ratios.

Seasonality

        Historically, the Company's sales, in the aggregate, have been highest in the period from March to September, the period during which sunglass use is typically highest in the northern hemisphere. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of goggles, which generate gross profits at lower levels than sunglasses, are lowest in the second quarter. This seasonal trend contributes to the Company's gross profit in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product category introductions, such as apparel, footwear and watches, and the Company's international expansion have partially mitigated the impact of seasonality.

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At September 30, 2002, the Company had a backlog of $58.2 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $12.1 million, compared to a backlog of $40.1 million, including backorders of $5.9 million, at September 30, 2001. The increased backlog reflects orders from the renewed relationship with Sunglass Hut, a strong increase in bookings for the Company's Spring 2003 lines of footwear and apparel, and orders for the new Wisdom™ goggle to be launched in the fourth quarter.

Inflation

        The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

Forward-Looking Statements

        This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the

Company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential effect of periodic power crises on the Company's operations including temporary blackouts at the Company's facilities; port closures or other similar events could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2001 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

        Foreign currency—The Company has direct operations in Continental Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at September 30, 2002.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at September 30, 2002:

	September 30, 2002
	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
British pounds	$17,519,643	Oct. 2002 - Oct. 2003	$16,826,123
South African rand	1,608,249	Dec. 2002 - Mar. 2003	1,430,800
Canadian dollar	2,760,697	Oct. 2002 - Dec. 2002	2,793,443
Japanese yen	15,668,353	Dec. 2002 - Dec. 2003	15,873,543
Euro	42,366,543	Oct. 2002 - Dec. 2003	41,437,199
Australian dollar	5,952,412	Oct. 2002 - Dec. 2002	5,582,341

	$85,875,897		$83,943,449

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 2002, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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

        Interest Rates—The Company's principal line of credit, with no outstanding balance at September 30, 2002, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 3.2% on the line of credit during the nine months ended September 30, 2002, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $2,000 per year.

        The Company's long-term real estate loan, with a balance of $15.2 million outstanding at September 30, 2002, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of this long-term debt. At September 30, 2002, the fair value of the Company's interest rate swap agreement was a loss of approximately $1,300,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the

Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

Changes in Internal Controls

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

(4)
Filed herewith.

        The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.
/s/ JIM JANNARD Jim Jannard Chief Executive Officer	November 12, 2002
/s/ THOMAS GEORGE Thomas George Chief Financial Officer	November 12, 2002

CERTIFICATION FOR
QUARTERLY REPORTS ON FORM 10-Q

        I, Jim Jannard, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Oakley, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/12/02	/s/ JIM JANNARD Jim Jannard Chief Executive Officer

CERTIFICATION FOR
QUARTERLY REPORTS ON FORM 10-Q

        I, Thomas George, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Oakley, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/12/02	/s/ THOMAS GEORGE Thomas George Chief Financial Officer

QuickLinks

Oakley, Inc. Index to Form 10-Q
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share and per share data)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
Oakley, Inc. Notes to Unaudited Condensed and Consolidated Financial Statements
SIGNATURES
CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q