Form 10-K
period 2002-12-31
OAKLEY INC
filed 2003-03-31
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity, as of the close of business on June 30, 2002:    $509,425,438

Number of shares of common stock, $.01 par value, outstanding as of the close of business on March 24, 2003:    68,068,463 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the registrant's 2003 Annual Shareholders Meeting are incorporated by reference into Part II and Part III herein.

Oakley, Inc.
TABLE OF CONTENTS

Part I

BUSINESS

General

        Oakley, Inc. (referenced here as the "Company" or "Oakley") is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation that commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Approximately 600 patents and 900 trademarks worldwide protect the Company's designs and innovations.

Forward-Looking Statements

        When used in this document, the words "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "predicts," "will" or the negative thereof and similar expressions are intended to identify, in certain circumstances, forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the Company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions, which could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, which could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, which could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential effect of periodic power crises on the Company's operations, including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based; the actual cost of the restructuring of the Company's European operations, which may vary significantly from management's estimates of those costs; and the Company's ability to identify and execute successfully cost control initiatives. Because of these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements.

        The company makes available through its corporate website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such reports are filed or furnished to the Securities and Exchange Commission.

Product Design and Development

        At its core, Oakley is a technology company, in business to seek out problems with existing consumer products and solve them in ways that redefine product categories. The foundation of the Company is built on three fundamental precepts: Find opportunity. Solve with technology. Wrap in art.

        To date, the Company has designed its eyewear, footwear, watch, apparel and other accessories using its own resources in order to preserve brand image, which the Company believes will bring greater respect and demand for Oakley's products over the long term.

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

        The Company's products undergo extensive testing throughout development. The American National Standards Institute (ANSI) and the American Society for Testing and Materials (ASTM) have established specific testing criteria for eyewear. These tests analyze product safety and provide quantitative measure of optical quality, UV protection, light transmission and impact resistance. In addition, the Company performs a broad range of eyewear coatings durability testing and mechanical integrity testing that includes extremes of UV, heat, condensation and humidity. With strict guidelines from the ASTM and other industry authorities, Oakley footwear and apparel are tested to ensure quality, performance and durability that meet or exceed these standards. Research and development expenses during the years ended December 31, 2002, 2001 and 2000 were $16,016,000, $11,318,000 and $7,894,000, respectively.

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

        In March 2001, the Company released its first line of ophthalmic-specific frames and currently has a comprehensive prescription program encompassing both ophthalmic frames and corrective lenses. The ophthalmic specific frame collection is a combination of sculpture, fit and function. There are several shapes and sizes for the consumer to choose from and a variety of materials used—Magnesium™, C-5, X Metal® and Rx O Matter®. As part of the Company's Plutonite® prescription lens offering, the Company sells a single lens product that is ideally suited for the sports enthusiast. The Rx M Frame® utilizes a proprietary technology that enables the wearer to have the ultimate protection and widest range of visual acuity. To complement the single lens product, the Company also offers a dual lens program that is an ideal choice for the consumer who is interested in a more traditional eyewear frame or one of Oakley's many high-wrap sunglass frames. Oakley Plutonite® prescription lenses are surfaced and finished at one of the Company's prescription lens processing labs in the United States or Ireland. This control over the lens processing operation allows the Company to control the quality of the lens and process it to have tolerances that exceed industry standards. The Company's prescription lenses can be ordered to fit any brand of ophthalmic frame, regardless of model or manufacturer. There are 15 single lens and 8 dual lens options that include Iridium® lens coatings, polarization and clear lenses with an anti-reflective coating which offer customers added incentive to select Oakley Rx prescription lenses. The Company intends to introduce five progressive lens color options with new lens partner Varilux beginning in the second quarter 2003.

Eyewear Products

        Several new eyewear products were introduced during the year 2002.

        New members to the Jacket® family include, Half Jacket ™, the first dual lens O Matter® semi-rimless frame using an interchangeable lens system. Splice™, the first O Matter® piece that fuses contrasting O Matter® orbitals to an O Matter® chassis using stainless steel metal injection molded (MIM) inserts. Halfpint™, Oakley's first O Matter® frame targeted the youth population and equipped with an Unobtanium® restraining device; and Eye Jacket® 3.0, a continuation of the O Matter® Eye Jacket® legacy with updated styling.

        The latest addition to the Frogskin® family, Fate®, is ideally designed for the female anatomy where soft angles sweep the lenses with six-base curvature to enhance peripheral vision while XYZ Optics®

extends clarity to the far edge. Lightweight and stress resistant, the comfortable O Matter® frame is accented with true metal icons, sculptural hinges and dimensional aesthetics.

        The Company also introduced two new Wire® offerings including Wiretap™, a radical new entry level C-5 wire design using true metal icon accents and Half Wire®, a C-5 offering using a semi-rimless frame with custom engineered spring hinge mechanisms and true metal icon accents.

        The Magnesium™ eyewear collection saw the introduction of three new models. Mag M Frame®, is composed of ultra lightweight magnesium in the proven sports specific M Frame® geometry, with interchangeable lenses and a custom spring hinge mechanism for a balanced fit. Mag Four® uses ultra lightweight magnesium in a 4 base frame, stainless steel metal injection molded (MIM) orbital closures and custom spring hinge mechanism. Mag Four® S, similar to the Oakley Mag Four®, but with smaller, softer orbitals, also utilizes a custom spring hinge mechanism.

        The Company's eyewear products as of December 31, 2002 are listed below:

Frogskins®	Date Introduced	U.S. Suggested Retail Price
Frogskins®	April 1985 (updated December 1996)	$65-125
Twenty-XX™	March 2000	$90-145
Oakley Four® S	April 2001	$75-90
Fives® 2.0	November 2001	$65-125
Fate™	May 2002	$75-110
Jackets™	Date Introduced	U.S. Suggested Retail Price
Minute®	May 1998	$95-155
Eye Jacket®	Late 1994 (updated August 1999)	$85-155
Eye Jacket® 2.0	July 2000	$105
Eye Jacket® 3.0	June 2002	$85-145
Racing Jacket®	January 1998	$130
Straight Jacket®	May 1996 (updated November 1999)	$90-195
Water Jacket®	July 2000	$190
Scar®	June 2001	$150-175
Half Jacket®	March 2002	$100-145
Splice™	April 2002	$125-150
Half-Pint™	March 2002	$70-85
M Frame®	Date Introduced	U.S. Suggested Retail Price
M Frame®	March 1990 (updated May 1999)	$105-175
Pro M Frame®	November 1996	$105-200
Zeros®	Date Introduced	U.S. Suggested Retail Price
Zeros®	Late 1993 (updated May 1999)	$100-130
Wire™	Date Introduced	U.S. Suggested Retail Price
E Wire® 2.1	May 2001	$145-200
T Wire®	August 1994 (updated May 2000)	$225
Square Wire® 2.0	May 2000	$140-215
A Wire®	May 1998 (updated May 2000)	$130-195
C Wire™	April 2000	$155-200
Why 3®	March 2001	$265-275
Wiretap™	March 2002	$120-125
Half Wire®	March 2002	$155
X Metal®	Date Introduced	U.S. Suggested Retail Price
Romeo®	February 1997	$275-285
Mars®	March 1998	$275-315
Juliet®	February 1999	$275-400
XX®	December 1999	$275-325
Penny®	June 2001	$290

OVERTHETOP™	Date Introduced	U.S.Suggested Retail Price
OVERTHETOP®	November 2000	$180-185
MAGNESIUM™	Date Introduced	U.S. Suggested Retail Price
Switch™	September 2001	$225-230
Mag 4	April 2002	$215-220
Mag 4 S	April 2002	$215-220
Mag M Frame®	April 2002	$225-230

Goggle Technology and Products

        The culmination of more than 20 years in the goggle business has resulted in what the Company believes to be the world's most optically correct goggles for motocross, mountain bike, snow and water recreation. Available in a number of styles, the Company's goggles include features such as scratch-resistant Lexan® lenses, conical frames and multi-layered face foams. Updated in 2000, the Company's MX O Frame® continues to improve upon its championship legacy in motocross. The A Frame® is the world's first optically correct dual-lens snow goggle and is engineered to optimize protection, as well as the clarity and range of peripheral and downward vision. A triple layer of face foam insulates and cushions the contact surface for the ultimate in thermal shielding and comfort. In 2002, the Company introduced the Wisdom™ goggle, featuring increased lens sizing for greater visual range and interchangeable strap connections to accommodate helmets. The Company's goggle products as of December 31, 2002 are listed below:

Goggles	Date Introduced	U.S. Suggested Retail Price
Motocross	1980 (updated March 2000)	$35-60
Snow	1983	$30-135
H20	1990	$37-65

Face Shields and Hockey Gloves

        In June 1997, Oakley acquired One Xcel, Inc., a company that designs, markets and distributes what the Company believes to be the only optically correct protective face shield available for use with hockey and football helmets. In 2001, the Company discontinued the One Xcel brand name for football shields and began marketing those products under the Oakley name. The Company transitioned its hockey shield products to the Oakley name in 2002 and also began marketing hockey gloves featuring the Oakley logo. Oakley continues to maintain a licensing relationship with the National Hockey League (NHL) for both of these product lines.

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

        Oakley Red Code™ is a midsole system that achieves the highest level of performance for each sports application. It customizes and optimizes energy return, shock attenuation and stability. As the DNA of Oakley footwear, Red Code™ calibrates performance with a high degree of precision. It does this by designating unique functional zones beneath the foot. With data that serves as genetic markers for specific performance requirements, Red Code™ defines the size, shape, density and composition of internal structures within each zone. These structures dissipate ground forces at progressive rates, unlike the inflexible rates of common midsoles. This surpasses current technologies of dual-density foams, air bladders, gels and composite plates that fail to address the complexity of 26 bones and 33 joints that make up the human foot. By calibrating the kinetic and stability signatures of footwear, Red Code™ adapts and optimizes performance for each targeted sports application.

Footwear Products

        The first model of the Company's footwear was introduced in June 1998. With the goal of reinventing the concept of performance footwear, the Company utilized materials that had never before been applied in the industry. Vulcanized rubber was discarded for a unique synthetic, a composite of Kevlar® and Oakley Unobtainium® that parallels the traction technology of racing tires. A breathable lattice of high-tenacity O Matter® was interwoven with Kevlar® for the shoe upper, and breakthroughs such as three-point triangulated sole geometry and independent torsion response were added to enhance performance.

Kevlar® is a registered trademark of DuPont.

        Seventeen new footwear styles were released in the year 2002. They include Smoke® Ring, Split Crater™, Box Crater™, Crater™ Rim, Impact Crater™, Factory Pilot™ Low-Top / Mid-Top, Anti-Sole™ Low-Top / Mid-Top, Snake Belly™ Low-Top / Mid-Top, Pickled Bobbie, Teeth™, Teeth™ Low, Big Teeth™, Nail™ 2.0 Low-Top / Mid-Top / Mid-Top Waterproof

        Smoke™ Ring:    For the best traction in and out of the water, the Company formulated a wet/dry, vulcanized rubber sole. The sole maintains superior surface grip in both environments without sacrificing performance in either. The comfortable fit matches the support of synthetic nubuc with the breathability of Aeroprene lining. Low water retention and fast-drying properties allow for rapid adaptation.

        Split Crater™:    The Company elevated comfort and durability, took the profile down to low altitude and shielded it for sea level competition. The dual-density footbed of this sandal is anatomically contoured, jacketed in brushed suede and treated with an anti-microbial agent. Waterproof materials and quick-drying components provide rapid adaptation in aquatic zones.

        Box Crater™:    Digital mastering turns high NBS vulcanized rubber into dual contact zones then tops them with supple, natural leather. The Company's premium top-grain nubuc is waterproofed, shielded against saltwater corrosion and paired with 3-D mesh for breathable comfort. This sandal is engineered with quick drying materials, this tool of liquid recreation is enhanced with anatomical contouring for a secure, supportive fit.

        Crater™ Rim:    For supreme comfort, the Company extended our breathable 3-D mesh around the Achilles and added 4mm of soft, resilient padding. The footbed follows nature's contours and optimizes comfort with the shock absorption of advanced polymer EVA, sheathed in waterproof brushed suede. Climate control and wet/dry adaptability make this sandal a native in any environment.

        Impact Crater™: A fast-drying amphibian, its rubber skin is bonded to a mantle of waterproof synthetic nubuc. For wet traction, the vulcanized outsole utilizes high NBS rubber and water-channeling tread geometry. The anatomically contoured footbed is sheathed to minimize sliding and the adjustable quick-release buckle achieves a comfortable, precise fit.

        Factory Pilot™ Low-Top / Mid-Top:    Only premium top-grain leathers are worthy of such a highly engineered tool of performance. For flexibility and support with minimal weight, the Company utilized strobel stitch construction. This new court shoe last offers aggressive toe spring and solid footing with high tactile response. Superior durability, comfort and fit are benefits of proprietary Net Shape™ Technology.

        Anti Sole™ Low-Top / Mid-Top:    The ultimate court shoe demanded the equivalent of genetic engineering, so Oakley invented Red Code™, the DNA of Oakley footwear. It's a midsole substructure designed to compress at progressive rates in specific zones beneath the entire foot. For precise calibration, Real-Time Digital Design was used to dynamically synchronize 3-D components. Oakley even added a 3-D Shank™ to the mid-top, achieving flexible 3-axis stability with torsion bars. The end result offers absolutely unbeatable comfort, energy return and dynamic shock absorption for court performance that separates those who play from those who pose.

        Snake Belly™ Low-Top / Mid-Top:    Real-Time Digital Design and Red Code™ technology allow the Company to dynamically synchronize 3-D components to create a court shoe with unmatched stability, shock absorption and energy return. Premium materials are digitally tooled for performance traction, anatomical fit, underfoot sensitivity and response. Moisture control and premium recoil systems offer superior comfort.

        Pickled Bobbie:    Tuned for the narrower bone structure and higher arch of a woman's foot, this open-back design offers long-lasting comfort with unparalleled shock absorption. Flexible sidewalls and a nonslip footbed keep it in place. The stable platform features a relaxed metatarsal spread for improved balance and a raised outsole for durability and abrasion resistance.

        Teeth™:    Proprietary geometry combines two specially formulated tread materials to achieve the widest possible range of traction. The tread perimeter is studded with incisors for biting loose terrain while inlaid molars gnash smooth surfaces. Performance is optimized with premium shock absorption and a polyurethane 3-D Shank™ with torsion bars for controlled flex.

        Teeth™ Low:    No single tread could maintain traction over the full range of environments—until now. This low-top lace-up style features engineered teeth to bite smooth surfaces and gnaw loose ground. The raised outsole extends to an exterior heel counter for durability and protection. Resilient cushioning absorbs bone-pounding impact while hydrophilic liners control moisture and heel retention.

        Big Teeth™:    We combined the all-terrain performance of Teeth™ tread with a raised collar for heightened shielding. Achieving new levels of support and flexibility required a 3-D Shank™ with precisely tuned torsion bars. Durability climbs to new heights with a vulcanized rubber sole and an external heel counter. Moisture-transport liners help reach the summit of comfort.

        Nail™ 2.0 Low-Top / Mid-Top / Mid-Top Waterproof:    This premium line redefines comfort and durability, from moisture control and shock absorption to triple-cord seaming that's 50% stronger than industry standards. The raised outsole is engineered with specialized zones for skid stopping and traction climbing. Nail™ Mid-Top is also available in a waterproof design with membrane technology that maintains comfortable breathability.

        The Company's footwear products as of December 31, 2002 are listed below:

Footwear	Date Introduced	U.S. Suggested Retail Price
Overdrive™	Fall 2001	$150-175
Crank™	Fall 2001	$85
Smoke™ Ring	Spring 2002	$65
Split Crater™	Spring 2002	$50
Box Crater™	Spring 2002	$65
Crater™ Rim	Spring 2002	$70
Impact Crater™	Spring 2002	$95
Factory Pilot™	Holiday 2002	$70-75
Anti-Sole™	Fall 2002	$95-100
Snake Belly™	Fall 2002	$75-85
Pickled Bobbie	Spring 2002	$85
Teeth™	Spring 2002	$95
Teeth™ Low	Spring 2002	$115
Big Teeth™	Spring 2002	$125
Nail 2.0	Spring 2002	$85-115

Wristwatch Technology

        The Company offers a comprehensive line of premium wristwatches. These products are rendered by the digital precision of such design and production technologies as CAD/CAM engineering, Computer Numeric Control (CNC) machining and SLA Liquid Laser Prototyping. The range of performance accuracy extends to the level of six-jewel high precision Swiss movement. Variant component geometries and materials are blended seamlessly in products that utilize the design language of Oakley 4-D™. The Company currently produces self-powering wristwatches, digital timepieces with proprietary software engines, true analog quartz systems and a precision analog chronograph.

        Oakley's premier wristwatch releases feature World Movement®, the culmination of advances in gearing, bearings and microcircuitry from around the globe. Each timepiece combines digital quartz accuracy with an intuitive analog design. Also featured is a unique Oakley invention, a precision flywheel mechanism called the O Engine® that drives an Inertial Generator®. With the means to convert motion into electricity, the Company has created a self-powering timepiece that never needs winding or batteries. Precision crafting is extended to the full-metal band, with unique positional geometry applied to each segment for enhanced flexibility, fit and comfort.

        In September 2000, the Company introduced a line of digital watches to meet the training requirements of professional athletes. These releases feature a proprietary software engine and a durable casing of aramid fiber. In May 2002, the Company followed up its digital offering with the D2™ and D3™ timepieces.

        During the fourth quarter of 2001, the Company released a sport luxury collection including three new watch styles called Crush™, Bullet®, and Torpedo™. October of 2002 saw the addition of three more products to this group. Crush™ 2.0 and Crush™ 2.5 are true analog quartz timepieces. In both designs, one-jewel high precision movement is augmented with a mechanical date display and powered by a five-year battery. Anti-reflective coating keeps glare off the mineral glass crystal while a dual-sealed crown protects the case against the water pressure of 100-meter depth (330 feet). A smaller rendition of Crush™ 2.0, Crush™ 2.5 uses reduced geometry to offer the same precision technologies in a more compact architecture.

        The third release in October 2002, Oakley Detonator™ is the Company's first analog chronograph. Its seven-hand display is driven by high precision quartz movement. Shielded by an impact-forged stainless steel case, the timepiece measures 1/5-second intervals and shows elapsed time, split time, accumulated time and dual competitor time. Comfort and fit are maximized by a band of advanced Unobtainium™ that blends seamlessly into the durable case, thanks to the high strength 3-D internal frame structure of Oakley 4-D™ design language. Built for human logic, Detonator™ refines the tedious and complicated procedure of alarm setting to a simple, intuitive operation. The instrument includes a mineral glass crystal with anti-reflective coating, a date display and a three-year battery.

Wristwatch Products

        The Company's timepiece products as of December 31, 2002 are listed below.

Watch	Date Introduced	U.S. Suggested Retail Price
Time Bomb®	December 1998	$1,300 - $1,500
Icon™	November 1999	$1,300
Icon™ Small	November 1999	$1,200
D1®	September 2000	$180
D.5™	May 2001	$160
Crush™	October 2001	$250 - $300
Bullet®	October 2001	$750
Torpedo™	November 2001	$475
D2™	May 2002	$120
D3™	May 2002	$120
Crush™ 2.0	October 2002	$275 - $325
Crush™ 2.5	October 2002	$275 - $325
Detonator™	October 2002	$395 - $450

Apparel Technology

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

        Engineered to provide superior climate resistance and unparalleled comfort, the Company's apparel achieves full performance benefits without added bulk or excess weight. Articulation provides ergonomic flexibility while triple-needle stitching and thermal seam seal taping maintain rugged durability. Textiles are enhanced with performance features that may include shielding from ultraviolet light, stretch resistance to maintain resilience, and fast-drying properties and water-wicking capabilities for comprehensive moisture control. Laminated membranes and unique coating formulations shield the Company's technical apparel from environmental moisture with no loss in garment breathability. This provides optimal comfort by minimizing perspiration buildup. The Company's membrane technology achieves 20,000mm water resistance, equivalent to supporting an 82-foot column of fluid without leaking. Additional enhancements maximize performance in the Company's apparel offerings. To maintain comfort, adjustable venting is engineered into specific anatomical zones that are prone to heat buildup. The rapid dissipation of heat and moisture is augmented by performance textiles that maintain the breathability of vapor transport. When weather conditions change, the adaptable architecture of the Company's apparel allows instant acclimation.

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

Apparel Products

        The Company released 413 apparel styles during 2002. Spring apparel releases for 2002 included 119 new styles. For the first time the Company introduced a summer and a holiday line of apparel. The summer line included 38 styles of which 32 percent were intended for the surf lifestyle market.

        Fall apparel releases for 2002 featured an increased range of offerings in both technical apparel and lifestyle apparel. Thirty styles of men's technical outerwear and twenty styles of women's technical outerwear were introduced in addition to increased styles of golf, mountain bike and lifestyle products.

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

Manufacturing

        The Company's headquarters and principal manufacturing facility is located in Foothill Ranch, Orange County, California, where it assembles and produces most of its eyewear products. The Company uses state of the art manufacturing practices, such as cellular eyewear production, that allows for quick response to customer demand. The Company owns, operates and maintains most of the equipment used in manufacturing its eyewear products. In-house production can contribute significantly to gross profit margins and offers protection against piracy. It further enables the Company to produce products in accordance with its strict quality-control standards. Components and processes that are unlikely to add significant value are contracted to outside vendors. The Company utilizes third party manufacturers to produce its internally designed footwear, apparel, timepieces and beginning in 2003, certain goggles.

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

        The Company has a second manufacturing facility with 126 employees located in Dayton, Nevada, where it produces all of its eyewear products made of X-Metal®.

        In January 2001, the Company began surfacing prescription lenses at the Foothill Ranch, California facility with a prescription lens lab designed to achieve quick turnarounds, better quality control, and higher optical standards. In June 2002, a third manufacturing facility was opened in Ireland, which provides prescription lenses to Europe.

        The Company has built strong relationships with its major suppliers. With most suppliers, it maintains agreements that prohibit disclosure of any of the Company's proprietary information or technology to third parties. Although the Company relies on outside suppliers for the specific molded components of its glasses, goggles, timepieces and footwear, the Company retains substantial ownership of all molds used in the production of the components. The Company believes that most components can be obtained from one or more alternative sources within a relatively short period of time. In addition, to further mitigate risk, the Company has developed an in-house injection molding capability for sunglass frames.

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

        In March 1997, the Company entered into a reciprocal exclusive dealing agreement with Gentex, its lens blank supplier, under which Oakley has the exclusive right to purchase, from such supplier, decentered sunglass lenses and a scratch-resistant coating developed for use with such lenses. In return, Oakley has agreed to purchase all of its decentered lens requirements, subject to certain exceptions, from such supplier. This agreement has been renewed and remains in force. The Company's business interruption policy reimburses the Company for certain losses incurred by the Company as a result of an interruption in the supply of raw materials, including uncoated lens blanks, resulting from direct physical loss or damage to a supplier's premises. Subject to certain exceptions, the amount of coverage available for each affected supplier ranges from $2 million to $20 million. However, there can be no assurance that such policy will be sufficient to compensate the Company for all losses resulting from an interruption in the supply of raw materials.

Distribution

        The Company sells Oakley eyewear in the United States through a carefully selected base of approximately 9,200 active accounts as of December 31, 2002, with approximately 15,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores and department stores. Unlike many of its competitors, the Company has elected not to sell its current season products through discount stores, drug stores or traditional mail-order companies.

        The Company's products are currently sold in over 70 countries outside the United States. In most of continental Europe, marketing and distribution are handled directly by the Company's subsidiary Oakley Europe, located near Paris, France, which is staffed by approximately 210 employees who perform sports marketing, advertising, customer service, shipping and accounting functions. Since 1995, the Company has been selling Oakley products to Mexico and Central America on a direct basis through its subsidiary Oakley Mexico. In 1996, the Company acquired its exclusive distributor in the United Kingdom ("Oakley UK") and established an office in South Africa ("Oakley Africa") and began selling to those markets on a direct basis in the fourth quarter of 1996. In May 1997, the Company began selling to Japan ("Oakley Japan") on a direct basis through its own operation. In April 1998, the Company acquired the Oakley division of its exclusive Canadian distributor, enabling the Company to market and sell its products on a direct basis in Canada. In November 1999, the Company acquired its exclusive Australian distributor and thereby assumed direct responsibility for distribution of Oakley products in that market and in New Zealand. In June 2000, the Company assumed direct responsibility for distribution of Oakley products in the Austrian market and opened a new office known as Oakley GmbH in Munich, Germany to serve the German marketplace. In

February 2002, the Company established an office in Brazil and began shipping products to retailers there in the third quarter of 2002.

        In those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company's products either exclusively or with complementary, non-competing products. They agree to respect the marketing philosophy and practices of the Company and to receive extensive training regarding such philosophies and practices. For information regarding the Company's operations by geographic region, see Notes 12 and 13 in Notes to Consolidated Financial Statements.

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

        In August 2001, the Company established the Oakley Premium Dealer program to identify and reward retailers that demonstrate superior support of the Oakley brand by, among other things, consistently maintaining a broad assortment of products and quickly embracing the Company's latest innovations. Retailers earning the Oakley Premium Dealer designation will be eligible for cooperative marketing and advertising support, exclusive products, dealer locator prioritization on Oakley's website and favorable tagging in Oakley's annual print and outdoor advertising campaigns.

        In February 2002, the Company announced an agreement with Macy's and a separate agreement with Parisians, a division of Saks Department Store Group, to deploy Oakley in-store concept shops in a limited number of Macy and Parisians locations. Each shop features a broad selection of Oakley's innovative, high-performance products including eyewear, footwear, apparel and watches. This agreement was expanded in July 2002 to include additional Macy's and Parisian locations. As of December 31, 2002, the Company had opened 39 such concept shops. For spring 2003, the Company anticipates opening 30 concept shops with Dillards and five concept shops with Marshall Field's department stores. In addition to these locations, the Company expects to continue to expand with Macy's and the Saks Department Store Group.

Customer Service

        Oakley strives to support its products with the best customer service in the industry. With a staff of approximately 114 employees, the Customer Service group promptly and courteously responds to customer inquiries, concerns and warranty claims.

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

        While the Company uses traditional marketing methods in some instances, it attributes much of its success to the use of less conventional methods, including sports marketing, targeted product allocation and in-store display aids. The Company has used sports marketing extensively to achieve consistent, authentic exposure that equates to strong brand recognition on a global level. Oakley utilizes the exposure generated by its athletes as an "editorial" endorsement of product performance and style, as opposed to a commercial endorsement.

        The sports marketing division consists of 25 sports marketing managers domestically, with an additional 27 managers positioned in direct offices and with distributors internationally. These experts specialize in multiple sport and entertainment market segments and niches. The mission of the Company's sports marketing experts is to identify and develop relationships with top athletes and opinion leaders in the sports and entertainment industry, negotiate their endorsement agreements and help them serve as ambassadors by educating them on the performance functions and benefits of Oakley products. This strategy has proven to gain editorial exposure that ultimately brings awareness and authenticity to the brand. The diverse knowledge of Oakley's sports marketing experts earns the respect of pro athletes even in alternative sports such as surf and snowboard, yet continues to successfully expand the Company's reach in more mainstream sports such as golf.

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

        The third level of marketing is brand marketing. The Company will continue to support its products through targeted consumer efforts. Advertising will be leveraged to drive eyewear, footwear, apparel and watch sales and will be used to introduce consumers to the Company's other product categories. The 2003 campaign will include an integration of print media, outdoor media, in-mall billboards and point-of-sale displays.

        Direct marketing programs will focus on O Store®, Iacon and Oakley Premium Dealers (OPD) and will overlay the base advertising plans used to engage consumers during key selling periods. These efforts are complemented by multiple brand catalogs, enhancements to the Company's website and Internet tie-ins. Public relations programs are designed to complement advertising campaigns and are centered on securing editorial exposure for new product inventions and technologies.

        In the first quarter of 2003 the Company terminated its relationship with VitroRobertson, originally retained in May of 2000 to plan and place all domestic print and out-of-home media under the direction of the Company's marketing department. These domestic services are now performed by the Company's marketing department. Internationally the Company retained BJK&E Media in London, England in 2001 to perform similar services for the Company's United Kingdom subsidiary. In 2002 the Company extended this relationship to include its German subsidiary. For the remainder of the Company's foreign offices, media services are retained in-house.

Retail Operations

        The Company operates nine Oakley retail stores under the O Store® name that offer the full range of Oakley products and feature marketing enhancements, such as displays of the proprietary technologies that are the hallmark of the brand. In addition to these full priced retail venues, the

Company operates five Oakley Vaults, the Company's outlet store concept, featuring discontinued and excess seasonal merchandise in addition to newer products priced at full retail. The Company's retail stores comprise high profile locations positioned in some of the top malls throughout the country. The current roster includes stores located in the states of Florida, Texas, Colorado and California. The average size of each store is approximately 2,700 square feet. The Company prides itself on educating the retail staff with extensive product and sales knowledge that marries the quality of its inventions. Over 50% of the Company's retail sales come from Oakley's expanding categories other than eyewear, further indicating that when merchandized together, the Company's products attract additional consumer attention.

        On October 31, 2001, the Company completed the acquisition of Iacon, Inc. ("Iacon"), a sunglass retailing chain headquartered in Scottsdale, Arizona. Iacon operates a chain of mall-based sunglass specialty stores, using four separate retail concepts, under the names Sunglass Designs, Sporting Eyes, Occhiali da Sole and Oakley Icon located throughout the United States, with a concentration primarily in the sunbelt regions. Oakley is the leading brand sold in these multi-brand specialty sunglass boutiques. As of December 31, 2002, Iacon had 64 retail stores. The Company intends to expand these retail concepts across the United States.

Internet Strategy and Systems

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

        The Company's corporate Web site, (www.oakley.com), was extensively redesigned in September 2001. Fully E-commerce capable, the site features a broad selection of Oakley eyewear, footwear, apparel, accessories and wristwatches for delivery to U.S. customers, and in November 2000, expanded its selling capabilities to Canadian customers. The site also features a prominent dealer-locator function, including mapping, that directs consumers to local retailers and highlights Oakley Premium Dealers that showcase the widest selection of Oakley products. With improvements in place, the Company is capitalizing on the diverse opportunities offered by Internet commerce.

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

        The Company is also utilizing three additional storefronts for commerce. The first involves "click-and-mortar" partners who currently offer a select assortment of Oakley products on their Web sites and in their retail stores. These notable sites currently include Sunglass Hut, Foot Locker, Finish Line, Recreational Equipment Inc. (REI), Sports Chalet and Chaparral Racing. The next virtual storefront consists of select pure E-tailers that sell exclusively over the Internet. Fogdog Sports

(www.fogdog.com) was the first partnership created in December 1999, with Swell Inc. (www.Swell.com) added in November 2000.

        Oakley regularly evaluates additional E-tail partners for inclusion in this program. The final storefront includes carefully chosen affiliates. Under this program, qualifying partners will be authorized to place on their Web site a hyperlink which will take a visitor directly to Oakley's corporate Web site. The Company generated approximately $9.6 million of direct internet gross sales and associated telesales in 2002.

Principal Customers

        During 2002, net sales to the Company's ten largest customers, which included five international distributors, accounted for approximately 20.5% of the Company's total net sales. Net sales to one customer, Luxottica Group S.p.A. ("Luxottica")—owner of Sunglass Hut International, the largest sunglass specialty retailer in the world—and its affiliates (referred to herein as "Sunglass Hut" or "Watch Station"), accounted for 12.2% of the Company's 2002 net sales.

        In April 2001, Luxottica, also one of the Company's largest competitors, acquired Sunglass Hut. In connection with its acquisition of Sunglass Hut, Luxottica implemented changes to the Sunglass Hut operation that have affected its relationship with the Company. On August 2, 2001, the Company announced that it had reduced its sales and earnings guidance for the remainder of 2001 due to a significant change at the end of July in the order pattern of Sunglass Hut. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also have resumed their business together on mutually agreed terms for the markets not specifically covered by this new agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

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

        The following table reflects data as of December 31, 2002 concerning the Company's intellectual property:

	Number of Utility/Design Patents		Number of Trademarks
	Issued	Pending	Issued	Pending
United States	162	20	123	50
International	444	149	793	197

        As evidenced above, Oakley is the owner of numerous utility and design patents, both domestically and internationally. None of the patents the Company is currently using to enforce its property rights has an expiration date before 2004.

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

        The Company's luxury timepiece products compete in the upper-middle and luxury segments of the watch market (respectively categorized by the price points $300-$900 and $1,000 plus) which is dominated by established Swiss brands, including Rolex, Breitling, Omega, TAG-Heuer, Movado, Rado and Hamilton. The Company's performance watches compete in the middle segment of the watch market which is characterized by sports watches from Nike, Adidas, Timex and Casio. In addition, the Company's performance watches compete with other fashion brands from the Swatch Group, Swiss Army and Fossil with price points $50-$299.

Domestic and Foreign Operations

        See Notes 12 and 13 in Notes to the Consolidated Financial Statements for discussion regarding domestic and foreign operations.

Employees

        The Company believes that its employees are among its most valuable resources and have been a key factor in the success of Oakley's products. As of December 31, 2002, the total count of worldwide full-time regular employees was 2,295. In addition, the Company may utilize as many as 500 temporary personnel from time to time, especially during peak summer months.

        The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has never experienced a work stoppage.

ITEM 2.    PROPERTIES

        The Company's principal corporate and manufacturing facility is located in Foothill Ranch, Orange County, California. The facility, which is owned by the Company, is approximately 500,000 square feet, with potential to expand into an additional 100,000 square feet. In June 1996, the Company purchased a facility in Nevada of approximately 63,000 square feet for the production of its X Metal® eyewear. In addition, the Company leases office and warehouse space as necessary to support its operations worldwide, including offices in the United Kingdom, Germany, France, Italy, Australia, South Africa, Japan, Canada, New Zealand, Brazil and the state of Washington. The Company owns a business office and warehouse of approximately 18,000 square feet in Mexico City for its operations in Mexico and Central America. The facility was first occupied in late 1998. Since late 2000, the Company has leased approximately 150,000 square feet of space in Ontario, California to support the expanding distribution needs of its footwear and apparel lines. The new facility began shipping the Company's spring footwear and apparel lines to retailers in early 2001. In June 2002, a third manufacturing facility was opened in Ireland, which provides prescription lenses to Europe. The Company believes its current and planned facilities are adequate to carry on its business as currently contemplated.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common stock, par value $.01 per share ("Common Stock"), began trading on the New York Stock Exchange on August 10, 1995 upon completion of the Company's initial public offering (trading symbol "OO"). As of March 24, 2003, the closing sales price for the Common Stock was $8.23. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 2002 and 2001 on the New York Stock Exchange Composite Tape:

	High	Low
2002
First Quarter	$18.95	$14.32
Second Quarter	$19.99	$17.10
Third Quarter	$16.57	$9.70
Fourth Quarter	$13.93	$9.13
2001
First Quarter	$21.00	$14.00
Second Quarter	$26.47	$16.80
Third Quarter	$21.97	$10.70
Fourth Quarter	$17.25	$10.30

        The number of shareholders of record for Common Stock on March 24, 2003 was 487.

Dividend Policy

        The Company currently does not pay any dividends on its Common Stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required regarding securities authorized for issuance under the Company's equity compensation plans will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 6, 2003, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto. See Index to Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The income statement data, income statement excluding restructure charges and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated income statement for the fiscal years ended December 31, 2002, 2001 and 2000 and consolidated balance sheet as of December 31, 2002 and 2001 included herein have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report included elsewhere herein. The selected income statement data set forth herein are for informational purposes only and may not necessarily be indicative of the Company's future results of operations.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except share and per share data)
Income Statement Data:
Net sales	$489,552	$429,267	$363,474	$257,872	$231,934
Cost of goods sold	211,962	174,332	138,408	109,338	86,134

Gross profit	277,590	254,935	225,066	148,534	145,800
Operating expenses:
Research and development	16,016	11,318	7,894	6,304	5,231
Selling	126,995	108,948	90,291	72,184	66,188
Shipping and warehousing	18,083	16,997	10,005	6,592	6,777
General and administrative	52,335	43,606	35,612	30,977	26,299

Total operating expenses	213,429	180,869	143,802	116,057	104,495
Operating income	64,161	74,066	81,264	32,477	41,305
Interest expense, net	1,643	3,108	2,723	1,951	2,109

Income before provision for income taxes	62,518	70,958	78,541	30,526	39,196
Provision for income taxes	21,881	20,587	27,489	10,684	15,051

Net income	$40,637	$50,371	$51,052	$19,842	$24,145

Basic net income per share	$0.59	$0.73	$0.74	$0.28	$0.34

Basic weighted average common shares	68,732,000	68,856,000	69,041,000	70,660,000	70,678,000

Diluted net income per share	$0.59	$0.72	$0.73	$0.28	$0.34

Diluted weighted average common shares	69,333,000	69,751,000	69,709,000	70,662,000	70,851,000

	At December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital	$129,008	$106,318	$84,176	$59,247	$45,602
Total assets	383,950	362,780	302,986	239,350	225,815
Total debt	30,757	59,042	35,746	25,060	34,182
Shareholders' equity	293,831	260,710	208,173	177,837	161,976

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of approximately 9,200 active accounts with approximately 15,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores and limited department store distribution. The Company also operates 14 Oakley retail stores in the United States that offer the full range of Oakley products. In November 2001, the Company acquired Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 64 sunglass specialty retail stores at December 31, 2002.

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

Significant Accounting Policies and Certain Risks and Uncertainties

        The Company's historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products, although there can be no assurance of the Company's ability to do so. The consumer products industry, including the eyewear, apparel, footwear and watch categories, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences and shifts in consumer preferences may adversely affect companies that misjudge such preferences.

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

Revenue Recognition

        The Company recognizes revenue when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company's shipping terms with all customers are FOB shipping point. Sales agreements with dealers and distributors normally provide general payment terms of 30 to 120 days, depending on the product category. Although none of the Company's sales agreements with any of its customers provides for any rights of return by the customer, except for product warranty related issues, the Company occasionally accepts returns at its sole discretion. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company's estimates. In addition, although the Company, at its sole discretion, may repurchase its own products to protect the Company image, this practice is infrequent and, historically, the value of these repurchases has not been significant.

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

Inventories

        Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements. As experienced in 2002, demand for the Company's products can fluctuate significantly. Factors which could affect demand for the Company's products include unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions, which could reduce demand for products sold by the Company and which could adversely affect profitability; and future terrorist acts or war, or the threat thereof, which could adversely affect consumer confidence and spending, interrupt production and distribution of product and raw materials and, as a result, adversely affect the Company's operations and financial performance. Additionally, management's estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets

        In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. Numerous factors, including changes in the Company's business, industry segment, and global economy, could significantly impact management's decision to retain, dispose of, or idle certain of its long-lived assets.

Goodwill

        The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company's cost of capital. Such estimates are subject to change and the Company may be required to recognize impairments losses in the future.

Warranties

        The Company provides a one-year limited warranty against manufacturer's defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer's defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer's defects, and apparel is warranted for 30 days against manufacturer's defects. The Company's standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period. While warranty costs have historically been within the Company's expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in the prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company's operating results.

Income Taxes

        Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See Note 7 in Notes to Consolidated Financial Statements.

Foreign Currency Translation

        The Company has direct operations in Continental Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts. See Note 10 in Notes to Consolidated Financial Statements.

Vulnerability Due to Supplier Concentrations

        The Company relies on a single source for the supply of several components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of its source for lens blanks, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials can be located or developed in a timely manner.

Vulnerability Due to Customer Concentrations

        Net sales to Sunglass Hut accounted for approximately 12.2%, 12.0% and 21.0% of the Company's net sales for the years ended December 31, 2002, 2001 and 2000, respectively. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also have resumed their business together on mutually agreed terms for the markets not specifically covered by this new agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

Commitments and Contingencies

        The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company's products. Minimum future payments under these leases and endorsement contracts are identified in Note 9 in Notes to Consolidated Financial Statements.

Restructure Charge

        In December 2002, the Company's Board of Directors approved a plan to restructure (the "Restructuring Plan") the Company's European operations with significant changes to the regional sales and distribution organization. As part of this plan, relationships with several outside sales agents have been modified or terminated, and changes are being implemented to rationalize other warehousing and distribution functions within the European markets. Management believes these actions to modify the Company's sales and distribution organization in the region will provide the infrastructure necessary to support future growth and position the Company to better capitalize on opportunities in footwear and apparel.

        Related to this Restructuring Plan, the Company recorded a charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) during the fourth quarter of the fiscal year ended December 31, 2002. This charge is included in selling and shipping and warehousing expenses and is comprised of the following components:

(in thousands)
Termination and modification of sales agent contracts and employee contracts	$2,249
Rationalization of warehousing and distribution	539

$2,788

        The Company believes the restructuring of the Company's European operations will be complete by December 2003. See Note 14 in Notes to Consolidated Financial Statements.

Results of Operations

        The following tables set forth operating results in dollars and as a percentage of net sales for the periods indicated.

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Net sales	$489,552	$429,267	$363,474
Cost of goods sold	211,962	174,332	138,408

Gross profit	277,590	254,935	225,066
Operating expenses:
Research and development	16,016	11,318	7,894
Selling	126,995	108,948	90,291
Shipping and warehousing	18,083	16,997	10,005
General and administrative	52,335	43,606	35,612

Total operating expenses	213,429	180,869	143,802

Operating income	64,161	74,066	81,264
Interest expense, net	1,643	3,108	2,723

Income before provision for income taxes	62,518	70,958	78,541
Provision for income taxes	21,881	20,587	27,489

Net income	$40,637	$50,371	$51,052

	Year Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	43.3	40.6	38.1

Gross profit	56.7	59.4	61.9
Operating expenses:
Research and development	3.3	2.5	2.2
Selling	25.9	25.4	24.8
Shipping and warehousing	3.7	4.0	2.8
General and administrative	10.7	10.2	9.7

Total operating expenses	43.6	42.1	39.5

Operating income	13.1	17.3	22.4
Interest expense, net	0.3	0.8	0.8

Income before provision for income taxes	12.8	16.5	21.6
Provision for income taxes	4.5	4.8	7.6

Net income	8.3%	11.7%	14.0%

        The Company's sunglass sales before discounts and defective returns were $330.2 million, $301.6 million and $283.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Sunglass unit sales were 4,707,822; 4,721,387; and 4,892,163 for the years ended December 31, 2002, 2001 and 2000, respectively.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales

        Net sales increased to $489.6 million for the year ended December 31, 2002 from $429.3 million for the year ended December 31, 2001, an increase of $60.3 million, or 14.0%. One factor contributing to the growth in net sales was a 9.5% increase in gross sunglass sales. Gross sunglass sales were $330.2 million for the year ended December 31, 2002 compared to $301.6 million for the year ended December 31, 2001. The growth in gross sunglass sales is composed of a 9.8% increase in average selling price slightly offset by a 0.3% decrease in sunglass unit volume. The increase in average selling price is attributable to the continued shift in product mix to more technical and premium-priced items, the weakening of the U.S. dollar, increasing contribution from the Company's retail stores and the impact of a $5 retail price increase in North America on most sunglasses in July 2001. Several factors contributed to the unit decline including soft consumer spending and reduced demand attributable to the weak retail environment, especially in the latter half of the year. In addition, delayed deliveries of 2002 summer sunglass introductions to retailers resulted in fewer inventory turns during the summer selling season and a reduction of the level of reorders during the holiday season. The delayed deliveries were a result of key raw material shortages caused in part by greater increases in summer demand than originally anticipated. In addition, Sunglass Hut's return as a customer negatively impacted demand from the Company's other retailers in the fourth quarter, compared to the prior year period when Sunglass Hut was not purchasing Oakley products. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's newer sunglasses such as the Half Jacket, Splice, Wire Tap, and Half Wire, introduced in 2002, the Switch and E-Wire 2.1, introduced in 2001, and the Square Wire 2.0 introduced in 2000, offsetting declines in sales of more mature products. Sales of the Company's polarized styles for the year ended December 31, 2002 also contributed to the increase in gross sales with a 32.2%, or $5.8 million, increase over the year ended December 31, 2001. Gross sales from the Company's newer product categories, comprised of footwear, apparel, watches and prescription eyewear, represented 25.3% of the Company's total gross sales for 2002, compared to 22.4% in 2001. Sales from these newer product categories increased 32.7%, or $32.9 million, to $133.7 million for the year ended December 31, 2002 from $100.8 million for the year ended December 31, 2001. Apparel gross sales increased 49.3% to $56.6 million in 2002, compared with $37.9 million in 2001. Prescription eyewear revenue doubled in each of the three years prior to 2002. In 2002, prescription eyewear gross sales grew 38.5% to $34.3 million in 2002, compared to $24.7 million in 2001. Footwear gross sales grew 4.0% to $31.2 million in 2002 over $30.0 million in 2001. The growth rate for the Company's footwear business was more modest when compared to the other newer categories due to reduced orders and limited distribution for the Company's fall footwear line. Watch gross sales increased 41.5% to $11.6 million in 2002, compared to $8.2 million in 2001. Management believes these increases are a result of its expanded product lines, expanded distribution and retail initiatives, including its greater dealer base, and increasing consumer acceptance of the Company's newer categories.

        The Company's total U.S. net sales increased 19.2% for the year ended December 31, 2002 to $254.0 million from $213.2 million in 2001. Excluding the Company's retail store operations, U.S. net sales increased 8.4% to $221.4 million in the year ended December 31, 2002 from $204.3 million in 2001, as a result of a 15.4% increase in sales to the Company's largest U.S. customer, Sunglass Hut, coupled with a 6.5% increase in net sales to the Company's broad specialty store account base and other domestic sales. Sales to Sunglass Hut increased $6.7 million to $50.3 million for the year ended December 31, 2002 from $43.6 million for the year ended December 31, 2001. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut, and implemented changes which adversely affected the Company's net sales to Sunglass Hut in the latter half of 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies.

        Net sales from the Company's retail store operations, including Iacon acquired on October 31, 2001, were $32.6 million for the year ended December 31, 2002, up from $8.9 million for the year ended December 31, 2001, an increase of $23.7 million. During the year ended December 31, 2002, the Company added 21 new Iacon stores, bringing the total stores to 64 at December 31, 2002, and eight new Oakley stores, bringing the total to 14. Retail sales represented 6.7% of total net sales for 2002 and are expected to represent an increasing percentage of sales in the future when compared to prior periods.

        During the year ended December 31, 2002, the Company's international net sales increased 9.0%, or $19.4 million, to $235.5 million from $216.1 million during the year ended December 31, 2001. On a constant dollar basis, international sales grew 7.5% for the year ended December 31, 2002 when compared to the year ended December 31, 2001. Although the Company's international sales during the year have been impacted by weak retail environments, especially in Europe and Japan, all major markets other than Latin America experienced growth during the year. During the second quarter of 2002, international net sales were more adversely affected than U.S. net sales by the sunglass delivery issues discussed above due to the longer lead times required for delivery outside the United States. In addition, the Company's 2002 European sunglass sales were impacted by competitive pressures from strong fashion brands. Latin America experienced a large decrease in net sales in the 2002 period due to delays in the transition to direct distribution in Brazil from the previous independent distributor and overall weak economic conditions in the region. Sales from the Company's direct international offices represented 84.9% of total international sales for 2002, compared to 82.0% for 2001.

Gross profit

        Gross profit increased to $277.6 million, or 56.7% of net sales, for the year ended December 31, 2002 from $254.9 million, or 59.4% of net sales, for the year ended December 31, 2001, an increase of $22.7 million, or 8.9%. The decrease in gross profit as a percentage of net sales reflects higher overall sales discounts, coupled with a lower concentration of sunglass and prescription eyewear products relative to sales of lower gross margin product categories. Iacon sales of sunglass brands other than Oakley, as well as the associated occupancy costs, have also had a negative impact on the Company's year over year gross margin comparison due to Iacon being included for only two months of the comparable 2001 period. Foreign exchange had a favorable impact on gross margin relative to the comparable period. The Company's footwear margins were lower in 2002 when compared to 2001 due to successful efforts to reduce inventory levels of prior season close-out products at reduced margins, increased tooling costs per unit and provisions for slow-moving inventory.

Operating expenses

        In December 2002, the Company announced plans to restructure its European operations with significant changes to the regional sales and distribution organization. As part of this plan, relationships with several outside sales agents have been modified or terminated, and changes are being implemented to rationalize other warehousing and distribution functions within the European markets which resulted in a $2.8 million pre-tax charge to selling and shipping and warehousing expenses. See Note 14 in Notes to Consolidated Financial Statements. Operating expenses for the year ended December 31, 2002 increased to $213.4 million from $180.9 million for the year ended December 31, 2001, an increase of $32.5 million, or 18.0%. As a percentage of net sales, operating expenses increased to 43.6% of net sales for the year ended December 31, 2002 compared to 42.1% of net sales for 2001. Excluding the $2.8 million European restructuring charge, operating expenses increased to $210.6 million, or 43.0% of net sales, for the year ended December 31, 2002 from $180.9 million, or 42.1%, for the year ended December 31, 2001, an increase of $29.7 million, or 16.4%. Operating expenses included $12.3 million of expenses for the Company's retail store operations, an increase of $8.9 million from $3.4 million for the year ended December 31, 2001. Research and development expenses increased $4.7 million to $16.0 million, or 3.3% of net sales, for the year ended December 31, 2002, from $11.3 million, or 2.6% of net sales, for the year ended December 31, 2001, primarily as a result of greater new product development efforts in all product categories. Selling expenses increased $18.1 million to $127.0 million, or 25.9% of net sales, for the year ended December 31, 2002 from $108.9 million, or 25.4% of net sales, for the year ended December 31, 2001. Excluding $2.5 million relating to the European restructuring charge, selling expenses were $124.5 million for the year ended December 31, 2002, compared to $108.9 million for the year ended December 31, 2001, an increase of $15.6 million. This increase was a result of (i) increased sales salaries primarily due to the increased retail operations, (ii) increased sports marketing expenses primarily for footwear and apparel and (iii) displays and display depreciation to support the new distribution initiatives, partially offset by reduced commissions due to a realigned commission structure. As a percentage of net sales, selling expenses excluding the restructure charge remained at 25.4% of net sales for the year ended December 31, 2002. Shipping and warehousing expenses as a percentage of net sales decreased to 3.7% of net sales for the year ended December 31, 2002 from 4.0% of net sales for the year ended December 31, 2001. Excluding $0.3 million related to the European restructuring charge, shipping and warehousing expenses as a percentage of sales decreased to 3.6% of net sales for the year ended December 31, 2002 from 4.0% of net sales for the year ended December 31, 2001 as the Company leveraged its shipping expenses over higher sales. This leverage resulted from labor and freight cost efficiencies offsetting increased international third party distribution costs. General and administrative expenses increased $8.7 million to $52.3 million, or 10.7% of net sales, for the year ended December 31, 2002, from $43.6 million, or 10.2% of net sales, for the year ended December 31, 2001. The increase in general and administrative expenses was principally a result of greater personnel-related and administrative costs and information technology costs necessary to support and manage the Company's growth, as well as increased retail store expenses. These increases were partially offset by the reduction of amortization expense for the year ended December 31, 2002 of approximately $1.2 million primarily due to the adoption of SFAS No. 142. See Note 5 in Notes to Consolidated Financial Statements.

Operating income

        The Company's operating income decreased to $64.2 million, or 13.1% of net sales, for the year ended December 31, 2002 from $74.1 million, or 17.3% of net sales, a decrease of $9.9 million. Excluding the European restructuring charge of $2.8 million, the Company's operating income decreased $7.2 million to $66.9 million for the year ended December 31, 2002 from $74.1 million for the year ended December 31, 2001. As a percentage of net sales, operating income, prior to the restructure charge, decreased to 13.7% for the year ended December 31, 2002 from 17.3% for the year ended December 31, 2001.

Interest expense, net

        The Company had net interest expense of $1.6 million for the year ended December 31, 2002, as compared with net interest expense of $3.1 million for the year ended December 31, 2001. The decrease in interest expense is due to lower interest rates during 2002, reduced short-term borrowing balances resulting from the improved balance sheet trends and a nonrecurring credit to interest expense of approximately $350,000 resulting from the favorable settlement of a treasury hedge entered into by the Company in connection with the previously announced long-term debt financing, which the Company elected not to pursue in the quarter ended June 30, 2002.

Income taxes

        The Company recorded a provision for income taxes of $21.9 million for the year ended December 31, 2002 compared to $20.6 million for the year ended December 31, 2001. Excluding the tax effect of the restructuring charge, the Company's provision for income taxes was $22.9 million in 2002 compared to $20.6 million for 2001. The Company's effective tax rate for the year ended December 31, 2002 was 35%, compared to 29% for the comparable period in 2001 which resulted from a one-time tax benefit associated with the Company's foreign operations in 2001. The Company expects the 35% tax rate to continue for the full year 2003.

Net income

        The Company's net income decreased to $40.6 million for the year ended December 31, 2002 from $50.4 million for the year ended December 31, 2001, a decrease of $9.8 million or 19.4%. Excluding the European restructuring after-tax charge of $1.8 million, net income decreased to $42.4 million for the year ended December 31, 2002 from $50.4 million for the year ended December 31, 2001, a decrease of $8.0 million, or 15.9%.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales

        Net sales increased to $429.3 million for the year ended December 31, 2001 from $363.5 million for the year ended December 31, 2000, an increase of $65.8 million, or 18.1%. The increase in net sales was attributable to several factors, including a 6.3%, or $17.8 million, increase in gross sunglass sales. Gross sunglass sales were $301.6 million for the year ended December 31, 2001 compared to $283.8 million for the year ended December 31, 2000. For 2001, the Company experienced a 3.5% decrease in sunglass unit volume and a 10.1% increase in average selling prices. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's Wire™ products (including the Square Wire®, C Wire™, and A Wire®), Straight Jacket®, Twenty-XX™, Minute®, X-Metal® line, and the Company's polarized styles, as well as strong sales of new products offsetting declines in sales of more mature products. New sunglass introductions in 2001, which include the Why 3™, introduced in March 2001, the Four S™, introduced in April 2001, E-Wire® 2.1, introduced in May 2001, Scar™ and X-Metal Penny™, introduced in June 2001, Switch™, introduced in September 2001, and Fives® 2.0, introduced in November 2001, contributed to the increase in sales, and as a group, represented 7.7% of the Company's gross sunglass sales. However, the content of new sunglass sales as a percent of total sunglass sales was below the Company's historical levels. The Company believes new sunglass product sales were negatively affected by the temporary disruption in its relationship with Luxottica's Sunglass Hut retail chain and the impact of the tragic events of September 11th on consumer travel and spending patterns. Sales from the Company's newer product categories, comprised of footwear, apparel, watches and prescription eyewear, continued to grow with gross sales increasing 79.7%, or $44.7 million, to $100.8 million, or 22.4% of gross sales, for the year ended December 31, 2001 compared to $56.1 million, or 14.6% of gross sales, for the year ended December 31, 2000. Footwear gross sales grew to $30.0 million in 2001 compared to $10.4 million in 2000. Apparel sales increased to $37.9 million in 2001 from $28.4 million in 2000. Watch sales increased $2.5 million, to $8.2 million for 2001 over $5.7 million for 2000. Sales of the Company's prescription products more than doubled to $24.7 million in 2001 from $11.6 million in 2000. Management believes these increases were a result of its expanded product lines, and expanded distribution and retail initiatives, including its greater dealer base.

        The Company's U.S. net sales increased 10.3% to $213.2 million in 2001 from $193.2 million in 2000, principally as a result of a 26.2% increase in net sales to the Company's broad specialty store account base and other U.S. sales, while sales to the Company's largest U.S. customer, Sunglass Hut, decreased 30.4% to $43.6 million in 2001 from $62.6 million in 2000. See discussion regarding Sunglass Hut in "Principal Customers" above. The Company's retail store sales also contributed to the increase in U.S. net sales by increasing 172.8% to $8.9 million in 2001 from $3.3 million in 2000. During 2001, international net sales surpassed U.S. net sales for the first time in the Company's history with an increase of 26.9% to $216.1 million in 2001 from $170.3 million in 2000. The increase was driven by continued strength in almost all regions of the world in which the Company sells its products, with the strongest growth in Europe, Japan, Latin America, Asia and Canada. The only region that showed a decline in net sales was Australia/New Zealand. Additionally, in 2000, sales in this region benefited from the 2000 Sydney Olympics. Sales from the Company's direct international offices represented 82.0% of total international sales for 2001, compared to 83.3% for 2000. On a constant dollar basis, international sales increased approximately 33.9% for 2001 over 2000. During the fourth quarter of 2001, the Company experienced a year over year decline in international sales due to weak consumer environment in major markets, especially those highly dependent on leisure travel activity. In addition, sales in Australia and New Zealand, one of the Company's largest international markets, were negatively impacted by the disruption in Sunglass Hut shipments, magnifying the difficult comparisons to the prior year's fourth quarter sales, which benefited from the 2000 Sydney Olympics.

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

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $88.8 million for the year ended December 31, 2002 compared to $30.4 million for the year ended December 31, 2001. At December 31, 2002, working capital was $129.0 million compared to $106.3 million at December 31, 2001, a 21.4% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions, and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, totaled $68.1 million at December 31, 2002, compared to $74.8 million at December 31, 2001, with accounts receivable days outstanding for the year ended December 31, 2002 of 53, compared to 59 for the year ended December 31, 2001. Inventories increased to $87.0 million at December 31, 2002, compared to $77.3 million at December 31, 2001. This inventory reflects a 12.5% increase from December 31, 2001, compared to a revenue increase of 14.0% from December 31, 2001. Inventory turns were 2.6 at December 31, 2002, compared to 2.5 at December 31, 2001.

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.12% at December 31, 2002) or the bank's prime lending rate minus 0.25% (4.00% at December 31, 2002). At December 31, 2002, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate U.S. dollar borrowing limit on the foreign lines of credit is approximately $23.3 million, of which $14.2 million was outstanding at December 31, 2002. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (2.43% at December 31,

2002). At December 31, 2002, the outstanding balance on the term loan was $14.8 million. The term loan is due in September 2007. In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the loan at 6.31%.

        The Company also has a note in the amount of $1.8 million, net of discounts, as of December 31, 2002, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 commencing in 2002 and ending in 2006, with a portion of such payments contingent upon certain conditions.

        Capital expenditures, net of retirements, for the year ended December 31, 2002 were $31.5 million, which included $7.2 million for retail store operations. Included in capital expenditures for 2002 were $9.7 million for production equipment and new product tooling, $6.7 million for information technology infrastructure, including software, computers and related equipment, $7.6 million for in-store displays and $10.9 million for retail store and facility building improvements, furniture and fixtures and autos. For 2003, the Company expects capital expenditures to be approximately $35 million, including approximately $8 million for expansion of both Oakley and Iacon retail operations. As of December 31, 2002, the Company had commitments of approximately $0.4 million for future capital purchases.

        In December 2000, the Company's Board of Directors authorized a repurchase by the Company of up to $20 million of the Company's common stock from time to time as market conditions warrant. The Company completed this repurchase program during the third quarter of 2002 resulting in aggregate repurchases of 1,400,500 shares of its common stock at a cost of approximately $20.0 million, or an average cost of $14.24 per share. In September 2002, the Company's Board of Directors authorized the repurchase of an additional $20 million of the Company's common stock to occur from time to time as market conditions warrant. Under this program, as of December 31, 2002, the Company had purchased 394,000 shares of its common stock at an aggregate cost of approximately $4.1 million, or an average cost of $10.50 per share.

        The following table gives additional guidance related to the Company's future obligations and commitments as of December 31, 2002:

	2003	2004	2005	2006	2007	Thereafter
Lines of credit	$14,162,000	$—	$—	$—	$—	$—
Long-term debt	1,519,000	1,519,000	1,519,000	1,519,000	8,731,000	—
Note payable	500,000	500,000	500,000	500,000	—	—
Letters of credit	4,800,000	—	—	—	—	—
Operating leases
Related party	90,000	90,000	90,000	90,000	90,000	—
Other	9,835,000	9,501,000	8,524,000	7,435,000	6,609,000	16,405,000
Endorsement contracts	5,866,000	3,634,000	1,470,000	—	—	—

	$36,772,000	$15,244,000	$12,103,000	$9,544,000	$15,430,000	$16,405,000

        The Company provides warranties against manufacturer's defects for all of its products and maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. Warranty liability activity for the years ended December 31, was as follows:

	2002	2001	2000
Balance as of January 1,	$3,503,000	$3,992,000	$4,483,000
Warranty claims and expenses	(4,224,000)	(3,444,000)	(4,145,000)
Provisions for warranty expense	4,224,000	2,962,000	3,654,000
Changes due to foreign currency translation	34,000	(7,000)	—

Balance as of December 31,	$3,537,000	$3,503,000	$3,992,000

        The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated borrowings under its credit facility will be sufficient to meet operating needs and capital expenditures for the foreseeable future. The Company's short-term funding comes from its current revolving line of credit which contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all restrictive covenants and financial ratios.

Seasonality

        The following table sets forth certain unaudited quarterly data for the periods shown:

	2002				2001
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands)
Net sales	$109,572	$145,144	$131,913	$102,923	$93,831	$131,212	$113,997	$90,227
Gross profit	57,683	91,067	74,284	54,556	54,411	84,186	66,785	49,553

        Historically, the Company's aggregate sales have been highest in the period from March to September, the period during which sunglass use is typically highest in the northern hemisphere. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, sales of goggles, footwear and apparel, which generate gross profits at lower levels than sunglasses, represent a smaller portion of the Company's net sales in the second quarter. This seasonal trend contributes to the Company's gross profit in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product category introductions, such as apparel, footwear and watches, and the Company's international expansion have partially mitigated the impact of seasonality.

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At December 31, 2002, the Company had a backlog of $42.7 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $5.7 million, compared to a backlog of $36.7 million, including backorders of $4.8 million, at December 31, 2001. Prebook orders from retailers for the Company's spring footwear and apparel lines totaled $34.0 million at December 31, 2002, up 18.9% compared with $28.6 million at December 31, 2001.

Inflation

        The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also reviewed in the event of an impairment indicator. The Company adopted SFAS 142 as of January 1, 2002 and recognized a reduction of amortization expense for the year ended December 31, 2002 of approximately $1.2 million primarily due to the adoption of SFAS No. 142. See Note 5 in Notes to the Consolidated Financial Statements.

        In August 2001, The FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS 144 effective January 1, 2002 and such adoption did not have a material impact on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 is recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002. The Company is currently evaluating the recognition provisions of FIN 45 but expects that they will not have a material adverse impact on the Company's financial position or results of operations upon adoption.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the year ended December 31, 2002 (see Notes 1 and 11) and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company does not currently have any variable interest entities, the Company expects that the adoption of the provisions of FIN 46 will not have a material impact on the Company's financial position or results of operations.

Forward-Looking Statements

        This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the company; the potential effect of periodic power crises on the Company's operations including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based; the European restructuring charge is based on management's estimates of expected costs, and actual results may vary; the Company's ability to identify and execute successfully cost control initiatives. Because of these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update this forward-looking information.

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

        As more fully described in Note 10 of the Company's Notes to Consolidated Financial Statements, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at December 31, 2002.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the Company's foreign exchange contracts by currency at December 31, 2002:

Forward Contracts:	U.S. Dollar Equivalent	Maturity	Fair Value
Australian dollar	$12,710,250	Jan. 2003 - Dec. 2003	$(160,272)
British pound	19,768,056	Feb. 2003 - Dec. 2003	(766,126)
Canadian dollar	11,348,507	Jan. 2003 - Sep. 2003	(72,867)
Euro	33,461,964	Jan. 2003 - Dec. 2003	(2,048,683)
Japanese yen	12,659,296	Mar. 2003 - Dec. 2003	(149,652)
South African rand	2,426,764	Mar. 2003 - Jun. 2003	(556,786)

	$92,374,837		$(3,754,386)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 2002, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

        The Company sells direct and through its subsidiaries to various customers in the European Union which adopted the Euro as a legal currency effective January 1, 1999. The Euro began its circulation after a three-year transition period on January 1, 2002. The Company has upgraded certain of its information systems to enhance its capability to process transactions and keep records in Euros. As of December 31, 2002, costs in connection with the Euro conversion have been immaterial and have not had a material adverse effect on the Company.

Interest rates

        The Company's principal line of credit, with no balance outstanding at December 31, 2002, bears interest at either LIBOR or IBOR plus 0.75% (2.12% at December 31, 2002) or the bank's prime lending rate minus 0.25% (4.00% at December 31, 2002). Based on the weighted average interest rate of 3.2% on the line of credit during the year ended December 31, 2002, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $2,000 per year.

        The Company's ten-year real estate term loan, with a balance of $14.8 million outstanding at December 31, 2002, bears interest at LIBOR plus 1.0% (2.43% at December 31, 2002) and is due in September 2007. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term loan by fixing the rate at 6.31%. As of December 31, 2002, the fair value of the Company's interest rate swap agreement was a loss of approximately $1.3 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Consolidated Financial Statements for a listing of the consolidated financial statements submitted as part of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 6, 2003, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 6, 2003, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 6, 2003, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 6, 2003, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

Changes in Internal Controls

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    See page 47 for a listing of financial statements submitted as part of this report.

(a)(2)    Schedule II—Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)    The following exhibits are included in this report.

3.1	(1)	Articles of Incorporation of the Company
3.2	(8)	Amended and Restated Bylaws of the Company
3.3	(3)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
3.4	(8)	Amendment No. 1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and Restated Bylaws of Oakley, Inc.
10.1	(2)	Agreement, dated July 17, 1995, between Oakley, Inc. and Michael Jordan
10.2	(4)	Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D'Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)
10.3	(4)	Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.4	(5)	Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.5	(5)	Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.6	(5)	Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.7	(5)	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.8	(6)	Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.
10.9	(7)	Second Amended and Restated Credit Agreement, dated August 25, 1998, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
10.10	(7)	Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.11	(7)	Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association
10.12	(9)	Amended and Restated Employment Agreement, dated May 1, 1999, between Link Newcomb and Oakley, Inc.
10.13	(9)	Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan
10.14	(9)	Oakley, Inc. Amended and Restated Executive Officers Performance Bonus Plan
10.15	(10)	Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 1999, between Link Newcomb and Oakley, Inc.
10.16	(10)	Second Amended and Restated Employment Agreement, dated January 1, 2000, between Thomas George and Oakley, Inc.

10.17	(11)	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 6, 2000, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
10.18	(12)	Employment Agreement, dated October 1, 2000, between Tomas Rios and Oakley, Inc.
10.19	(13)	Second Amendment to Second Amended and Restated Credit Agreement, dated October 16, 2000, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
10.20	(13)	Third Amendment to Second Amended and Restated Credit Agreement, dated January 18, 2001, among Oakley, Inc. and Bank of America National Trust and Savings Association, as agent, and the Lenders named therein
10.21	(13)	Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc.
10.22	(13)	Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc.
10.23	(14)	Aircraft Lease Agreement, dated March 28, 2002, between Oakley, Inc. and X, Inc.
10.24	(15)	Aircraft Lease Agreement, dated May 6, 2002, between Oakley, Inc. and N2T, Inc.
10.25	(15)	Amendment to Trademark License Agreement, dated June 1, 2002, between Y, LLC and Oakley, Inc.
10.26	(16)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jim Jannard.
10.27	(16)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Link Newcomb.
10.28	(16)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Colin Baden.
10.29	(16)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Tommy Rios.
10.30	(16)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Tom George.
10.31	(16)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Donna Gordon.
10.32	(16)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Scott Bowers.
10.33	(16)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Bill Daily.
10.34	(16)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jon Krause.
10.35	(16)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Kent Lane.
10.36	(16)	Indemnification Agreement, dated February 13, 2003, between Oakley, Inc. and Cliff Neill.
10.37	(16)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Carlos Reyes.
21.1	(16)	List of Material Subsidiaries
23.1	(16)	Consent of Deloitte & Touche LLP, independent auditors
99.1	(16)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)
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

(13)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2000.

(14)
Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2002.

(15)
Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2002.

(16)
Filed herewith.

(b)    Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Oakley, Inc.:

        We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 14, 2003

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,248	$5,612
Accounts receivable, less allowance for doubtful accounts of $2,606 (2002) and $1,844 (2001)	68,116	74,775
Inventories, net (Note 3)	87,007	77,270
Other receivables	5,008	3,097
Deferred and prepaid income taxes (Note 7)	10,686	8,734
Income tax receivable (Note 7)	—	6,449
Prepaid expenses and other assets	6,271	10,754

Total current assets	199,336	186,691
Property and equipment, net (Note 4)	152,454	146,591
Deposits	2,684	1,378
Deferred income taxes (Note 7)	470	—
Goodwill (Note 5)	21,470	20,682
Other assets (Note 5)	7,536	7,438

TOTAL ASSETS	$383,950	$362,780

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit (Note 8)	$14,162	$40,533
Accounts payable	25,912	19,025
Accrued expenses and other current liabilities (Note 6)	24,337	15,293
Accrued warranty	3,537	3,503
Income taxes payable (Note 7)	361	—
Current portion of long-term debt (Note 8)	2,019	2,019

Total current liabilities	70,328	80,373
Deferred income taxes (Note 7)	5,215	5,207
Long-term debt, net of current portion (Note 8)	14,576	16,490
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY (Note 11):
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,332,000 (2002) and 68,821,000 (2001) issued and outstanding	683	688
Additional paid-in capital	35,097	40,805
Retained earnings	268,285	227,648
Accumulated other comprehensive (loss) income	(10,234)	(8,431)

Total shareholders' equity	293,831	260,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$383,950	$362,780

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Net sales (Note 12)	$489,552	$429,267	$363,474
Cost of goods sold	211,962	174,332	138,408

Gross profit	277,590	254,935	225,066
Operating expenses:
Research and development	16,016	11,318	7,894
Selling (Note 14)	126,995	108,948	90,291
Shipping and warehousing (Note 14)	18,083	16,997	10,005
General and administrative	52,335	43,606	35,612

Total operating expenses	213,429	180,869	143,802

Operating income	64,161	74,066	81,264
Interest expense, net	1,643	3,108	2,723

Income before provision for income taxes	62,518	70,958	78,541
Provision for income taxes (Note 7)	21,881	20,587	27,489

Net income	$40,637	$50,371	$51,052

Basic net income per common share	$0.59	$0.73	$0.74

Basic weighted average common shares	68,732,000	68,856,000	69,041,000

Diluted net income per common share	$0.59	$0.72	$0.73

Diluted weighted average common shares	69,333,000	69,751,000	69,709,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Net income	$40,637	$50,371	$51,052
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments	(4,181)	1,795	(2,759)
Foreign currency translation adjustment	2,378	(3,952)	(2,576)

Other comprehensive (loss) income, net of tax	(1,803)	(2,157)	(5,335)

Comprehensive income	$38,834	$48,214	$45,717

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance as of January 1, 2000	70,037,000	$700	$51,851	$126,225	$(939)	$177,837
Repurchase of common shares (Note 11)	(2,411,000)	(24)	(27,550)	—	—	(27,574)
Exercise of stock options (Note 11)	986,000	10	10,353	—	—	10,363
Compensatory stock options	—	—	141	—	—	141
Tax benefit related to exercise of stock options	—	—	1,689	—	—	1,689
Net income	—	—	—	51,052	—	51,052
Other comprehensive loss	—	—	—	—	(5,335)	(5,335)

Balance as of December 31, 2000	68,612,000	686	36,484	177,277	(6,274)	208,173
Repurchase of common shares (Note 11)	(350,000)	(3)	(4,474)	—	—	(4,477)
Exercise of stock options (Note 11)	559,000	5	5,481	—	—	5,486
Compensatory stock options	—	—	98	—	—	98
Tax benefit related to exercise of stock options	—	—	3,216	—	—	3,216
Net income	—	—	—	50,371	—	50,371
Other comprehensive loss	—	—	—	—	(2,157)	(2,157)

Balance as of December 31, 2001	68,821,000	688	40,805	227,648	(8,431)	260,710
Repurchase of common shares (Note 11)	(666,000)	(7)	(7,986)	—	—	(7,993)
Exercise of stock options (Note 11)	177,000	2	1,827	—	—	1,829
Compensatory stock options	—	—	3	—	—	3
Tax benefit related to exercise of stock options	—	—	448	—	—	448
Net income	—	—	—	40,637	—	40,637
Other comprehensive loss	—	—	—	—	(1,803)	(1,803)

Balance as of December 31, 2002	68,332,000	$683	$35,097	$268,285	$(10,234)	$293,831

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,637	$50,371	$51,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,578	23,545	20,377
Provision for bad debt expense	1,877	894	1,607
Compensatory stock options and capital contributions	3	98	141
Loss on disposition of equipment	1,353	130	94
Deferred and prepaid income taxes, net	(85)	15,728	(10,602)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	5,672	(13,663)	(29,585)
Inventories	(5,925)	(14,398)	(28,121)
Other receivables	(2,192)	(1,376)	23
Income taxes receivable	6,449	(6,449)	—
Prepaid expenses and other	3,243	(6,369)	215
Accounts payable	6,034	(5,413)	6,344
Accrued expenses	2,838	2,691	2,783
Accrued warranty	34	(489)	(491)
Income taxes payable	319	(14,912)	14,296

Net cash provided by operating activities	88,835	30,388	28,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(1,218)	(125)	958
Acquisitions of property and equipment	(32,992)	(44,702)	(26,999)
Proceeds from sale of property and equipment	162	164	37
Acquisitions of businesses (Note 2)	—	(8,699)	—
Other assets	(288)	(1,432)	1,806

Net cash used in investing activities	(34,336)	(54,794)	(24,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	77,852	156,047	138,149
Repayments of bank borrowings	(107,714)	(134,719)	(126,819)
Net proceeds from issuance of common shares	2,277	8,702	12,052
Repurchase of common shares and contributions of capital	(7,993)	(4,477)	(27,574)

Net cash (used in) provided by financing activities	(35,578)	25,553	(4,192)
Effect of exchange rate changes on cash	(2,285)	(390)	(387)

Net increase (decrease) in cash and cash equivalents	16,636	757	(644)
Cash and cash equivalents, beginning of period	5,612	4,855	5,499

Cash and cash equivalents, end of period	$22,248	$5,612	$4,855

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,700	$4,882	$3,363

Income taxes (net of refunds received)	$14,582	$22,130	$22,146

Supplemental disclosure of non-cash transactions:
During the year ended December 31, 2002, the Company acquired certain assets through the settlement of accounts receivable	$(2,687)	—	—

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

Note 1—Significant Accounting Policies and Description of Business

        Description of Business—The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Its designs and innovations are protected by approximately 600 legal patents and 900 trademarks worldwide.

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Principles of Consolidation—The consolidated financial statements include the accounts of Oakley, Inc. (a Washington corporation, which succeeded to all the assets and liabilities of Oakley, Inc., a California corporation) and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates.

        Cash and Cash Equivalents—For purposes of the consolidated financial statements, investments purchased with an original maturity of three months or less are considered cash equivalents.

        Inventories—Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements.

        Property and Equipment—Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives (generally two to seven years for property and equipment and 39 years for buildings) of the respective assets or, as to leasehold improvements, the term of the related lease if less than the estimated useful service life.

        Goodwill and Intangible Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the annual test and determined that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill in 2002.

        Revenue Recognition—The Company recognizes revenue when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company's shipping terms with all customers are FOB shipping point. Sales agreements with dealers and distributors normally provide general payment terms of 30 to

120 days, depending on the product category. Although none of the Company's sales agreements with any of its customers provides for any rights of return by the customer, except for product warranty related issues, the Company occasionally accepts returns at its sole discretion. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company's estimates. In addition, although the Company, at its sole discretion, may repurchase its own products to protect the Company image, this practice is infrequent and, historically, the value of these repurchases has not been significant.

        Financial Instruments—The carrying amounts of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and accounts payable, approximate fair value due to the short period of time between origination of the instruments and their expected realization. Management also believes the carrying amount of balances outstanding under the credit agreements approximates fair value as the underlying interest rates reflect market rates.

        Accounts Receivable—The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by the Company's review of their current credit information. The Company continuously monitors its customer collections and payments and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same credit loss rates that have been experienced in the past.

        Warranties—The Company provides a one-year limited warranty against manufacturer's defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer's defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer's defects, and apparel is warranted for 30 days against manufacturer's defects. The Company's standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period. While warranty costs have historically been within the Company's expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in the prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company's operating results.

        Warranty liability activity for the years ended December 31, was as follows:

	2002	2001	2000
Balance as of January 1,	$3,503,000	$3,992,000	$4,483,000
Warranty claims and expenses	(4,224,000)	(3,444,000)	(4,145,000)
Provisions for warranty expense	4,224,000	2,962,000	3,654,000
Changes due to foreign currency translation	34,000	(7,000)	—

Balance as of December 31,	$3,537,000	$3,503,000	$3,992,000

        Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will provide a valuation allowance on such assets. (Note 7).

        Foreign Currency Translation—The Company's primary functional currency is the U.S. dollar, while the functional currency of each of the Company's subsidiaries is the local currency of the subsidiary. The Company has direct operations in Continental Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses of foreign subsidiaries are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts (Note 10).

        Comprehensive Income—The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.

        The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	Years ended December 31,
	2002	2001
	(in thousands)
Unrealized (loss) gain on foreign currency cash flow hedges	$(3,205)	$321
Unrealized (loss) gain on interest rate swap	(922)	(268)
Equity adjustment from foreign currency translation	(6,107)	(8,484)

	$(10,234)	$(8,431)

        Stock-Based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for stock option awards granted at fair market value. Stock based awards to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

        SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in accounting for stock-based awards as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Stock volatility	44.1% - 81.1%	58.1% - 83.7%	44.3% - 58.7%
Risk-free interest rate	2.8%	3.8%	5.5%
Expected dividend yield	0%	0%	0%
Expected life of option	1 - 4 years	1 - 4 years	1 - 4 years

        If the computed fair value of the 2002, 2001 and 2000 awards has been amortized to expense over the vesting period of the awards, net income would have been as follows:

	2002	2001	2000
Net income:
As reported	$40,637,000	$50,371,000	$51,052,000
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(3,639,000)	(2,964,000)	(2,724,000)

Pro forma	$36,998,000	$47,407,000	$48,328,000

Basic net income per share:
As reported	$0.59	$0.73	$0.74
Pro forma	$0.54	$0.69	$0.70
Diluted net income per share:
As reported	$0.59	$0.72	$0.73
Pro forma	$0.54	$0.68	$0.69

        Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2002, 2001, and 2000, the diluted weighted average common shares outstanding includes diluted shares for stock options totaling 601,000, 895,000, and 668,000, respectively.

        Advertising Costs—The Company advertises primarily through print media, catalogs and in-house mailers. The Company's policy is to expense advertising costs associated with print media on the date the print media is released to the public. Costs associated with catalogs and direct mailers are expensed as they are shipped to the Company's customers. Advertising costs also includes posters and other point-of-purchase materials which are expensed as incurred. Advertising expenses for 2002, 2001 and 2000 were $18,432,000, $17,922,000, and $11,991,000, respectively.

        Changes in Accounting Principle—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also reviewed in the event of an impairment indicator. (Note 5)

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS 144 effective January 1, 2002 and such adoption did not have a material impact on the Company's financial position or results of operations.

        New Accounting Pronouncements—In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 is recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002. The Company is currently evaluating the recognition provisions of FIN 45 but expects that they will not have a material adverse impact on the Company's financial position or results of operations upon adoption.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation,to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company does not currently have any variable interest entities, the Company expects that the adoption of the provisions of FIN 46 will not have a material impact on the Company's financial position or results of operations.

        Reclassifications—Certain reclassifications have been made to prior period financial statements to conform to the presentation for the financial statements for the period ended December 31, 2002.

Certain Significant Risks and Uncertainties

        General Business—The Company's historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products, and there can be no assurance of the Company's ability to do so. The consumer products industry, including the eyewear, apparel, footwear and watch categories, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences and shifts in consumer preferences may adversely affect companies that misjudge such preferences.

        In addition, the Company has experienced significant growth under several measurements which has placed, and could continue to place, a significant strain on its employees and operations. If management is unable to anticipate or manage growth effectively, the Company's operating results could be materially adversely affected.

        Inventories—As experienced in 2002, demand for the Company's products can fluctuate significantly. Factors which could affect demand for the Company's products include unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions, which could reduce demand for products sold by the Company and which could adversely affect profitability; and future terrorist acts or war, or the threat thereof, which could adversely affect consumer confidence and spending, interrupt production and distribution of product and raw materials and, as a result, adversely affect the Company's operations and financial performance. Additionally, management's estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

        Vulnerability Due to Supplier Concentrations—The Company relies on a single source for the supply of several components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of its source for lens blanks, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials can be located or developed in a timely manner.

        Vulnerability Due to Customer Concentrations—Net sales to Sunglass Hut accounted for approximately 12.2%, 12.0% and 21.0% of the Company's net sales for the years ended December 31, 2002, 2001 and 2000, respectively. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores. The agreement applies to Sunglass Hut locations in the United States, Canada, the United Kingdom and Ireland, and marked the resumption of the business relationship between the two companies, which had been substantially reduced since August 2, 2001. Oakley and Luxottica also resumed their business together on mutually agreed terms for the markets not specifically covered by the 2001 agreement. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica.

Note 2—Acquisitions

        On October 31, 2001, the Company acquired one of its largest U.S. customers, Iacon, Inc., a sunglass specialty retailer. During 2002, the Company transitioned its operations in Brazil to direct distribution from the previous independent distributor and acquired certain intangible assets on May 29, 2002. These acquisitions have been recorded using the purchase method of accounting and the results of operations from the date of acquisitions have been included in the Company's consolidated financial statements. The purchase price for these acquisitions were allocated on the respective date of acquisitions as follows:

	Brazil 2002	Iacon 2001
Inventories, net	$187,000	$2,747,000
Other current assets	—	448,000
Property and equipment, net	500,000	2,276,000
Identified intangible assets	2,000,000	574,000
Goodwill	—	7,760,000
Assumed liabilities	—	(4,986,000)

	$2,687,000	$8,819,000

        The excess of the purchase prices over the fair values of the net assets acquired have been allocated to intangible assets and goodwill. Had the acquisitions occurred at the beginning of the fiscal year in which they were completed, or the beginning of the immediately preceding year, combined pro forma net sales, net income and net income per common share would not have been materially different from that currently being reported.

Note 3—Inventories

        Inventories at December 31, consist of the following:

	2002	2001
Raw materials	$22,188,000	$23,137,000
Finished goods	64,819,000	54,133,000

	$87,007,000	$77,270,000

Note 4—Property and Equipment

      Property and equipment at December 31, consist of the following:

	2002	2001
Land	$8,979,000	$9,043,000
Buildings and leasehold improvements	84,471,000	75,821,000
Equipment and furniture	163,556,000	144,315,000
Tooling	23,883,000	19,141,000

	280,889,000	248,320,000
Less accumulated depreciation and amortization	(128,435,000)	(101,729,000)

	$152,454,000	$146,591,000

Note 5—Goodwill and Intangible Assets

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

Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of December 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$4,267,000	$1,955,000	$3,576,000	$1,519,000
Distribution rights	3,567,000	1,309,000	3,067,000	1,045,000
Patents	3,591,000	1,363,000	3,575,000	1,038,000
Other identified intangible assets	838,000	100,000	828,000	6,000

Total	$12,263,000	$4,727,000	$11,046,000	$3,608,000

        The following table reflects the impact that SFAS No. 142 would have had on prior years net income and net income per share if the non-amortization provisions had been adopted on January 1, 2000:

	Twelve months ended December 31,:
	2002	2001	2000
Net income	$40,637,000	$50,371,000	$51,052,000
Add back: Goodwill amortization	—	1,221,000	1,305,000
Related income tax effect	—	(354,000)	(457,000)

Adjusted net income	$40,637,000	$51,238,000	$51,900,000

Net income per share:
Basic	$0.59	$0.73	$0.74
Add back: Goodwill amortization, net of related income tax effect	—	0.01	0.01

Adjusted basic net income per share	$0.59	$0.74	$0.75

Diluted	$0.59	$0.72	$0.73
Add back: Goodwill amortization, net of related income tax effect	—	0.01	0.01

Adjusted diluted net income per share	$0.59	$0.73	$0.74

        Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the years ended December 31, 2002, 2001 and 2000 were approximately $1,119,000, $840,000 and $799,000, respectively. Annual estimated amortization expense, based on the Company's intangible assets at December 31, 2002, is as follows:

Estimated Amortization Expense:
Fiscal 2003	$1,265,000
Fiscal 2004	1,265,000
Fiscal 2005	1,265,000
Fiscal 2006	1,207,000
Fiscal 2007	851,000

        Changes in goodwill related to domestic and foreign entities is as follows:

	United States	Continental Europe	Other Countries	Consolidated
Balance, December 31, 2001	$9,613,000	$—	$11,069,000	$20,682,000
Adjustments:
Goodwill adjustments during the year	165,000	—	—	165,000
Changes due to foreign exchange rates	—	—	623,000	623,000

Balance, December 31, 2002	$9,778,000	$—	$11,692,000	$21,470,000

Note 6—Accrued Liabilities

        Accrued liabilities consist of the following:

	Years ended December 31,
	2002	2001
Accrued employee compensation and benefits	$9,708,000	$7,538,000
Derivative liability	5,060,000	—
Other liabilities	9,569,000	7,755,000

	$24,337,000	$15,293,000

Note 7—Income Taxes

        The Company's income before income tax provision was subject to taxes in the following jurisdictions for the years ended December 31,:

	2002	2001	2000
United States	$59,153,000	$59,382,000	$64,482,000
Foreign	3,365,000	11,576,000	14,059,000

	$62,518,000	$70,958,000	$78,541,000

        The provision for income taxes for the years ended December 31, consist of the following:

	2002	2001	2000
Current:
Federal	$20,075,000	$12,738,000	$15,276,000
State	2,051,000	4,001,000	2,610,000
Foreign	1,390,000	4,734,000	4,821,000

	23,516,000	21,473,000	22,707,000
Deferred:
Federal	(1,120,000)	(448,000)	3,537,000
State	79,000	(108,000)	934,000
Foreign	(594,000)	(330,000)	311,000

	(1,635,000)	(886,000)	4,782,000

	$21,881,000	$20,587,000	$27,489,000

        A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:

	2002	2001	2000
Tax at U.S. Federal statutory rates	$21,881,000	$24,835,000	$27,489,000
State income taxes, net	1,384,000	2,530,000	2,304,000
U.S. export benefit, net of foreign tax rate differential	(1,268,000)	(6,957,000)	(1,602,000)
Other, net	(116,000)	179,000	(702,000)

	$21,881,000	$20,587,000	$27,489,000

        Deferred and prepaid income taxes consist of prepaid taxes of $74,000 at December 31, 2002 and $267,000 at December 31, 2001 and reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

	2002	2001
Current deferred tax assets:
Warranty reserve	$1,123,000	$1,344,000
Uniform capitalization	1,131,000	525,000
Sales returns reserve	1,706,000	1,136,000
State taxes	325,000	404,000
Inventory reserve	1,864,000	2,688,000
Allowance for doubtful accounts	439,000	467,000
Accrued vacation	687,000	574,000
Foreign tax credit	3,587,000	—
Other	220,000	1,329,000

Total current deferred tax assets	11,082,000	8,467,000
Long-term deferred tax liabilities:
Depreciation and amortization	(5,853,000)	(4,925,000)
Other comprehensive income	(276,000)	(1,247,000)
Other	914,000	965,000

Total long-term deferred tax liability	(5,215,000)	(5,207,000)

Net deferred tax assets	$5,867,000	$3,260,000

Note 8—Debt

        Line of Credit—In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.12% at December 31, 2002) or the bank's prime lending rate minus 0.25% (4.00% at December 31, 2002). At December 31, 2002, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.82% to 5.75%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 4.75% to 17.00%. The aggregate borrowing limit on the foreign lines of credit is $23.3 million of which $14.2 million was outstanding at December 31, 2002.

        Long-Term Debt—The Company has a real estate term loan with an outstanding balance of $14.8 million at December 31, 2002, which expires in September 2007. The term loan, which is collateralized by the Company' corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.43% at December 31, 2002). In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of December 31, 2002, the fair value of the Company's interest rate swap agreement was a loss of approximately $1.3 million.

        The following schedule lists the Company's minimum annual principal payments on its long-term debt:

Year Ending December 31,
2003	$1,519,000
2004	1,519,000
2005	1,519,000
2006	1,519,000
2007	8,731,000
Thereafter	—

$14,807,000

        The Company also has a note in the amount of $1.8 million, net of discounts, as of December 31, 2002, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 commencing in 2002 and ending in 2006, with a portion of such payments contingent upon certain conditions.

Note 9—Commitments and Contingencies

        Leases—The Company is committed under noncancelable operating leases expiring at various dates through 2013 for certain offices, warehouse facilities, retail stores, production facilities and distribution centers.

        Minimum future annual rentals under these leases are as follows:

Year Ending December 31,	Related Party	Other	Total
2003	$90,000	$9,835,000	$9,925,000
2004	90,000	9,501,000	9,591,000
2005	90,000	8,524,000	8,614,000
2006	90,000	7,435,000	7,525,000
2007	90,000	6,609,000	6,699,000
Thereafter	—	16,405,000	16,405,000

Total	$450,000	$58,309,000	$58,759,000

        Rent expense for the years ended December 31, is summarized as follows:

	2002	2001	2000
Related Party	$60,000	$48,000	$197,000
Other	8,570,000	3,838,000	1,496,000

Total	$8,630,000	$3,886,000	$1,693,000

        Additionally, during the years ended December 31, 2002 and 2001, the Company paid an officer and shareholder of the Company approximately $42,000 and $170,000, respectively, for the placement of the Company's trademarks on, and related marketing activities in connection with, an automobile owned by the officer and shareholder that competes on the National Hot Rod Association drag racing circuit.

        Purchase Commitments—The Company has an exclusive agreement, which renews annually, with its lens blank supplier and the supplier's French parent, pursuant to which the Company has the exclusive right to purchase decentered sunglass lenses, in return for the Company's agreement to fulfill all of its lens requirements, subject to certain exceptions, from such supplier.

        Employment and Consulting Agreements—The Company has entered into employment and consulting agreements with certain officers of the Company which have terms of two to three years. The agreements require minimum aggregate compensation to the respective officers. Additionally, the officers participate in a performance bonus plan, and the employment agreements establish minimum bonus targets for such officers.

        Endorsement Contracts—The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company's products. The contracts are primarily of short duration. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:

Year Ending December 31,
2003	$5,866,000
2004	3,634,000
2005	1,470,000
2006	—
2007	—
Thereafter	—

$10,970,000

        Included in such amounts is an annual retainer of $0.5 million through 2005 for a former director of the Company.

        Indemnities, Commitments and Guarantees—During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company's customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

        Litigation—The Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not likely have a material adverse effect on the accompanying consolidated financial statements.

Note 10—Derivative Financial Instruments

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. As of December 31, 2002, the fair value of the Company's interest rate swap agreement was a loss of approximately $1.3 million. At December 31, 2002, all of the Company's derivative were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $3.8 million of losses to earnings over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur within twenty-four months or less.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the twelve months ended December 31, 2002, the Company reclassified into earnings net losses of $4.5 million resulting from the expiration, sale, termination, or exercise of foreign currency exchange contracts.

        The following is a summary of the foreign currency contracts outstanding by currency at December 31, 2002:

	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
Australian dollar	$12,710,250	Jan. 2003 - Dec. 2003	$(160,272)
British pound	19,768,056	Feb. 2003 - Dec. 2003	(766,126)
Canadian dollar	11,348,507	Jan. 2003 - Sep. 2003	(72,867)
Euro	33,461,964	Jan. 2003 - Dec. 2003	(2,048,683)
Japanese yen	12,659,296	Mar. 2003 - Dec. 2003	(149,652)
South African rand	2,426,764	Mar. 2003 - Jun. 2003	(556,786)

	$92,374,837		$(3,754,386)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 2002, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 11—Shareholders' Equity

        Stock Repurchase—In December 2000, the Company's Board of Directors authorized a repurchase by the Company of up to $20 million of the Company's common stock from time to time as market conditions warrant. The Company completed this repurchase program during the third quarter of 2002 resulting in aggregate repurchases of 1,400,500 shares of its common stock at a cost of approximately $20.0 million, or an average cost of $14.24 per share. In September 2002, the Company's Board of Directors authorized the repurchase of an additional $20 million of the Company's common stock to occur from time to time as market conditions warrant. Under this program, as of December 31, 2002, the Company had purchased 394,000 shares of its common stock at an aggregate cost of approximately $4.1 million, or an average cost of $10.50 per share.

        Stock Incentive Plan—The Company's Amended and Restated 1995 Stock Incentive Plan (the "Plan") provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. These shares are, in most cases, granted at an exercise price equal to the fair market value of the Company's stock at the time of grant. Options vest over periods ranging from one to four years and expire ten years after the grant date. A total of 6,712,000 shares have been reserved for issuance under the Plan. At December 31, 2002, stock options for 2,155,509 shares were exercisable and 1,050,610 shares were available for issuance pursuant to new stock option grants.

        The following table summarizes information with respect to the Plan for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Outstanding shares at January 1	3,495,306	3,005,047	3,573,098
Granted	702,250	1,126,000	625,999
Cancelled	(115,576)	(76,459)	(208,079)
Exercised	(176,753)	(559,282)	(985,971)

Outstanding shares at December 31	3,905,227	3,495,306	3,005,047

Exercisable shares at December 31	2,155,509	1,704,894	1,649,397

Average exercise price at January 1	$12.49	$10.37	$10.45
Granted	16.03	16.89	10.42
Cancelled	14.58	13.56	11.10
Exercised	10.20	9.82	10.53
Average exercise price at December 31	$13.16	$12.49	$10.37
Weighted average exercise price of exercisable options at December 31	$11.67	$10.81	$10.94
Weighted average fair value of options granted during the year	$8.33	$7.64	$4.55

        Additional information regarding options outstanding as of December 31, 2002 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life (yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$ 5.56 - 8.75	389,081	6.08	$7.55	267,303	$7.76
$ 9.06 - 11.00	935,255	5.94	$10.38	732,042	$10.30
$11.50 - 13.32	1,251,562	5.22	$12.08	919,859	$11.84
$14.04 - 25.19	1,329,329	8.55	$17.79	236,305	$19.65

        During the years ended December 31, 2002, 2001 and 2000, the Company recorded stock compensation expense of $3,000, $98,000 and $141,000, respectively, associated with the fair value of stock options issued to non-employees.

Note 12—Net Sales

        The Company's net sales to U.S. and international customers for the years ended December 31, are summarized as follows:

	2002	2001	2000
United States	$254,024,000	$213,143,000	$193,199,000
International	235,528,000	216,124,000	170,275,000

	$489,552,000	$429,267,000	$363,474,000

Note 13—Segment and Geographic Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, manufactures and sells sunglasses and prescription eyewear, athletic equipment, apparel, footwear and watches. For segment reporting purposes, these product groups have been aggregated because of their common characteristics and their reliance on shared operating functions.

        Although the Company operates in one industry segment, it derives revenues from different product lines within the segment. Gross sales from external customers for each product line for the years ended December 31, are as follows:

	2002	2001	2000
Sunglasses	$330,154,000	$301,623,000	$283,797,000
Other consumer products	198,627,000	148,740,000	100,115,000

	$528,781,000	$450,363,000	$383,912,000

        Other consumer products consist of prescription eyewear, goggles, footwear, apparel, watches, accessories and Iacon sales of sunglasses other than the Company's.

Consumer product information related to domestic and foreign operations is as follows:

	2002
	United States	Continental Europe	Other Countries	Consolidated
	(in thousands)
Net sales	$290,347	$81,879	$117,326	$489,552
Operating income	59,946	(1,033)	5,248	64,161
Net income	37,869	(568)	3,336	40,637
Identifiable assets	266,148	38,834	78,968	383,950
	2001
	United States	Continental Europe	Other Countries	Consolidated
	(in thousands)
Net sales	$252,117	$72,301	$104,849	$429,267
Operating income	60,929	2,171	10,966	74,066
Net income	42,669	474	7,228	50,371
Identifiable assets	273,666	31,176	57,938	362,780
	2000
	United States	Continental Europe	Other Countries	Consolidated
	(in thousands)
Net sales	$222,691	$55,933	$84,850	$363,474
Operating income	67,506	3,230	10,528	81,264
Net income	42,076	2,154	6,822	51,052
Identifiable assets	186,088	55,092	61,806	302,986

        Operating income and net income for the Company's foreign operations in 2002 reflects expenses related to the Company's $2.8 million ($1.8 million on an after-tax basis) charge for the restructuring of its European operations. Operating income and net income for the Company's foreign operations reflects Oakley product sales to its subsidiaries at transfer price and other intercompany corporate charges.

Note 14—Restructure Charge

        In December 2002, the Company's Board of Directors approved a plan to restructure (the "Restructuring Plan") the Company's European operations with significant changes to the regional sales and distribution organization. As part of this plan, relationships with several outside sales agents have been modified or terminated, and changes are being implemented to rationalize other warehousing and distribution functions within the European markets. Management believes these actions to modify the Company's sales and distribution organization in the region will provide the infrastructure necessary to support future growth and position the Company to better capitalize on opportunities in footwear and apparel.

        Related to this Restructuring Plan, the Company recorded a charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) during the fourth quarter of the fiscal year ended

December 31, 2002. This charge is included in selling and shipping and warehousing expenses and is comprised of the following components:

	As of December 31, 2002
	Total restructure expense	Amounts paid	Reserves to be utilized by December 31, 2003
Termination and modification of sales agent contracts and employee contracts	$2,249,000	$(210,000)	$2,039,000
Rationalization of warehousing and distribution	539,000	—	539,000

	$2,788,000	$(210,000)	$2,578,000

Note 15—Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2002:
Net sales	$109,572	$145,144	$131,913	$102,923
Gross profit	57,683	91,067	74,284	54,556
Income before provision for income taxes	9,217	34,545	19,272	1,127
Net income	5,562	22,334	12,254	487
Basic net income per share	$0.08	$0.32	$0.18	$0.01
Diluted net income per share	$0.08	$0.32	$0.18	$0.01
Year ended December 31, 2001:
Net sales	$93,831	$131,212	$113,997	$90,227
Gross profit	54,411	84,186	66,785	49,553
Income before provision for income taxes	13,031	33,751	20,520	3,656
Net income	9,122	23,625	14,365	3,259
Basic net income per share	$0.13	$0.34	$0.21	$0.05
Diluted net income per share	$0.13	$0.34	$0.21	$0.05
Year ended December 31, 2000:
Net sales	$63,086	$100,013	$107,044	$93,331
Gross profit	39,075	66,743	65,133	54,116
Income before provision for income taxes	8,418	28,396	26,828	14,899
Net income	5,472	18,457	17,438	9,685
Basic net income per share	$0.08	$0.27	$0.25	$0.14
Diluted net income per share	$0.08	$0.27	$0.25	$0.14

OAKLEY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

	Balance at beginning of period	Additions charged to costs and expense	Deductions	Adjustments	Balance at end of period
For the year ended December 31, 2002:
Allowance for doubtful accounts	$1,844,000	$1,877,000	$(1,115,000)	$—	$2,606,000
Sales return reserve	$4,111,000	$5,108,000	$(3,394,000)	$—	$5,825,000
Inventory reserve	$8,074,000	$1,630,000	$(2,546,000)	$—	$7,158,000
For the year ended December 31, 2001:
Allowance for doubtful accounts	$1,512,000	$894,000	$(562,000)	$—	$1,844,000
Sales return reserve	$2,261,000	$4,789,000	$(2,939,000)	$—	$4,111,000
Inventory reserve	$6,756,000	$2,009,000	$(691,000)	$—	$8,074,000
For the year ended December 31, 2000:
Allowance for doubtful accounts	$598,000	$1,607,000	$(693,000)	$—	$1,512,000
Sales return reserve	$3,896,000	$3,494,000	$(5,129,000)	$—	$2,261,000
Inventory reserve	$9,272,000	$3,705,000	$(6,221,000)	$—	$6,756,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAKLEY, INC.
By:	/s/ JIM JANNARD Jim Jannard Chairman of the Board and Chief Executive Officer
Date:	March 26, 2003

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JIM JANNARD Jim Jannard	Chairman of the Board and CEO (Principal Executive Officer)	March 26, 2003
/s/ LINK NEWCOMB Link Newcomb	Chief Operating Officer and Director	March 26, 2003
/s/ THOMAS GEORGE Thomas George	Chief Financial Officer (Principal Accounting Officer)	March 26, 2003
/s/ ABBOTT BROWN Abbott Brown	Director	March 26, 2003
/s/ LEE CLOW Lee Clow	Director	March 26, 2003
/s/ IRENE MILLER Irene Miller	Director	March 26, 2003
/s/ ORIN SMITH Orin Smith	Director	March 26, 2003

CERTIFICATION FOR
ANNUAL REPORTS ON FORM 10-K

I, Jim Jannard, certify that:

1.
I have reviewed this annual report on Form 10-K of Oakley, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ JIM JANNARD Jim Jannard Chief Executive Officer

CERTIFICATION FOR
ANNUAL REPORTS ON FORM 10-K

I, Thomas George, certify that:

1.
I have reviewed this annual report on Form 10-K of Oakley, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ THOMAS GEORGE Thomas George Chief Financial Officer

QuickLinks

Oakley, Inc. TABLE OF CONTENTS
  Part I
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  Part IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share data)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
OAKLEY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000
OAKLEY, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000
SIGNATURES
CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-K
CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-K