Form 10-Q
period 2003-03-31
OAKLEY INC
filed 2003-05-15
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Class)	68,069,763 shares (Outstanding on May 12, 2003)

Oakley, Inc.

Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements
Consolidated Balance Sheets (Unaudited) as of March 31, 2003 and December 31, 2002	3
Consolidated Statements of Income (Unaudited) for the three-month periods ended March 31, 2003 and 2002	4
Consolidated Statements of Comprehensive Income (Unaudited) for the three-month periods ended March 31, 2003 and 2002	4
Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended March 31, 2003 and 2002	5
Notes to Unaudited Consolidated Financial Statements	6-13
ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	14-23
ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4—Controls and Procedures	25
PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings	26
ITEM 2—Changes in Securities and Use of Proceeds	26
ITEM 3—Defaults Upon Senior Securities	26
ITEM 4—Submission of Matters to a Vote of Security Holders	26
ITEM 5—Other Information	26
ITEM 6—Exhibits and Reports on Form 8-K	26
Signatures	27
Certification for Quarterly Reports	28-29

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,447	$22,248
Accounts receivable, less allowance for doubtful accounts of $2,549 (2003) and $2,606 (2002)	78,528	68,116
Inventories, net (Note 3)	91,766	87,007
Other receivables	4,349	5,008
Deferred and prepaid income taxes	10,325	10,686
Prepaid expenses and other assets	6,778	6,271

Total current assets	204,193	199,336
Property and equipment, net	152,751	152,454
Deposits	2,038	2,684
Deferred income taxes	766	470
Goodwill	22,493	21,470
Other assets	7,577	7,536

TOTAL ASSETS	$389,818	$383,950

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit (Note 7)	$14,595	$14,162
Accounts payable	25,514	25,912
Accrued expenses and other current liabilities (Note 5)	29,233	24,337
Accrued warranty (Note 6)	3,555	3,537
Income taxes payable	1,088	361
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	76,004	70,328
Deferred income taxes	5,265	5,215
Long-term debt, net of current portion	14,219	14,576
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 20,000,000
shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,068,000 (2003) and 68,332,000 (2002) issued and outstanding	680	683
Additional paid-in capital	32,482	35,097
Retained earnings	271,492	268,285
Accumulated other comprehensive (loss) income	(10,324)	(10,234)

Total shareholders' equity	294,330	293,831

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$389,818	$383,950

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended March 31,
	2003	2002
Net sales	$111,190	$109,572
Cost of goods sold	51,775	51,889

Gross profit	59,415	57,683
Operating expenses:
Research and development	3,722	3,864
Selling	31,691	27,475
Shipping and warehousing	4,430	4,369
General and administrative	14,267	12,758

Total operating expenses	54,110	48,466

Operating income	5,305	9,217
Interest expense, net	370	659

Income before provision for income taxes	4,935	8,558
Provision for income taxes	1,727	2,996

Net income	$3,208	$5,562

Basic net income per common share	$0.05	$0.08

Basic weighted average common shares	68,132,000	68,829,000

Diluted net income per common share	$0.05	$0.08

Diluted weighted average common shares	68,186,000	69,655,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2003	2002
Net income	$3,208	$5,562
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments	(1,313)	1,022
Foreign currency translation adjustment	1,223	148

Other comprehensive (loss) income, net of tax	(90)	1,170

Comprehensive income	$3,118	$6,732

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,208	$5,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,468	6,668
Provision for bad debt expense	474	268
Compensatory stock options and capital contributions	—	1
Loss on disposition of equipment	172	11
Deferred income taxes, net	825	600
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(9,998)	(9,382)
Inventories	(3,822)	(1,063)
Other receivables	711	332
Income taxes receivable	—	4,650
Prepaid expenses and other	(498)	2,817
Accounts payable	(561)	3,232
Accrued expenses	2,756	657
Accrued warranty	18	127
Income taxes payable	964	—

Net cash provided by operating activities	1,717	14,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	644	(1,446)
Acquisitions of property and equipment	(7,417)	(8,224)
Proceeds from sale of property and equipment	28	1
Acquisitions of businesses	(430)	—
Other assets	(375)	(389)

Net cash used in investing activities	(7,550)	(10,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	13,198	36,035
Repayments of bank borrowings	(13,558)	(37,580)
Net proceeds from issuance of common shares	—	330
Repurchase of common shares and contributions of capital	(2,618)	—

Net cash used in financing activities	(2,978)	(1,215)
Effect of exchange rate changes on cash	(990)	(58)

Net (decrease) increase in cash and cash equivalents	(9,801)	3,149
Cash and cash equivalents, beginning of period	22,248	5,612

Cash and cash equivalents, end of period	$12,447	$8,761

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

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of March 31, 2003, and the consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results of operations for the entire year ending December 31, 2003.

Note 2—Stock Based Compensation

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

	Three months ended March 31,
	2003	2002
Stock volatility	47.0% - 49.0%	66.6% - 81.1%
Risk-free interest rate	2.5%	3.3%
Expected dividend yield	0%	0%
Expected life of option	3-4 years	3-4 years

        If the computed fair value of stock option awards during the three months ended March 31, 2003 and 2002 had been amortized to expense over the vesting period of the awards, net income would have been as follows:

	Three months ended March 31,
	2003	2002
Net income:
As reported	$3,208,000	$5,562,000
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(857,000)	(796,000)

Pro forma	$2,351,000	$4,766,000

Basic net income per share:
As reported	$0.05	$0.08
Pro forma	$0.03	$0.07
Diluted net income per share:
As reported	$0.05	$0.08
Pro forma	$0.03	$0.07

Note 3—Inventories

        Inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw materials	$24,059,000	$22,188,000
Finished goods	67,707,000	64,819,000

	$91,766,000	$87,007,000

Note 4—Goodwill and Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of the carrying value of its goodwill and intangible assets, and determined that no impairment existed. Under SFAS No. 142, goodwill and non-amortizing intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or intangible assets may be impaired. As of March 31, 2003, no events have occurred which indicate that goodwill or non-amortizing intangible assets may be impaired.

        Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of March 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$4,284,000	$2,079,000	$4,267,000	$1,955,000
Distribution rights	3,567,000	1,386,000	3,567,000	1,309,000
Patents	3,591,000	1,445,000	3,591,000	1,363,000
Other identified intangible assets	964,000	134,000	893,000	100,000

Total	$12,406,000	$5,044,000	$12,318,000	$4,727,000

        Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the quarter ended March 31, 2003 was approximately $317,000 and is estimated to be, based on intangible assets at March 31, 2003, approximately $1,266,000 for fiscal 2003. Annual estimated amortization expense, based on the Company's intangible assets at March 31, 2003, is as follows:

Estimated Amortization Expense:
Fiscal 2004	$1,266,000
Fiscal 2005	1,266,000
Fiscal 2006	1,207,000
Fiscal 2007	851,000
Fiscal 2008	669,000

        Changes in goodwill related to domestic and foreign entities are as follows:

	United States	Continental Europe	Other Countries	Consolidated
Balance, December 31, 2002	$9,778,000	$—	$11,692,000	$21,470,000
Adjustments:
Goodwill additions during the quarter	371,000	—	—	371,000
Changes due to foreign exchange rates	—	—	652,000	652,000

Balance, March 31, 2003	$10,149,000	$—	$12,344,000	$22,493,000

Note 5—Accrued Liabilities

        Accrued liabilities consist of the following:

	March 31, 2003	December 31, 2002
Accrued employee compensation and benefits	$9,524,000	$9,708,000
Derivative liability	7,060,000	5,060,000
Other liabilities	12,649,000	9,569,000

	$29,233,000	$24,337,000

Note 6—Accrued Warranty

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

        The Company provides warranties against manufacturer's defects for all of its products and maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. Warranty liability activity for the three months ended March 31, was as follows:

	2003	2002
Balance as of January 1,	$3,537,000	$3,503,000
Warranty claims and expenses	(1,012,000)	(689,000)
Provisions for warranty expense	1,023,000	819,000
Changes due to foreign currency translation	7,000	(3,000)

Balance as of March 31,	$3,555,000	$3,630,000

Note 7—Financing Arrangements

        Line of Credit—In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.04% at March 31, 2003) or the bank's prime lending rate minus 0.25% (4.00% at March 31, 2003). At March 31, 2003, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2003, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.84% to 5.75%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 4.75% to 17.00%. The aggregate borrowing limit on the foreign lines of credit is $23.0 million, of which $14.6 million was outstanding at March 31, 2003.

        Long-Term Debt—The Company has a real estate term loan which matures September 2007 and an outstanding balance of $14.4 million at March 31, 2003. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.4% at March 31, 2003). In January 1999, the Company entered into an interest rate swap agreement that eliminated the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the loan at 6.31%. Payments on the Company's long-term debt for the quarter ended

March 31, 2003 were $380,000 and is estimated to be approximately $1,519,000 for fiscal 2003. The Company's minimum annual principal payments on its long-term debt are as follows:

Year Ending December 31,
2004	1,519,000
2005	1,519,000
2006	1,519,000
2007	8,731,000
2008	—

        The Company also has a note in the amount of $1.8 million, net of discounts, as of March 31, 2003, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 commencing in 2002 and ending in 2006, with a portion of such payments contingent upon certain conditions.

Note 8—Commitments and Contingencies

        Indemnities, Commitments and Guarantees—During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company's customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2003 was not significant to the Company's financial position, results of operations or cash flows.

        Litigation—The Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.

Note 9—Derivative Financial Instruments

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that resulted in a fixed interest rate over the term of the Company's ten-year real estate term loan. As of March 31, 2003, the fair value of the Company's interest rate swap agreement was a loss of approximately $1,291,000. At March 31, 2003, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $5.7 million of losses to earnings over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur within twenty-one months or less.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended March 31, 2003, the Company reclassified into earnings net losses of $2.1 million resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

        The following is a summary of the foreign exchange contracts by currency at March 31, 2003:

	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
Australian dollar	$9,312,400	Apr. 2003 - Dec. 2003	$(876,523)
British pound	16,989,977	Apr. 2003 - Dec. 2003	(537,494)
Canadian dollar	10,806,770	Apr. 2003 - Nov. 2003	(619,161)
Euro	27,329,835	Apr. 2003 - Dec. 2003	(2,725,639)
Japanese yen	16,275,770	Jun. 2003 - Dec. 2004	(145,053)
South African rand	3,883,446	Jun. 2003 - Mar. 2004	(865,530)

	$84,598,198		$(5,769,400)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of March 31, 2003, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 10—Restructure Charge

        A restructure charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) was recorded during the fourth quarter of fiscal 2002 to restructure (the "Restructuring Plan") the Company's European operations with significant changes to the regional sales and distribution organization. Approved by the Company's Board of Directors in December 2002, relationships with several outside sales agents have been modified or terminated, and changes are being implemented to rationalize other warehousing and distribution functions within the European markets. This charge was included in selling and shipping and warehousing expenses and is comprised of the following components:

	As of March 31, 2003
	Total restructure expense	Amounts paid	Changes due to foreign exchange rates	Reserves available to be utilized
Termination and modification of sales agent contracts and employee contracts	$2,249,000	$(1,517,000)	$116,000	$848,000
Rationalization of warehousing and distribution	$539,000	$(203,000)	$3,000	$339,000

	$2,788,000	$(1,720,000)	$119,000	$1,187,000

Note 11—Earnings Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2003 and 2002, the diluted weighted average common shares outstanding included 54,000 and 826,000, respectively, of dilutive stock options.

Note 12—Comprehensive Income

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

        The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2003	December 31, 2002
Unrealized (loss) gain on foreign currency cash flow hedges	$(4,536,000)	$(3,205,000)
Unrealized (loss) gain on interest rate swap	(905,000)	(922,000)
Equity adjustment from foreign currency translation	(4,883,000)	(6,107,000)

	$(10,324,000)	$(10,234,000)

Note 13—New Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 is recognized on the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company's financial position or results of operation.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company's adoption of FIN 45 has not had a material impact on the Company's financial position or results of operation. See Note 8.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended March 31, 2003 in Note 2.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company does not currently have any variable interest entities, the adoption of the provisions of FIN 46 did not have a material impact on the Company's financial position or results of operations.

Item 2.    Management's Discussion And Analysis of Financial Condition And Results Of Operations

        The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of approximately 9,200 active accounts with approximately 15,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores and limited department store distribution. The Company also operates 15 Oakley retail stores in the United States that offer the full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 66 sunglass specialty retail stores at March 31, 2003.

        Internationally, the Company sells its products in over 70 countries outside the United States, with direct offices in France, Germany, United Kingdom, Italy, Japan, Mexico, South Africa, Canada, Australia, New Zealand and Brazil. In those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company's products either exclusively or with complementary products and agree to respect the marketing philosophy and practices of the Company. Sales to the Company's distributors are denominated in U.S. dollars. The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. The Company and its subsidiaries use foreign exchange contracts in the form of forward contracts to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates.

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

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates. The Company believes that the following discussion addresses the Company's accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results.

Revenue Recognition

        The Company recognizes wholesale revenue when merchandise is shipped to a customer and the risks and rewards of ownership have passed based on the terms of sale. Revenue from the Company's retail store operations is recognized upon purchase by customers at the point of sale. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management's expectations. Sales agreements with dealers and distributors normally provide general payment terms of 30 to 120 days, depending on the product category. Although none of the Company's sales agreements with any of its customers provides for any rights of return by the customer, except for product warranty related issues, the Company occasionally accepts returns at its sole discretion. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company's estimates. In addition, although the Company, at its sole discretion, may repurchase its own products to protect the Company image, this practice is infrequent and, historically, the value of these repurchases has not been significant.

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

Inventories

        Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements. As experienced in 2002, demand for the Company's products can fluctuate significantly. Factors which could affect demand for the Company's products include unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions, which could reduce demand for products sold by the Company and which could adversely affect profitability; and future terrorist acts or war, or the threat or escalation thereof, which could adversely affect consumer confidence and spending, interrupt production and distribution of product and raw materials and, as a result, adversely affect the Company's operations and financial performance. Additionally, management's estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets

        In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. Numerous factors, including changes in the Company's business, industry segment, or the global economy, could significantly impact management's decision to retain, dispose of or idle certain of its long-lived assets.

Goodwill

        The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company's cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.

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

Income Taxes

        Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Foreign Currency Translation

        The Company has direct operations in Continental Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts.

Vulnerability Due to Supplier Concentrations

        The Company relies on a single source for the supply of several product components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of its source for lens blanks, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials can be located or developed in a timely manner.

Vulnerability Due to Customer Concentrations

        Net sales to the retail group of Luxottica S.p.A ("Luxottica"), which include Sunglass Hut locations worldwide, accounted for approximately 8.2% and 10.9% of the Company's net sales for the three months ended March 31, 2003 and 2002, respectively. Luxottica is also one of the Company's largest competitors in the sunglass and optical frame markets. Luxottica acquired Sunglass Hut in April 2001 and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores, which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica. In April 2003, Luxottica announced that it intends to launch an offer to acquire all the shares of Australian eyewear retailer OPSM Group Ltd ("OPSM"). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company's products. For 2002, the Company's net sales to OPSM were approximately AUS $2.8 million, or approximately $1.5 million in U.S. dollars based on the weighted average exchange rate for 2002. These sales exclude a limited amount of sales generated through the Company's international distributors. There can be no assurance that the acquisition of OPSM by Luxottica will not have a material adverse impact on the Company's financial position or results of operations.

Commitments and Contingencies

        The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company's products.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Net sales

        Net sales increased to $111.2 million for the three months ended March 31, 2003 from $109.6 million for the three months ended March 31, 2002, an increase of $1.6 million, or 1.5%. Gross sales were $117.9 million for the first quarter of 2003 compared to $115.9 million for the first quarter of 2002. Sunglass gross sales decreased 11.5% to $63.9 million for the three months ended March 31, 2003 from $72.2 million for comparable 2002 period. Sunglass unit shipments declined 16.3% due to a number of adverse factors including weak consumer spending related in part to the events in Iraq, an unusually long winter in the U.S. and competitive pressures from strong fashion brands. The decrease in sunglass units was partially offset by a 5.7% increase in the average selling price compared to the first quarter of 2002, primarily as a result of a weaker U.S. dollar and increased sales from retail store operations. Despite a soft retail environment and declines in sales of more mature products, the Company experienced strong sunglass sales from the Half Jacket and Splice, introduced in 2002, in addition to the Company's new 2003 sunglass styles such as the Big Square Wire, Valve, Teaspoon and Monster Dog. Gross sales from the Company's new product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 18.6%, or $6.1 million, to $39.0 million for the three months ended March 31, 2003 from $32.9 million for the three months ended March 31, 2002 and accounted for 33.1% of total first quarter 2003 gross sales. The strongest results were from the apparel and prescription eyewear categories where spring line introductions drove sales increases. Gross sales of the Company's goggles increased 63.1% in the first quarter of 2003, driven by the success of Wisdom, the Company's most advanced snow goggle, introduced in the fourth quarter of 2002.

        The Company's U.S. net sales, excluding the Company's retail store operations, decreased 10.7% to $46.8 million in the first quarter of 2003 from $52.4 million in the first quarter of 2002, as a result of a 6.9% decrease in net sales to the Company's broad specialty store account base and other domestic sales, with sales to the Company's largest U.S. customer, Sunglass Hut, decreasing 26.5% to $7.5 million for the three months ended March 31, 2003 from $10.2 million for the three months ended March 31, 2002. The decline in U.S. net sales reflect the generally depressed retail environment during the first quarter of 2003, which had a more pronounced effect on the Company's mature sunglass category and contributed to the decline in sunglass sales. The Company's U.S. net sales during the three months ended March 31, 2003 benefited from increased department store concept shop locations and strong growth in military sales over the comparable 2002 period. In addition, net sales to Sunglass Hut in the first quarter of 2002 benefited from the replenishment of severely depleted inventory levels after the two companies had suspended their relationship between August and late December 2001. Net sales from the Company's retail store operations increased to $8.9 million for the quarter ended March 31, 2003 with increased store locations, up from $5.8 million for the quarter ended March 31, 2002, an increase of $3.1 million, or 53.4%, but were adversely affected by the weak retail environment. During the quarter ended March 31, 2003, the Company opened one new Oakley store, bringing the total to 15, and two Iacon stores, including the acquisition of Celebrity Eyeworks Studio located at Downtown Disney in Orlando, Florida, bringing the total number of stores to 66. Total U.S. net sales, including retail store operations, decreased 4.5% in the first quarter of 2003 to $55.7 million from $58.2 million in the comparable quarter of 2002.

        During the three months ended March 31, 2003, the Company's international net sales increased 8.0%, or $4.1 million, to $55.5 million from $51.4 million during the first quarter of 2002. On a constant dollar basis, international sales decreased approximately 2.2% for the quarter ended March 31, 2003 from the comparable period in 2002. Although international sunglass sales during the first quarter of 2003 were below the Company's original expectations, sales increases in goggles, apparel and prescription eyewear contributed to the overall sales increase. Europe, Canada, Japan, South Pacific and South Africa each achieved strong growth, partially offset by declines in the Middle East, Latin America and the rest of Asia.

Gross profit

        Gross profit increased to $59.4 million, or 53.4% of net sales, for the three months ended March 31, 2003 from $57.7 million, or 52.6% of net sales, for the three months ended March 31, 2002, an increase of $1.7 million, or 2.9%. The improvement was primarily due to the positive effects of reduced sales of apparel and footwear to closeout retail channels, currency benefits and improved gross margins for the newer categories, partially offset by the negative effects of a lower mix of sales from sunglasses and prescription eyewear and slightly lower sunglass margins due to the decline in sunglass unit volume.

Operating expenses

        Operating expenses increased to $54.1 million for the three months ended March 31, 2003 from $48.5 million for the three months ended March 31, 2002, an increase of $5.6 million, or 11.5%. As a percentage of net sales, operating expenses increased to 48.7% of net sales for the three months ended March 31, 2003 compared to 44.3% of net sales for the comparable period, primarily due to higher foreign operating expenses resulting from a weaker U.S. dollar and higher selling expenses related to the Company's expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, contributed approximately $2.2 million, or 39%, of the increase. Operating expenses included $3.8 million of expenses for the Company's retail store operations, of which $2.5 million is attributable to Iacon. Total retail store operating expenses for the three months ended March 31, 2003 increased $1.4 million over the three months ended March 31, 2002 and represented 25% of the first quarter 2003 increase in total operating expenses. Research and development expenses decreased $0.2 million to $3.7 million, or 3.3% of net sales, for the three months ended March 31, 2003, from $3.9 million, or 3.6% of net sales, for the three months ended March 31, 2002, primarily due to leverage on footwear and apparel design expenses and a delay of certain planned product development expenses to later in 2003. Selling expenses increased $4.2 million to $31.7 million, for the three months ended March 31, 2003, from $27.5 million for the three months ended March 31, 2002. As a percentage of net sales, selling expenses increased to 28.5% of net sales for the first quarter of 2003 compared to 25.1% for the comparable prior year period as a result of increased retail selling expenses, travel, sports marketing, displays and display depreciation and trade show expenses. Shipping and warehousing expenses remained flat at $4.4 million and as a percentage of net sales remained at 4.0% for the three months ended March 31, 2003 and 2002. General and administrative expenses increased $1.5 million to $14.3 million, or 12.9% of net sales, for the three months ended March 31, 2003, from $12.8 million, or 11.7% of net sales, for the three months ended March 31, 2002. This increase in general and administrative expenses was principally a result of greater personnel-related costs, professional fees and provisions for bad debt and credit insurance, as well as increased general and administrative expenses for retail store operations. In addition, the Company's general and administrative expenses include $0.3 million related to the relocation of the Company's principal European headquarters.

Operating income

        The Company's operating income decreased to $5.3 million for the three months ended March 31, 2003 from $9.2 million for the three months ended March 31, 2002, a decrease of $3.9 million. As a percentage of net sales, operating income decreased to 4.8% for the three months ended March 31, 2003 from 8.4% for the three months ended March 31, 2002.

Interest expense, net

        The Company had net interest expense of $0.4 million for the three months ended March 31, 2003, as compared with net interest expense of $0.7 million for the three months ended March 31, 2002. The decrease in interest expense is due to reduced short-term borrowings from improving balance sheet trends.

Income taxes

        The Company recorded a provision for income taxes of $1.7 million for the three months ended March 31, 2003 compared to $3.0 million for the three months ended March 31, 2002. The Company's effective tax rate was 35% for the quarters ended March 31, 2003 and 2002.

Net income

        The Company's net income decreased to $3.2 million for the three months ended March 31, 2003 from $5.6 million for the three months ended March 31, 2002, a decrease of $2.4 million, or 42.3%.

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $1.7 million for the quarter ended March 31, 2003 compared to cash provided by operating activities of $14.5 million for the comparable period in 2002. At March 31, 2003, working capital was $128.1 million compared to $110.3 million at March 31, 2002, a 16.1% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $78.5 million at March 31, 2003 compared to $83.9 million at March 31, 2002 and $68.1 million at December 31, 2002, with accounts receivable days outstanding at March 31, 2003 of 64 compared to 61 at December 31, 2002 and 69 at March 31, 2002. Inventories increased to $91.8 million at March 31, 2003 compared to $87.0 million at December 31, 2002 and $78.5 million at March 31, 2002. This inventory reflects a 16.9% increase from March 31, 2002 compared to the revenue increase of 1.5% for the quarter then ended. The increase in inventory at March 31, 2003 from March 31, 2002 is attributable to higher sunglass inventory levels established to enable the Company to better capitalize on the key sunglass selling season. Additionally, the Company has implemented stricter controls for its footwear and apparel inventories which have declined from levels at March 31, 2002. Quarterly inventory turns were 2.3 compared to 2.2 at December 31, 2002 and 2.6 at March 31, 2002.

        Capital expenditures, net of retirements, for the three months ended March 31, 2003 were $7.2 million, which included $2.3 million for retail store operations. For 2003, the Company expects to spend approximately $35 million for capital expenditures, including approximately $8 million for the expansion of both Oakley and Iacon retail concepts. As of March 31, 2003, the Company had commitments of approximately $0.8 million for future capital purchases.

        On September 10, 2002, the company's Board of Directors authorized a $20 million stock repurchase program to occur from time to time as market conditions warrant. During the first quarter of 2003, the Company repurchased 263,200 shares for $2.6 million at an average share price of $9.95. The Company intends to continue to make repurchases under the share repurchase program as market conditions warrant. As of March 31, 2003, the Company has repurchased 657,200 shares for $6.8 million at an average share price of $10.30. Approximately $13.2 million remains available under the current authorization with total common shares outstanding of 68,068,463 as of March 31, 2003.

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.04% at March 31, 2003) or the bank's prime lending rate minus 0.25% (4.00% at March 31, 2003). At March 31, 2003, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2003, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.84% to 5.75%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 4.75% to 17.00%. The aggregate borrowing limit on the foreign lines of credit is $23.0 million of which $14.6 million was outstanding at March 31, 2003. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (2.4% at March 31, 2003). In January 1999, the Company

entered into an interest rate swap agreement that resulted in a fixed interest rate over the term of the loan at 6.31%. At March 31, 2003, the outstanding balance on the term loan was $14.4 million. The term loan is due in September 2007.

        The Company also has a note in the amount of $1.8 million, net of discounts, as of March 31, 2003, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 commencing in 2002 and ending in 2006, with a portion of such payments contingent upon certain conditions.

        The following table gives additional guidance related to the Company's future obligations and commitments as of March 31, 2003:

	April 1 - Dec. 31, 2003	2004	2005	2006	2007	Thereafter
Lines of credit	$14,595,000	$—	$—	$—	$—	$—
Long-term debt	1,139,000	1,519,000	1,519,000	1,519,000	8,731,000	—
Note payable	500,000	500,000	500,000	500,000	—	—
Letters of credit	1,564,000	—	—	—	—	—
Operating leases
Related party	67,500	90,000	90,000	90,000	90,000	—
Other	7,949,000	10,253,000	9,277,000	8,220,000	7,411,000	23,115,000
Endorsement contracts	4,454,000	4,040,000	1,575,000	—	—	—

	$30,268,500	$16,402,000	$12,961,000	$10,329,000	$16,232,000	$23,115,000

        The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future. The Company's short-term funding comes from its current revolving line of credit which contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2003, the Company was in compliance with all restrictive covenants and financial ratios.

Seasonality

        Historically, the Company's sales, in the aggregate, have been highest in the period from March to September, the period during which sunglass use in the Northern Hemisphere is typically highest. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, the Company's shipments of other products, which generate gross profits at lower levels than sunglasses are generally lowest in the second quarter. This seasonal trend contributes to the Company's gross profit in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product category introductions, such as apparel, footwear and watches, and the Company's international expansion have partially mitigated the impact of seasonality, and the expansion of the Company's retail store operations has also affected its historical seasonality.

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At March 31, 2003, the Company had a backlog of $71.1 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $9.2 million, compared to a backlog of $59.1 million, including backorders of $10.0 million at March 31, 2002. Prebook orders from retailers for the Company's fall footwear and apparel lines were $31.1 at March 31, 2003, an increase of 45.4% over $21.4 million at March 31, 2002.

Inflation

        The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

GAAP and Non-GAAP Financial Measures

        This document includes a discussion of gross sales and components thereof and constant dollar revenue growth, each of which may be a non-GAAP financial measure. The Company believes that use of these financial measures allows management and investors to evaluate and compare the Company's operating results in a more meaningful and consistent manner. As required by Item 10 of Regulation S-K, a reconciliation of these measures is as follows:

  Reconciliation of Gross Sales to Net Sales:

	Three months ended March 31,
	2003	2002
	(in thousands)
Gross sales	$117,878	$115,870
Discounts and returns	6,688	6,298

Net sales as reported in accordance with GAAP	$111,190	$109,572

  Reconciliation of Constant Dollar International Net Sales to International Net Sales:

Three months ended March 31, 2003
(in thousands)
Constant dollar international net sales	$50,270
Positive effect of weaker U.S. dollar(1)	5,275

International net sales as reported in accordance with GAAP	$55,545

(1)
Positive effect represents the difference between the translation of foreign-denominated sales for the period using average exchange rates pursuant to GAAP and the translation of such sales using average rates for the comparable prior year period.

Forward-Looking Statements

        This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the Company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts or war, or the threat or escalation thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential effect of periodic power crises on the Company's operations including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based; the Company's ability to identify and execute successfully cost control initiatives; and other risks outlined in the Company's SEC filings, including, but not limited to, the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

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

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to foreign currency transactions. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at March 31, 2003.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at March 31, 2003:

	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
Australian dollar	$9,312,400	Apr. 2003 - Dec. 2003	$(876,523)
British pound	16,989,977	Apr. 2003 - Dec. 2003	(537,494)
Canadian dollar	10,806,770	Apr. 2003 - Nov. 2003	(619,161)
Euro	27,329,835	Apr. 2003 - Dec. 2003	(2,725,639)
Japanese yen	16,275,770	Jun. 2003 - Dec. 2004	(145,053)
South African rand	3,883,446	Jun. 2003 - Mar. 2004	(865,530)

	$84,598,198		$(5,769,400)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of March 31, 2003, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

        Interest Rates—The Company's principal line of credit, with no outstanding balance at March 31, 2003, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 4.0% on the line of credit during the three months ended March 31, 2003, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $2,600 per year.

        The Company's long-term real estate loan, with a balance of $14.4 million outstanding at March 31, 2003, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of this long-term debt. At March 31, 2003, the fair value of the Company's interest rate swap agreement was a loss of approximately $1,291,000.

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

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security-Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

        The following exhibits are included herein:

3.1	(1)	Articles of Incorporation of the Company
3.2	(2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
3.3	(3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)
10.38	(4)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Irene Miller.
10.39	(4)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Orin Smith.
10.40	(4)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Abbott Brown.
10.41	(4)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Lee Clow.
99.1	(4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

(2)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)
Filed herewith.

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAKLEY, INC.

May 12, 2003	/s/ JIM JANNARD Jim Jannard Chief Executive Officer

May 12, 2003	/s/ THOMAS GEORGE Thomas George Chief Financial Officer

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

Date: May 12, 2003	/s/ JIM JANNARD Jim Jannard Chief Executive Officer

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

Date: May 12, 2003	/s/ THOMAS GEORGE Thomas George Chief Financial Officer

QuickLinks

Oakley, Inc. Index to Form 10-Q
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Oakley, Inc. Notes to Unaudited Consolidated Financial Statements
  Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q
CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q