Form 10-Q
period 2003-06-30
OAKLEY INC
filed 2003-08-14
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Class)	67,910,287 shares (Outstanding on August 12, 2003)

Oakley, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements
Consolidated Balance Sheets (Unaudited) as of June 30, 2003 and December 31, 2002	3
Consolidated Statements of Income (Unaudited) for the three- and six-month periods ended June 30, 2003 and 2002	4
Consolidated Statements of Comprehensive Income (Unaudited) for the three- and six-month periods ended June 30, 2003 and 2002	4
Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended June 30, 2003 and 2002	5
Notes to Unaudited Consolidated Financial Statements	6-13
ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	14-25
ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	25-26
ITEM 4—Controls and Procedures	26
PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings	28
ITEM 2—Changes in Securities and Use of Proceeds	28
ITEM 3—Defaults Upon Senior Securities	28
ITEM 4—Submission of Matters to a Vote of Security Holders	28
ITEM 5—Other Information	28
ITEM 6—(a) Exhibits	29
(b) Reports on Form 8-K	29
Signatures	30

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,182	$22,248
Accounts receivable, less allowance for doubtful accounts of $2,465 (2003) and $2,606 (2002)	88,832	68,116
Inventories, net (Note 3)	103,731	87,007
Other receivables	3,961	5,008
Deferred and prepaid income taxes	10,425	10,686
Prepaid expenses and other assets	6,803	6,271

Total current assets	234,934	199,336
Property and equipment, net	154,291	152,454
Deposits	3,670	2,684
Deferred income taxes	787	470
Goodwill	23,561	21,470
Other assets	7,564	7,536

TOTAL ASSETS	$424,807	$383,950

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit (Note 7)	$12,970	$14,162
Accounts payable	29,144	25,912
Accrued expenses and other current liabilities (Note 5)	32,453	24,337
Accrued warranty (Note 6)	3,371	3,537
Income taxes payable	11,178	361
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	91,135	70,328
Deferred income taxes	6,327	5,215
Long-term debt, net of current portion	13,861	14,576
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 67,976,000 (2003) and 68,332,000 (2002) issued and outstanding	679	683
Additional paid-in capital	31,455	35,097
Retained earnings	289,725	268,285
Accumulated other comprehensive (loss) income	(8,375)	(10,234)

Total shareholders' equity	313,484	293,831

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$424,807	$383,950

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$143,841	$145,144	$255,031	$254,716
Cost of goods sold	55,871	54,077	107,646	105,966

Gross profit	87,970	91,067	147,385	148,750
Operating expenses:
Research and development	3,368	3,948	7,090	7,812
Selling	37,160	34,268	68,851	61,743
Shipping and warehousing	4,721	4,609	9,151	8,978
General and administrative	14,270	13,697	28,537	26,455

Total operating expenses	59,519	56,522	113,629	104,988

Operating income	28,451	34,545	33,756	43,762
Interest expense, net	402	185	772	844

Income before provision for income taxes	28,049	34,360	32,984	42,918
Provision for income taxes	9,817	12,026	11,544	15,022

Net income	$18,232	$22,334	$21,440	$27,896

Basic net income per common share	$0.27	$0.32	$0.31	$0.41

Basic weighted average common shares	68,030,000	68,908,000	68,081,000	68,869,000

Diluted net income per common share	$0.27	$0.32	$0.31	$0.40

Diluted weighted average common shares	68,332,000	69,912,000	68,234,000	69,783,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$18,232	$22,334	$21,440	$27,896
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	(1,076)	(5,105)	(2,389)	(4,083)
Foreign currency translation adjustment	3,025	1,496	4,248	1,644

Other comprehensive income (loss), net of tax	1,949	(3,609)	1,859	(2,439)

Comprehensive income	$20,181	$18,725	$23,299	$25,457

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,440	$27,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,153	13,806
Provision for bad debt expense	654	525
Compensatory stock options and capital contributions	3	2
Loss on disposition of equipment	1,862	78
Deferred income taxes, net	2,385	(4,226)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(18,073)	(17,684)
Inventories	(13,709)	(2,749)
Other receivables	1,266	768
Income taxes receivable	—	6,449
Prepaid expenses and other	(441)	2,022
Accounts payable	2,694	11,843
Accrued expenses	3,819	9,852
Accrued warranty	(166)	127
Income taxes payable	11,135	12,899

Net cash provided by operating activities	28,022	61,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(972)	(2,735)
Acquisitions of property and equipment	(17,034)	(16,986)
Proceeds from sale of property and equipment	105	52
Acquisitions of businesses	(430)	—
Other assets	(694)	(2,656)

Net cash used in investing activities	(19,025)	(22,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	17,925	56,624
Repayments of bank borrowings	(21,159)	(83,659)
Net proceeds from issuance of common shares	41	1,442
Repurchase of common shares	(3,690)	—

Net cash used in financing activities	(6,883)	(25,593)
Effect of exchange rate changes on cash	(3,180)	(1,641)

Net (decrease) increase in cash and cash equivalents	(1,066)	12,049
Cash and cash equivalents, beginning of period	22,248	5,612

Cash and cash equivalents, end of period	$21,182	$17,661

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

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of June 30, 2003, the consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results of operations for the entire year ending December 31, 2003.

Note 2—Stock Based Compensation

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for stock option awards granted with exercise prices at fair market value. Stock based awards to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Stock volatility	50.0%-58.0%	61.5%	47.0%-58.0%	61.5%-81.1%
Risk-free interest rate	1.2%-2.4%	2.0%-3.3%	1.2%-2.5%	2.0%-3.3%
Expected dividend yield	0%	0%	0%	0%
Expected life of option	1-4 years	1-4 years	1-4 years	1-4 years

        If the computed fair value of stock option awards during the three months ended June 30, 2003 and 2002 had been amortized to expense over the vesting period of the awards, net income would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)
Net income:
As reported	$18,232	$22,334	$21,440	$27,896
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(890)	(944)	(1,747)	(1,740)

Pro forma	$17,342	$21,390	$19,693	$26,156

Basic net income per share:
As reported	$0.27	$0.32	$0.31	$0.41
Pro forma	$0.25	$0.31	$0.29	$0.38
Diluted net income per share:
As reported	$0.27	$0.32	$0.31	$0.40
Pro forma	$0.25	$0.31	$0.29	$0.37

Note 3—Inventories

        Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials	$24,729,000	$22,188,000
Finished goods	79,002,000	64,819,000

	$103,731,000	$87,007,000

Note 4—Goodwill and Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of the carrying value of its goodwill and intangible assets, and determined that no impairment existed. Under SFAS No. 142, goodwill and non-amortizing intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or intangible assets may be impaired. As of June 30, 2003, no events have occurred which indicate that goodwill or non-amortizing intangible assets may be impaired.

        Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of June 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$4,284,000	$2,203,000	$4,267,000	$1,955,000
Distribution rights	3,567,000	1,462,000	3,567,000	1,309,000
Patents	3,591,000	1,526,000	3,591,000	1,363,000
Other identified intangible assets	970,000	169,000	893,000	100,000

Total	$12,412,000	$5,360,000	$12,318,000	$4,727,000

        Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three and six months ended June 30, 2003 was approximately $317,000 and $633,000, respectively, and is estimated to be, based on intangible assets at June 30, 2003, approximately $1,266,000 for fiscal 2003. Annual estimated amortization expense, based on the Company's intangible assets at June 30, 2003, is as follows:

Estimated Amortization Expense:
Fiscal 2004	$1,266,000
Fiscal 2005	1,266,000
Fiscal 2006	1,207,000
Fiscal 2007	851,000
Fiscal 2008	669,000

        Changes in goodwill related to domestic and foreign entities are as follows:

	United States	Continental Europe	Other Countries	Consolidated
Balance, December 31, 2002	$9,778,000	$—	$11,692,000	$21,470,000
Adjustments:
Goodwill additions during the year	371,000	—	—	371,000
Changes due to foreign exchange rates	—	—	1,720,000	1,720,000

Balance, June 30, 2003	$10,149,000	$—	$13,412,000	$23,561,000

Note 5—Accrued Liabilities

        Accrued liabilities consist of the following:

	June 30, 2003	December 31, 2002
Accrued employee compensation and benefits	$11,843,000	$9,708,000
Derivative contracts	8,715,000	5,060,000
Other liabilities	11,895,000	9,569,000

	$32,453,000	$24,337,000

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

        The Company provides warranties against manufacturer's defects for all of its products and maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. Warranty liability activity for the six months ended June 30 was as follows:

	2003	2002
Balance as of January 1,	$3,537,000	$3,503,000
Warranty claims and expenses	(1,953,000)	(1,876,000)
Provisions for warranty expense	1,760,000	2,045,000
Changes due to foreign currency translation	27,000	26,000

Balance as of June 30,	$3,371,000	$3,698,000

Note 7—Financing Arrangements

        Line of Credit—In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.87% at June 30, 2003) or the bank's prime lending rate minus 0.25% (3.75% at June 30, 2003). At June 30, 2003, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2003, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.81% to 5.65%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 4.75% to 15.50%. The aggregate borrowing limit on the foreign lines of credit is $24.6 million, of which $13.0 million was outstanding at June 30, 2003.

        Long-Term Debt—The Company has a real estate term loan which matures in September 2007 and had an outstanding balance of $14.0 million at June 30, 2003. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.28% at June 30, 2003). In January 1999, the Company entered into an interest rate swap agreement that eliminated the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the loan at 6.31%. Payments on the Company's long-term debt for the quarter ended June 30, 2003 were $380,000 and are estimated to be approximately $1,519,000 for fiscal 2003.

        The Company's minimum annual principal payments on its long-term debt are as follows:

Year Ending December 31,
2004	$1,519,000
2005	1,519,000
2006	1,519,000
2007	8,731,000
2008	—

        The Company also has a note in the amount of $1.8 million, net of discounts, as of June 30, 2003, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 commencing in 2002 and ending in 2006, with a portion of such payments contingent upon certain conditions.

Note 8—Commitments and Contingencies

        Indemnities, Commitments and Guarantees—During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company's customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended June 30, 2003 was not significant to the Company's financial position, results of operations or cash flows.

        Litigation—The Company is a party to various claims, complaints and litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such matters, in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.

Note 9—Derivative Financial Instruments

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that resulted in a fixed interest rate over the term of the Company's ten-year real estate term loan. As of June 30, 2003, the fair value of the Company's interest rate swap agreement was a loss of approximately $1,414,000. At June 30, 2003, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $7.3 million of losses to earnings over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur within eighteen months or less.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three- and six-months ended June 30, 2003, the Company reclassified into earnings losses of $2.3 and $3.7 million, net of taxes, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

        The following is a summary of the foreign exchange contracts by currency at June 30, 2003:

	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
Australian dollar	$7,327,100	Jul. 2003 - Dec. 2003	$(1,462,519)
Australian dollar	1,998,300	Apr. 2004 - Jun. 2004	(39,591)
British pound	11,597,606	Jul. 2003 - Dec. 2003	(814,826)
British pound	18,318,488	Feb. 2004 - Dec. 2004	(161,078)
Canadian dollar	7,504,829	Jul. 2003 - Nov. 2003	(987,186)
Canadian dollar	2,600,684	Feb. 2004 - Mar. 2004	(218,654)
Euro	19,093,110	Jul. 2003 - Dec. 2003	(2,992,201)
Japanese yen	7,107,618	Sep. 2003 - Dec. 2003	53,016
Japanese yen	6,271,427	Mar. 2004 - Dec. 2004	100,773
South African rand	1,732,179	Sep. 2003 - Dec. 2003	(549,753)
South African rand	1,332,445	Mar. 2004	(229,170)

	$84,883,786		$(7,301,189)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 2003, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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

        This charge was included in selling and shipping and warehousing expenses and is comprised of the following components:

	Accrued restructure liability balance at Dec. 31, 2002	Amounts paid	Changes due to foreign exchange rates	Balance as of Jun. 30, 2003
Termination and modification of sales agent contracts and employee contracts	$2,249,000	$(1,858,000)	$196,000	$587,000
Rationalization of warehousing and distribution	$539,000	$(203,000)	$4,000	$340,000

	$2,788,000	$(2,061,000)	$200,000	$927,000

Note 11—Earnings Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended June 30, 2003 and 2002, the diluted weighted average common shares outstanding included 302,000 and 1,004,000, respectively, of dilutive stock options. For the six months ended June 30, 2003 and 2002, the diluted weighted average common shares outstanding included 153,000 and 914,000, respectively, of dilutive stock options.

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

        The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2003	December 31, 2002
Unrealized (loss) gain on foreign currency cash flow hedges	$(5,532,000)	$(3,205,000)
Unrealized (loss) gain on interest rate swap	(985,000)	(922,000)
Equity adjustment from foreign currency translation	(1,858,000)	(6,107,000)

	$(8,375,000)	$(10,234,000)

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

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company's adoption of FIN 45 has not had a material impact on the Company's financial position or results of operations. See Note 8.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended June 30, 2003 in Note 2.

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

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of approximately 9,200 active accounts with approximately 15,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores and limited department store distribution. The Company also operates 20 Oakley retail stores in the United States that offer the full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 67 sunglass specialty retail stores at June 30, 2003.

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

Critical Accounting Policies and Certain Risks and Uncertainties

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

Revenue Recognition

        The Company recognizes wholesale revenue when merchandise is shipped to a customer and the risks and rewards of ownership have passed based on the terms of sale. Revenue from the Company's retail store operations is recognized upon purchase by customers at the point of sale. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management's expectations. Sales agreements with dealers and distributors normally provide general payment terms of 30 to 120 days, depending on the product category. The Company's standard sales agreements with its customers do not provide for any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company occasionally makes exceptions and accepts other returns. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company's estimates. In addition, although the Company, at its sole discretion, may repurchase its own products to protect the Company image, this practice is infrequent and, historically, the value of these repurchases has not been significant.

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

Long-Lived Assets

        In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. Numerous factors, including changes in the Company's business, industry segment or the global economy, could significantly impact management's decision to retain, dispose of or idle certain of its long-lived assets.

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

Vulnerability Due to Customer Concentrations

        Net sales to the retail group of Luxottica S.p.A ("Luxottica"), which include Sunglass Hut locations worldwide, accounted for approximately 14.0% and 18.3% of the Company's net sales for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, net sales to Luxottica accounted for approximately 11.4% and 15.1% of the Company's net sales, respectively. Luxottica is also one of the Company's largest competitors in the sunglass and optical frame markets. Luxottica acquired Sunglass Hut in April 2001 and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica. On April 30, 2003, Luxottica launched an offer to acquire all the shares of Australian eyewear retailer OPSM Group Ltd ("OPSM") and has extended the closing date to August 22, 2003. OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company's products. For 2002, the Company's net sales to OPSM were approximately AUS $2.8 million, or approximately $1.5 million in U.S. dollars based on the weighted average exchange rate for 2002. These sales exclude a limited amount of sales generated through the Company's international distributors. There can be no assurance that the acquisition of OPSM by Luxottica will not have a material adverse impact on the Company's financial position or results of operations.

Commitments and Contingencies

        The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company's products.

Results of Operations

Three Months Ended June 30, 2003 and 2002

Net sales

        Net sales for the three months ended June 30, 2003 were $143.8 million compared to $145.1 million for the three months ended June 30, 2002, a decrease of $1.3 million, or 0.9%. Gross sales were $157.8 million for the second quarter of 2003 compared to $159.4 million for the second quarter of 2002. Sunglass gross sales decreased 7.6% to $105.4 million for the three months ended June 30, 2003 from $114.1 million for the comparable 2002 period. Sunglass unit shipments declined 9.1% due to a weak retail environment attributable to continued weak consumer spending and abnormally cooler and wetter weather conditions in the U.S. The decrease in sunglass units was partially offset by a 1.6% increase in the average selling price compared to the second quarter of 2002, primarily as a result of a weaker U.S. dollar and increased sales from retail store operations. The Company experienced declines in sales of more mature products, which were partially offset by increased sales from the Half Jacket, Half Wire and Splice, introduced in 2002, as well as sales of the Company's new 2003 sunglass styles, the Valve, Teaspoon, Big Square Wire, Pocket and Monster Dog. Gross sales from the Company's newer product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 13.2%, or $4.3 million, to $36.7 million for the three months ended June 30, 2003 from $32.4 million for the three months ended June 30, 2002 and accounted for 23.2% of total second quarter 2003 gross sales. The strongest results were from the apparel category where a strong spring line drove sales increases.

        The Company's U.S. net sales, excluding the Company's retail store operations, decreased 17.9% to $63.2 million in the second quarter of 2003 from $77.0 million in the second quarter of 2002, as a result of a 13.0% decrease in net sales to the Company's broad specialty store account base and other domestic sales, with sales to the Company's largest U.S. customer, Sunglass Hut, decreasing 29.1% to $16.8 million for the three months ended June 30, 2003 from $23.7 million for the three months ended June 30, 2002. The decline in U.S. net sales reflect the generally depressed retail environment resulting from weak consumer spending and the abnormally cool, wet weather that adversely impacted summer product sales, particularly sunglasses, sandals, the summer apparel line and the Company's prescription sunglasses. Net sales from the Company's retail store operations increased to $13.6 million for the quarter ended June 30, 2003 as a result of increased store locations, compared to $8.8 million for the quarter ended June 30, 2002, an increase of $4.8 million, or 54.8%, but were adversely affected by the weak retail environment. During the quarter ended June 30, 2003, the Company opened five new Oakley stores and four Iacon stores. At the end of the quarter, the Company operated 20 Oakley stores and 67 Iacon stores. Total U.S. net sales, including retail store operations, decreased 10.5% in the second quarter of 2003 to $76.8 million from $85.8 million in the comparable quarter of 2002.

        During the three months ended June 30, 2003, the Company's international net sales increased 13.0%, or $7.7 million, to $67.0 million from $59.3 million during the second quarter of 2002. The weaker U.S. dollar accounted for 11.6 percentage points, or $6.9 million, of this increase. The Company's operations in Europe, Canada, Japan, Latin America and South Africa each achieved double-digit growth aided by a generally weaker U.S. dollar. This growth was offset by a decline in sales in Asia due to travel and related retail businesses being affected by the SARS crisis during the second quarter. All product categories except watches experienced growth, although a weak optical retail environment in key European markets resulted in slower growth in the Company's sunglass and prescription eyewear business than originally forecasted.

Gross profit

        Gross profit decreased to $88.0 million, or 61.2% of net sales, for the three months ended June 30, 2003 from $91.1 million, or 62.7% of net sales, for the three months ended June 30, 2002, a decrease of $3.1 million, or 3.4%. This decrease in gross profit as a percentage of net sales was primarily due to the negative effects of a lower mix of sales from sunglasses and prescription eyewear partially offset by improved margins in all categories other than sunglasses and the positive effect of a weaker U.S. dollar.

Operating expenses

        Operating expenses increased to $59.5 million for the three months ended June 30, 2003 from $56.5 million for the three months ended June 30, 2002, an increase of $3.0 million, or 5.3%. As a percentage of net sales, operating expenses increased to 41.4% of net sales for the three months ended June 30, 2003 compared to 38.9% of net sales for the comparable period, primarily due to higher foreign operating expenses resulting from a weaker U.S. dollar and higher selling expenses related to the Company's expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, contributed approximately $2.6 million, or 86.7%, of the increase. Operating expenses included $4.6 million of expenses for the Company's retail store operations. Total retail store operating expenses for the three months ended June 30, 2003 increased $1.7 million over the three months ended June 30, 2002. Research and development expenses decreased $0.5 million to $3.4 million, or 2.3% of net sales, for the three months ended June 30, 2003, from $3.9 million, or 2.7% of net sales, for the three months ended June 30, 2002, primarily due to leverage on footwear and apparel design expenses and a delay of certain planned product development expenses to later in 2003. Selling expenses increased $2.9 million to $37.2 million, for the three months ended June 30, 2003, from $34.3 million for the three months ended June 30, 2002. As a percentage of net sales, selling expenses increased to 25.8% of net sales for the second quarter of 2003 compared to 23.6% for the comparable prior year period as a result of increased retail selling expenses, sales management costs, display depreciation, sales promotion, and increased footwear and apparel marketing expenses. Shipping and warehousing expenses increased $0.1 million to $4.7 million for the three months ended June 30, 2003, from $4.6 million for the three months ended June 30, 2002. As a percentage of net sales, shipping expenses increased to 3.3% of net sales for the second quarter of 2003 compared to 3.2% for the comparable prior year period due to greater sales of the Company's footwear and apparel products, which have higher shipping costs per sales dollar. General and administrative expenses increased $0.6 million to $14.3 million, or 9.9% of net sales, for the three months ended June 30, 2003, from $13.7 million, or 9.4% of net sales, for the three months ended June 30, 2002. This increase in general and administrative expenses was principally a result of greater depreciation expense, as well as increased general and administrative expenses for retail store operations.

Operating income

        The Company's operating income decreased to $28.5 million for the three months ended June 30, 2003 from $34.5 million for the three months ended June 30, 2002, a decrease of $6.0 million. As a percentage of net sales, operating income decreased to 19.8% for the three months ended June 30, 2003 from 23.7% for the three months ended June 30, 2002.

Interest expense, net

        The Company had net interest expense of $0.4 million for the three months ended June 30, 2003, as compared with net interest expense of $0.2 million for the three months ended June 30, 2002. During the 2002 period, the Company recorded a one-time gain of $350,000 related to the favorable settlement of a treasury lock hedge which the Company had entered into in connection with anticipated long-term financing.

Income taxes

        The Company recorded a provision for income taxes of $9.8 million for the three months ended June 30, 2003 compared to $12.0 million for the three months ended June 30, 2002. The Company's effective tax rate was 35% for the quarters ended June 30, 2003 and 2002.

Net income

        The Company's net income decreased to $18.2 million for the three months ended June 30, 2003 from $22.3 million for the three months ended June 30, 2002, a decrease of $4.1 million, or 18.4%.

Six Months Ended June 30, 2003 and 2002

Net sales

        Net sales increased to $255.0 million for the six months ended June 30, 2003 from $254.7 million for the six months ended June 30, 2002, an increase of $0.3 million, or 0.1%. Gross sales were $275.7 million for the first six months of 2003 compared to $275.2 million for the first six months of 2002. Sunglass gross sales decreased 9.1% to $169.2 million for the six months ended June 30, 2003 from $186.3 million for comparable 2002 period. Sunglass unit shipments declined 12.0% due to a number of adverse factors including weak consumer spending related in part to the events in Iraq during the first part of the year, an unusually long winter followed by cool, wet weather in the U.S. in the second quarter, and competitive pressures from strong fashion brands. The decrease in sunglass units was partially offset by a 3.2% increase in the average selling price compared to the first six months of 2002, primarily as a result of a weaker U.S. dollar and increased sales from retail store operations. The Company experienced declines in sales of more mature products, which were partially offset by increased sales from the Half Jacket, Splice and Half Wire, introduced in 2002, as well as sales of the Company's new 2003 sunglass styles, the Valve, Big Square Wire, Teaspoon, Pocket and Monster Dog. Gross sales from the Company's new product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 16.0%, or $10.4 million, to $75.7 million for the six months ended June 30, 2003 from $65.3 million for the six months ended June 30, 2002 and accounted for 27.5% of total gross sales for the six months ended June 30, 2003. The strongest results were from the apparel and prescription eyewear categories where strong spring line introductions drove sales increases. Gross sales of the Company's goggles increased 60.6% in the first six months of 2003, driven by the success of Wisdom, the Company's most advanced snow goggle, introduced in the fourth quarter of 2002.

        The Company's U.S. net sales, excluding the Company's retail store operations, decreased 15.0% to $109.9 million in the first six months of 2003 from $129.4 million in the first six months of 2002, as a result of a 10.3% decrease in net sales to the Company's broad specialty store account base and other domestic sales, with sales to the Company's largest U.S. customer, Sunglass Hut, decreasing 28.2% to $24.3 million for the six months ended June 30, 2003 from $33.9 million for the six months ended June 30, 2002. The decline in U.S. net sales reflects the generally depressed retail environment during the first half of 2003, which had a more pronounced effect on the Company's mature sunglass category and contributed to the decline in sunglass sales. Additionally, unusual cooler weather conditions during the second quarter of 2003 adversely affected the Company's summer product sales, particularly sunglasses, sandals, the summer apparel line and the Company's prescription sunglasses. The Company's U.S. net sales during the six months ended June 30, 2003 benefited from increased department store concept shop locations and strong growth in military sales over the comparable 2002 period. Net sales from the Company's retail store operations increased to $22.5 million for the six months ended June 30, 2003 as a result of increased store locations, compared to $14.6 million for the six months ended June 30, 2002, an increase of $7.9 million, or 53.9%, but were adversely affected by the weak retail environment. During the six months ended June 30, 2003, the Company opened six new Oakley stores and six Iacon stores, including the acquisition of Celebrity Eyeworks Studio located at Downtown Disney in Orlando, Florida. At the end of the second quarter, the Company operated 20 Oakley stores and 67 Iacon stores. Total U.S. net sales, including retail store operations, decreased 8.0% in the first half of 2003 to $132.5 million from $144.0 million in the comparable period of 2002.

        During the six months ended June 30, 2003, the Company's international net sales increased 10.7%, or $11.9 million, to $122.6 million from $110.7 million during the first six months of 2002. This increase was fully attributable to a weaker U.S. dollar. All product categories experienced growth, although a weak optical retail environment in key European markets resulted in slower growth in the Company's sunglass and prescription eyewear business than originally forecasted. Europe, Canada, Japan, South Pacific, Latin America and South Africa each achieved growth, partially offset by declines in the Middle East and the rest of Asia. The decline in sales in Asia is partially due to travel and related retail businesses being affected by the SARS crisis during the second quarter.

Gross profit

        Gross profit decreased to $147.4 million, or 57.8% of net sales, for the six months ended June 30, 2003 from $148.8 million, or 58.4% of net sales, for the six months ended June 30, 2002, a decrease of $1.4 million, or 0.9%. The decrease in gross profit as a percent of net sales was primarily due to the negative effects of a lower mix of sales from sunglasses and prescription eyewear and slightly lower sunglass margins due to the decline in sunglass unit volume, partially offset by the positive effects of improved margins in all categories other than sunglasses and the positive effect of a weaker U.S. dollar.

Operating expenses

        Operating expenses increased to $113.6 million for the six months ended June 30, 2003 from $105.0 million for the six months ended June 30, 2002, an increase of $8.6 million, or 8.2%. As a percentage of net sales, operating expenses increased to 44.6% of net sales for the six months ended June 30, 2003 compared to 41.2% of net sales for the comparable period in 2002, primarily due to higher foreign operating expenses resulting from a weaker U.S. dollar and higher selling expenses related to the Company's expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, contributed approximately $4.8 million, or 55.8%, of the increase. Operating expenses included $8.3 million of expenses for the Company's retail store operations. Total retail store operating expenses for the six months ended June 30, 2003 increased $3.1 million over the six months ended June 30, 2002 and represented 35.5% of the first half 2003 increase in total operating expenses.

        Research and development expenses decreased $0.7 million to $7.1 million, or 2.8% of net sales, for the six months ended June 30, 2003, from $7.8 million, or 3.1% of net sales, for the six months ended June 30, 2002, primarily due to leverage on footwear and apparel design expenses and a delay of certain planned product development projects to later in 2003. Selling expenses increased $7.2 million to $68.9 million, for the six months ended June 30, 2003, from $61.7 million for the six months ended June 30, 2002. As a percentage of net sales, selling expenses increased to 27.0% of net sales for the 2003 period compared to 24.2% for the comparable period in 2002 as a result of increased retail selling expenses, sales management expenses, display depreciation, sports marketing, sales promotion and travel expenses. Shipping and warehousing expenses increased $0.2 million to $9.2 million for the six months ended June 30, 2003, from $9.0 million for the six months ended June 30, 2002. As a percentage of net sales, shipping expenses increased to 3.6% of net sales for the first half of 2003 compared to 3.5% for the comparable prior year period due to greater sales of the Company's footwear and apparel products, which have higher shipping costs per sales dollar. General and administrative expenses increased $2.0 million to $28.5 million, or 11.2% of net sales, for the six months ended June 30, 2003, from $26.5 million, or 10.4% of net sales, for the six months ended June 30, 2002. This increase in general and administrative expenses was principally a result of greater personnel-related costs, depreciation, and professional fees, as well as increased general and administrative expenses for retail store operations.

Operating income

        The Company's operating income decreased to $33.8 million for the six months ended June 30, 2003 from $43.8 million for the six months ended June 30, 2002, a decrease of $10.0 million. As a percentage of net sales, operating income decreased to 13.2% for the six months ended June 30, 2003 from 17.2% for the six months ended June 30, 2002.

Interest expense, net

        The Company recorded net interest expense of $0.8 million for the six-month periods ended June 30, 2003 and 2002. During the second quarter of 2002, the Company recorded a one-time gain of $350,000 related to the favorable settlement of a treasury lock hedge which the Company had entered into in connection with anticipated long-term financing.

Income taxes

        The Company recorded a provision for income taxes of $11.5 million for the six months ended June 30, 2003 compared to $15.0 million for the six months ended June 30, 2002. The Company's effective tax rate was 35% for the six months ended June 30, 2003 and 2002.

Net income

        The Company's net income decreased to $21.4 million for the six months ended June 30, 2003 from $27.9 million for the six months ended June 30, 2002, a decrease of $6.5 million, or 23.3%.

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $28.0 million for the six months ended June 30, 2003 compared to cash provided by operating activities of $61.6 million for the comparable period in 2002. At June 30, 2003, working capital was $143.7 million compared to $122.6 million at June 30, 2002, a 17.2% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $88.8 million at June 30, 2003 compared to $78.5 million at March 31, 2003 and $94.5 million at June 30, 2002, with accounts receivable days outstanding at June 30, 2003 of 56 compared to 64 at March 31, 2003 and 59 at June 30, 2002. Inventories increased to $103.7 million at June 30, 2003 compared to $91.8 million at March 31, 2003 and $82.5 million at June 30, 2002. The increasing inventory levels reflect higher sunglass inventories resulting from several factors. To capitalize on the key sunglass selling season sunglass inventories were planned to increase. However, the increased sales did not develop as planned during the quarter, which coupled with the planned increase has contributed to a temporary build-up of sunglass inventory. In addition, last year's high level of backorders on undelivered new styles meant the Company did not have sufficient inventory on-hand to satisfy demand. The Company's vertical manufacturing model will allow it to adjust its inventories over time to levels more in line with sales trends. With regard to inventory levels for the pre-booked categories, increased backlog has contributed to higher inventories of goggles, footwear, and apparel. The combined backlog increase is 30%; however, these inventories have increased only 13% from the year ago level. Lastly, the increase in the number of retail stores has resulted in retail inventories increasing by $4.7 million from June 30, 2002. Quarterly inventory turns were 2.2 at June 30, 2003 compared to 2.6 at June 30, 2002.

        Capital expenditures, net of retirements, for the six months ended June 30, 2003 were $15.1 million, which included $3.2 million for retail store operations. For 2003, the Company expects to spend approximately $35 million for capital expenditures, including approximately $7 million for the expansion of both Oakley and Iacon retail concepts. As of June 30, 2003, the Company had commitments of approximately $0.6 million for future capital purchases.

        On September 10, 2002, the company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock to occur from time to time as market conditions warrant. During the second quarter of 2003, the Company repurchased 97,400 shares for $1.1 million at an average share price of $10.96. The Company intends to continue to make repurchases under the share repurchase program as market conditions warrant. As of June 30, 2003, the Company has repurchased 754,600 shares for $7.8 million at an average share price of $10.35. Approximately $12.2 million remains available under the current authorization with total common shares outstanding of 67,975,827 as of June 30, 2003.

        On August 12, 2003, the Company's Board of Directors announced the initiation of an annual dividend policy and declared the initial regular annual cash dividend of $0.14 per share. This dividend will be payable on October 31, 2003 to shareholders of record as of the close of business on October 15, 2003.

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.87% at June 30, 2003) or the bank's prime lending rate minus 0.25% (3.75% at June 30, 2003). At June 30, 2003, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2003, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.81% to 5.65%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 4.75% to 15.5%. The aggregate borrowing limit on the foreign lines of credit is $24.6 million of which $13.0 million was outstanding at June 30, 2003. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (2.28% at June 30, 2003). In January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate over the term of the loan at 6.31%. At June 30, 2003, the outstanding balance on the term loan was $14.0 million. The term loan is due in September 2007.

        The Company also has a note in the amount of $1.8 million, net of discounts, as of June 30, 2003, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 commencing in 2002 and ending in 2006, with a portion of such payments contingent upon certain conditions.

        The following table gives additional guidance related to the Company's future obligations and commitments as of June 30, 2003:

	July 1 - Dec. 31, 2003	2004	2005	2006	2007	Thereafter
Lines of credit	$12,970,000	$—	$—	$—	$—	$—
Long-term debt	759,000	1,519,000	1,519,000	1,519,000	8,731,000	—
Note payable	500,000	500,000	500,000	500,000	—	—
Letters of credit	3,047,000	—	—	—	—	—
Operating leases
Related party	34,000	90,000	90,000	90,000	90,000	—
Other	5,990,000	11,016,000	9,995,000	8,984,000	8,324,000	28,679,000
Endorsement contracts	2,934,000	4,040,000	1,628,000	—	—	—

	$26,234,000	$17,165,000	$13,732,000	$11,093,000	$17,145,000	$28,679,000

        The Company believes that existing capital, anticipated cash flow from operations, and current and potential future credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

Seasonality

        Historically, the Company's sales, in the aggregate, have been highest in the period from March to September, the period during which sunglass use in the Northern Hemisphere is typically highest. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter and second quarter when net sales have historically been lower. In addition, the Company's shipments of other products, which generate gross profits at lower levels than sunglasses are generally lowest in the second quarter. This seasonal trend contributes to the Company's gross profit in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product category introductions, such as apparel, footwear and watches, and the Company's international expansion have partially mitigated the impact of seasonality, and the expansion of the Company's retail store operations has also affected its historical seasonality.

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At June 30, 2003, the Company had a backlog of $66.5 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $6.5 million, compared to a backlog of $61.4 million, including backorders of $10.5 million at June 30, 2002.

Inflation

        The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

GAAP and Non-GAAP Financial Measures

        This document includes a discussion of gross sales and components thereof, each of which may be a non-GAAP financial measure. The Company believes that use of this financial measure allows management and investors to evaluate and compare the Company's operating results in a more meaningful and consistent manner. As required by Item 10 of Regulation S-K, a reconciliation of these measures is as follows:

Reconciliation of Gross Sales to Net Sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)
Gross sales	$157,821	$159,359	$275,699	$275,229
Discounts and returns	13,980	14,215	20,668	20,513

Net sales	$143,841	$145,144	$255,031	$254,716

Forward-Looking Statements

        This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand to enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the Company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; economic, weather or other conditions, or reduced consumer acceptance of a product, could result in a reduction of sales of products and, in turn, a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential effect of periodic power crises on the Company's operations including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based; the Company's ability to identify and execute successfully cost control initiatives; the Company's ability to maintain its annual dividend, which is subject to its ability to continue to generate or have access to sufficient capital in excess of its needs for operations and its growth strategies; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2002 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        Foreign currency—The Company has direct operations in Continental Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at June 30, 2003.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at June 30, 2003:

	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
Australian dollar	$7,327,100	Jul. 2003 - Dec. 2003	$(1,462,519)
Australian dollar	1,998,300	Apr. 2004 - Jun. 2004	(39,591)
British pound	11,597,606	Jul. 2003 - Dec. 2003	(814,826)
British pound	18,318,488	Feb. 2004 - Dec. 2004	(161,078)
Canadian dollar	7,504,829	Jul. 2003 - Nov. 2003	(987,186)
Canadian dollar	2,600,684	Feb. 2004 - Mar. 2004	(218,654)
Euro	19,093,110	Jul. 2003 - Dec. 2003	(2,992,201)
Japanese yen	7,107,618	Sep. 2003 - Dec. 2003	53,016
Japanese yen	6,271,427	Mar. 2004 - Dec. 2004	100,773
South African rand	1,732,179	Sep. 2003 - Dec. 2003	(549,753)
South African rand	1,332,445	Mar. 2004	(229,170)

	$84,883,786		$(7,301,189)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 2003, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

        Interest Rates—The Company's principal line of credit, with no outstanding balance at June 30, 2003, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 4.0% on the line of credit during the six months ended June 30, 2003, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $2,600 per year.

        The Company's long-term real estate loan, with a balance of $14.0 million outstanding at June 30, 2003, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of this long-term debt. At June 30, 2003, the fair value of the Company's interest rate swap agreement was a loss of approximately $1,414,000.

Item 4. Controls and Procedures

        Disclosure Controls and Procedures—The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        Internal Control Over Financial Reporting—There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  (a)
  The Registrant's Annual Meeting of Shareholders was held on June 6, 2003.

  (b)
  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect six Directors. All such nominees were elected.

  (c)
  The matters voted at the meeting and the results were as follows:

  (1)
  To elect six directors to serve as such until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	For	Withheld
Director #1—Jim Jannard	61,705,867	4,541,988
Director #2—Link Newcomb	61,706,367	4,541,488
Director #3—Irene Miller	65,274,217	973,638
Director #4—Orin Smith	65,274,217	973,638
Director #5—Abbott Brown	65,274,417	973,438
Director #6—Lee Clow	66,116,559	131,296
    (2)
    To approve amendments to the Oakley, Inc. 1995 Stock Incentive Plan, as amended (the "Stock Plan"), to (i) increase the number of shares reserved for issuance thereunder by 2,000,000 shares and (ii) extend the term of the Stock Plan to March 26, 2013.

For	Against	Abstain
57,904,146	8,294,784	48,925
    (3)
    To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2003.

For	Against	Abstain
65,245,502	992,280	10,073

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        The following exhibits are included herein:

3.1 (1)	Articles of Incorporation of the Company
3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)
31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (1)
  Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

  (2)
  Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

  (3)
  Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

  (4)
  Filed herewith.

(b)
Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

          The Company furnished a Current Report on Form 8-K, dated April 18, 2003, in connection with the press release issued by the Company on April 16, 2003 announcing its financial results for the fiscal quarter ended March 31, 2003.

          The Company furnished a Current Report on Form 8-K/A, dated April 22, 2003, attaching the press release issued by the Company on April 16, 2003 that, due to inadvertent vendor error, was not furnished with the Company's Current Report on Form 8-K dated April 18, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.
August 12, 2003	/s/ JIM JANNARD Jim Jannard Chief Executive Officer
August 12, 2003	/s/ THOMAS GEORGE Thomas George Chief Financial Officer

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