Form 10-Q
period 2003-09-30
OAKLEY INC
filed 2003-11-13
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Class)	67,930,245 shares (Outstanding on November 10, 2003)

Oakley, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,380	$22,248
Accounts receivable, less allowance for doubtful accounts of $2,505 (2003) and $2,606 (2002)	96,441	68,116
Inventories, net (Note 3)	104,456	87,007
Other receivables	3,212	5,008
Deferred and prepaid income taxes	10,442	10,686
Prepaid expenses and other assets	7,031	6,271

Total current assets	243,962	199,336
Property and equipment, net	153,262	152,454
Deposits	2,365	2,684
Deferred income taxes	804	470
Goodwill	23,659	21,470
Other assets	7,580	7,536

TOTAL ASSETS	$431,632	$383,950

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit (Note 7)	$11,125	$14,162
Accounts payable	23,563	25,912
Accrued expenses and other current liabilities (Note 5)	34,754	24,337
Accrued warranty (Note 6)	3,330	3,537
Dividend payable (Note 13)	9,510	—
Income taxes payable	10,781	361
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	95,082	70,328
Deferred income taxes	6,310	5,215
Long-term debt, net of current portion	13,504	14,576
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 67,927,000 (2003) and 68,332,000 (2002) issued and outstanding	679	683
Additional paid-in capital	30,891	35,097
Retained earnings	293,731	268,285
Accumulated other comprehensive (loss) income	(8,565)	(10,234)

Total shareholders' equity	316,736	293,831

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$431,632	$383,950

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$144,963	$131,913	$399,994	$386,629
Cost of goods sold	62,471	57,629	170,117	163,595

Gross profit	82,492	74,284	229,877	223,034
Operating expenses:
Research and development	3,643	4,397	10,733	12,209
Selling	38,039	32,049	106,890	93,791
Shipping and warehousing	4,855	4,770	14,006	13,748
General and administrative	14,827	13,796	43,364	40,252

Total operating expenses	61,364	55,012	174,993	160,000

Operating income	21,128	19,272	54,884	63,034
Interest expense, net	334	421	1,106	1,265

Income before provision for income taxes	20,794	18,851	53,778	61,769
Provision for income taxes	7,278	6,597	18,822	21,619

Net income	$13,516	$12,254	$34,956	$40,150

Basic net income per common share	$0.20	$0.18	$0.51	$0.58

Basic weighted average common shares	67,929,000	68,728,000	68,030,000	68,824,000

Diluted net income per common share	$0.20	$0.18	$0.51	$0.58

Diluted weighted average common shares	68,331,000	69,104,000	68,252,000	69,564,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$13,516	$12,254	$34,956	$40,150
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	(842)	1,064	(3,231)	(3,019)
Foreign currency translation adjustment	652	(969)	4,900	675

Other comprehensive income (loss), net of tax	(190)	95	1,669	(2,344)

Comprehensive income	$13,326	$12,349	$36,625	$37,806

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,956	$40,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,873	21,029
Provision for bad debt expense	1,195	1,214
Compensatory stock options and capital contributions	6	3
Loss on disposition of equipment	1,900	98
Deferred income taxes, net	2,778	(4,173)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(25,491)	(8,125)
Inventories	(13,518)	(7,324)
Other receivables	1,969	(182)
Income taxes receivable	—	6,449
Prepaid expenses and other	(594)	282
Accounts payable	(2,980)	6,870
Accrued expenses	4,498	10,276
Accrued warranty	(207)	155
Income taxes payable	10,468	3,127

Net cash provided by operating activities	37,853	69,849
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	406	(1,445)
Acquisitions of property and equipment	(23,446)	(24,090)
Proceeds from sale of property and equipment	154	81
Acquisitions of businesses	(430)	—
Other assets	(996)	(2,492)

Net cash used in investing activities	(24,312)	(27,946)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	406	(1,445)
Acquisitions of property and equipment	(23,446)	(24,090)
Proceeds from sale of property and equipment	154	81
Acquisitions of businesses	(430)	—
Other assets	(996)	(2,492)

Net cash used in investing activities	(24,312)	(27,946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	17,756	63,212
Repayments of bank borrowings	(23,539)	(92,039)
Net proceeds from issuance of common shares	274	1,703
Repurchase of common shares	(4,491)	(6,250)

Net cash used in financing activities	(10,000)	(33,374)
Effect of exchange rate changes on cash	(3,409)	(1,696)

Net increase in cash and cash equivalents	132	6,833
Cash and cash equivalents, beginning of period	22,248	5,612

Cash and cash equivalents, end of period	$22,380	$12,445

Supplemental disclosure of non-cash transactions:
During the quarter ended September 30, 2003, the Company declared and accrued an initial cash dividend of $0.14 per share payable to shareholders of record as of the close of business on October 15, 2003	$9,510	—

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

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of September 30, 2003, the consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results of operations for the entire year ending December 31, 2003.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Stock volatility	50.0%-58.0%	44.1%-45.2%	47.0%-58.0%	44.1%-81.1%
Risk-free interest rate	1.2%-2.4%	3.3%	1.2%-2.5%	2.0%-3.3%
Expected dividend yield	1.3%	0%	1.3%	0%
Expected life of option	1-4 years	1-4 years	1-4 years	1-4 years

        If the computed fair value of stock option awards during the three- and nine- months ended September 30, 2003 and 2002 had been amortized to expense over the vesting period of the awards, net income would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)
Net income:
As reported	$13,516	$12,254	$34,956	$40,150
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(862)	(805)	(2,609)	(2,545)

Pro forma	$12,654	$11,449	$32,347	$37,605

Basic net income per share:
As reported	$0.20	$0.18	$0.51	$0.58
Pro forma	$0.19	$0.17	$0.48	$0.55
Diluted net income per share:
As reported	$0.20	$0.18	$0.51	$0.58
Pro forma	$0.19	$0.17	$0.47	$0.54

Note 3—Inventories

        Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$23,422,000	$22,188,000
Finished goods	81,034,000	64,819,000

	$104,456,000	$87,007,000

Note 4—Goodwill and Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of the carrying value of its goodwill and intangible assets, and determined that no impairment existed. Under SFAS No. 142, goodwill and non-amortizing intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or intangible assets may be impaired. As of September 30, 2003, no events have occurred which indicate that goodwill or non-amortizing intangible assets may be impaired.

        Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of September 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$4,284,000	$2,328,000	$4,267,000	$1,955,000
Distribution rights	3,567,000	1,538,000	3,567,000	1,309,000
Patents	3,591,000	1,607,000	3,591,000	1,363,000
Other identified intangible assets	970,000	204,000	893,000	100,000

Total	$12,412,000	$5,677,000	$12,318,000	$4,727,000

        Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three and nine months ended September 30, 2003 was approximately $317,000 and $950,000, respectively, and is estimated to be, based on intangible assets at September 30, 2003, approximately $1,267,000 for fiscal 2003. Annual estimated amortization expense, based on the Company's intangible assets at September 30, 2003, is as follows:

Estimated Amortization Expense:
Fiscal 2004	$1,267,000
Fiscal 2005	1,267,000
Fiscal 2006	1,207,000
Fiscal 2007	851,000
Fiscal 2008	669,000

        Changes in goodwill related to domestic and foreign entities are as follows:

	United States	Continental Europe	Other Countries	Consolidated
Balance, December 31, 2002	$9,778,000	$—	$11,692,000	$21,470,000
Adjustments:
Goodwill additions during the year	371,000	—	—	371,000
Changes due to foreign exchange rates	—	—	1,818,000	1,818,000

Balance, September 30, 2003	$10,149,000	$—	$13,510,000	$23,659,000

Note 5—Accrued Expenses and Other Current Liabilities

        Accrued liabilities consist of the following:

	September 30, 2003	December 31, 2002
Accrued employee compensation and benefits	$11,447,000	$9,708,000
Derivative contracts	10,010,000	5,060,000
Other liabilities	13,297,000	9,569,000

	$34,754,000	$24,337,000

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

        The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. Warranty liability activity for the nine months ended September 30 was as follows:

	2003	2002
Balance as of January 1,	$3,537,000	$3,503,000
Warranty claims and expenses	(3,094,000)	(2,891,000)
Provisions for warranty expense	2,862,000	3,021,000
Changes due to foreign currency translation	25,000	25,000

Balance as of September 30,	$3,330,000	$3,658,000

Note 7—Financing Arrangements

        Line of Credit—In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.86% at September 30, 2003) or the bank's prime lending rate minus 0.25% (3.75% at September 30, 2003). At September 30, 2003, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 2003, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.78% to 5.65%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 4.50% to 13.50%. The aggregate borrowing limit on the foreign lines of credit is $25.1 million, of which $11.1 million was outstanding at September 30, 2003.

        Long-Term Debt—The Company has a real estate term loan which matures in September 2007 and had an outstanding balance of $13.7 million at September 30, 2003. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.14% at September 30, 2003). In January 1999, the Company entered into an interest rate swap agreement that eliminated the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the loan at 6.31%. Payments on the Company's long-term debt for the quarter ended September 30, 2003 were $380,000 and are estimated to be approximately $1,519,000 for fiscal 2003.

        The Company's minimum annual principal payments on its long-term debt are as follows:

Year Ending December 31,
2004	$1,519,000
2005	1,519,000
2006	1,519,000
2007	8,731,000
2008	—

        The Company also has a note in the amount of $1.8 million, net of discounts, as of September 30, 2003, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 ending in 2006, with such payments contingent upon certain conditions.

Note 8—Commitments and Contingencies

        Indemnities, Commitments and Guarantees—During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company's customers in connection with the sales of its products and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended September 30, 2003 was not significant to the Company's financial position, results of operations or cash flows.

        Litigation—The Company is a party to various claims, complaints and litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.

Note 9—Derivative Financial Instruments

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that resulted in a fixed interest rate over the term of the Company's ten-year real estate term loan. As of September 30, 2003, the fair value of the Company's interest rate swap agreement was a loss of approximately $1,172,000. At September 30, 2003, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $7.9 million of losses over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur within fifteen months or less.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three- and nine-months ended September 30, 2003, the Company recognized losses of $2.5 and $6.2 million, net of taxes, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

        The following is a summary of the foreign exchange contracts by currency at September 30, 2003:

	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
Australian dollar	$4,407,650	Oct. 2003—Dec. 2003	$(943,437)
Australian dollar	7,459,100	Jan. 2004—Sep. 2004	(430,155)
British pound	3,332,660	Oct. 2003—Dec. 2003	(243,051)
British pound	24,724,173	Feb. 2004—Dec. 2004	(276,517)
Canadian dollar	3,323,486	Oct. 2003—Dec. 2003	(420,422)
Canadian dollar	15,657,312	Jan. 2004—Dec. 2004	(1,314,585)
Euro	9,820,118	Oct. 2003—Dec. 2003	(1,620,939)
Euro	31,396,552	Jan. 2004—Dec. 2004	(1,559,988)
Japanese yen	4,061,005	Dec. 2003	(250,487)
Japanese yen	13,536,684	Mar. 2004—Dec. 2004	(779,218)
South African rand	1,122,807	Dec. 2003	(383,570)
South African rand	3,789,474	Mar. 2004—Dec. 2004	(615,507)

	$122,631,021		$(8,837,876)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 2003, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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

        This charge was included in selling and shipping and warehousing expenses and is comprised of the following components:

	Accrued restructure liability balance at Dec. 31, 2002	Amounts paid	Changes due to foreign exchange rates	Balance as of Sept. 30, 2003
Termination and modification of sales agent contracts and employee contracts	$2,249,000	$(1,870,000)	$222,000	$601,000
Rationalization of warehousing and distribution	$539,000	$(203,000)	$39,000	$375,000

	$2,788,000	$(2,073,000)	$261,000	$976,000

Note 11—Earnings Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended September 30, 2003 and 2002, the diluted weighted average common shares outstanding included 402,000 and 376,000, respectively, of dilutive stock options. For the nine months ended September 30, 2003 and 2002, the diluted weighted average common shares outstanding included 222,000 and 740,000, respectively, of dilutive stock options.

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

        The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30, 2003	December 31, 2002
Unrealized (loss) gain on foreign currency cash flow hedges	$(6,531,000)	$(3,205,000)
Unrealized (loss) gain on interest rate swap	(828,000)	(922,000)
Equity adjustment from foreign currency translation	(1,206,000)	(6,107,000)

	$(8,565,000)	$(10,234,000)

Note 13—Dividend Payable

        On August 12, 2003, the Company's Board of Directors announced the initiation of an annual dividend policy and declared an initial annual cash dividend of $0.14 per share. This dividend, totaling $9.5 million, was paid on October 31, 2003 to shareholders of record as of the close of business on October 15, 2003. Any future dividends are at the discretion, and subject to the approval, of the Company's Board of Directors.

Note 14—New Accounting Pronouncements

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

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended September 30, 2003 in Note 2.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 are applicable for the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company does not currently have any variable interest entities, the adoption of the provisions of FIN 46 did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations

        The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of approximately 9,200 active accounts with approximately 15,600 locations comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, ski and golf shops, and motorcycle, athletic footwear and sporting goods stores and limited department store distribution. The Company also operates 24 Oakley retail stores in the United States that offer the full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 69 sunglass specialty retail stores at September 30, 2003.

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

Revenue Recognition

        The Company recognizes wholesale revenue when merchandise is shipped to a customer and the risks and rewards of ownership have passed based on the terms of sale. Revenue from the Company's retail store operations is recognized upon purchase by customers at the point of sale. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management's expectations. Sales agreements with dealers and distributors normally provide general payment terms of 30 to 120 days, depending on the product category. The Company's standard sales agreements with its customers do not provide for any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company occasionally accepts other returns at its discretion. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company's estimates. In addition, although the Company, at its sole discretion, may repurchase its own products to protect the Company image, this practice is infrequent and, historically, the value of these repurchases has not been significant.

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

Warranties

        The Company provides a one-year limited warranty against manufacturer's defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer's defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer's defects, and apparel is warranted for 30 days against manufacturer's defects. The Company's standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company's expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in the prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company's operating results.

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

Vulnerability Due to Customer Concentrations

        Net sales to the retail group of Luxottica S.p.A ("Luxottica"), which include Sunglass Hut locations worldwide, were $8.7 million, or 6.0% of the Company's net sales, for the three months ended September 30, 2003 compared to $13.2 million, or 10.0% of net sales, for the comparative 2002 period. For the nine months ended September 30, 2003, net sales to Luxottica were $37.8 million, or 9.5% of net sales, compared to $51.8 million, or 13.4% of net sales, for the nine months ended September 30, 2002. Luxottica is also one of the Company's largest competitors in the sunglass and optical frame markets. Luxottica acquired Sunglass Hut in April 2001 and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica. In September 2003, Luxottica completed the acquisition of all the shares of Australian eyewear retailer OPSM Group Ltd ("OPSM"). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company's products. For 2002, the Company's net sales to OPSM were approximately AUS $2.8 million, or approximately $1.5 million in U.S. dollars based on the weighted average exchange rate for 2002. These sales exclude a limited amount of sales generated through the Company's international distributors. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand ("SSNZ"), the Company's largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations which offer some of the Company's products. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company's financial position or results of operations.

Commitments and Contingencies

        The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company's products.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Net sales

        Net sales for the three months ended September 30, 2003 were $145.0 million compared to $131.9 million for the three months ended September 30, 2002, an increase of $13.1 million, or 9.9%. Gross sales were $155.3 million for the third quarter of 2003 compared to $142.8 million for the third quarter of 2002. Gross sunglass sales decreased 9.7% to $77.7 million for the three months ended September 30, 2003 from $86.0 million for the comparable 2002 period. Sunglass unit shipments declined 16.8% due to several factors, including a reduction in sales from newer sunglass introductions and weaker U.S. sales as a result of high inventory levels in the channel due to the soft early summer selling season caused by poor spring weather. Internationally, the Company experienced lower than expected sunglass sales due to competitive pressures from strong fashion brands in the southern European markets, a continued soft retail environment in Japan and a disruption in sales in the South Pacific region associated with Luxottica's acquisition of OPSM, two of the Company's largest customers in the region. The Company expects this disruption to be temporary as the two companies begin the process of integrating operations of Sunglass Hut and OPSM. The decline in sunglass units was partially offset by an 8.6% increase in the average selling price compared to the third quarter of 2002. The increase in average selling price was a result of a higher contribution from the Company's retail store operations, the benefit of a weaker U.S. dollar on international sales and a higher contribution from higher-priced polarized versions of the Company's sunglass styles. Gross sales from the Company's newer product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 31.8%, or $12.2 million, to $50.6 million for the three months ended September 30, 2003 from $38.4 million for the three months ended September 30, 2002 and accounted for 32.6% of total third quarter 2003 gross sales. The strongest growth was from the footwear and apparel categories where strong fall seasonal product launches drove sales increases. Sales of the Company's goggles increased 49.4% on the strength on new styles and better third quarter fulfillment in 2003 compared to 2002.

        The Company's U.S. net sales, excluding the Company's retail store operations, decreased 1.1% to $55.3 million in the third quarter of 2003 from $55.9 million in the third quarter of 2002, as the decline in sunglass sales was only partially offset by increased sales of the Company's newer product categories and goggles. Sales to the Company's largest U.S. customer, Sunglass Hut and its affiliates, decreased 40.0% to $6.3 million for the three months ended September 30, 2003 from $10.5 million for the three months ended September 30, 2002, partially offset by an 8.0% increase in net sales to the Company's broad specialty store account base and other domestic sales. The decline in Sunglass Hut sales is primarily due to its decision to reduce the inventory levels of Oakley product on which to operate its business. Net sales from the Company's retail store operations increased to $15.0 million for the quarter ended September 30, 2003 as a result of increased store locations and positive comparable store sales, compared to $8.5 million for the quarter ended September 30, 2002, an increase of $6.5 million, or 75.9%. At the end of the quarter, the Company operated 24 Oakley stores, including four new Oakley stores opened during the quarter, and 69 Iacon stores, including four new stores opened in the quarter. Total U.S. net sales, including retail store operations, increased 9.2% in the third quarter of 2003 to $70.3 million from $64.4 million in the comparable quarter of 2002.

        During the three months ended September 30, 2003, the Company's international net sales increased 10.7%, or $7.2 million, to $74.7 million from $67.5 million during the third quarter of 2002. The weaker U.S. dollar accounted for 7.9 percentage points, or $5.3 million, of this increase. The Company's operations in Europe, Latin America, Japan and South Africa each achieved double-digit growth, while Asia reported five percent growth and Canada reported no significant change. This growth was offset by an 11% decline in sales in the South Pacific region partially due to a reduction in orders from Sunglass Hut and OPSM as discussed above. All product categories except sunglasses experienced growth in international sales.

Gross profit

        Gross profit increased to $82.5 million, or 56.9% of net sales, for the three months ended September 30, 2003 from $74.3 million, or 56.3% of net sales, for the three months ended September 30, 2002, an increase of $8.2 million, or 11.0%. This increase in gross profit as a percentage of net sales was primarily due to improved margins from the Company's newer product categories and the positive effect of a weaker U.S. dollar, partially offset by the negative effects of a lower mix of sales from sunglasses and reduced sunglass margins due to lower production volumes.

Operating expenses

        Operating expenses increased to $61.4 million for the three months ended September 30, 2003 from $55.0 million for the three months ended September 30, 2002, an increase of $6.4 million, or 11.5%. As a percentage of net sales, operating expenses increased to 42.3% of net sales for the three months ended September 30, 2003 compared to 41.7% of net sales for the comparable period, primarily due to higher foreign operating expenses resulting from a weaker U.S. dollar and higher selling expenses related to the Company's expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, contributed approximately $2.1 million, or 32.8%, of the increase. Operating expenses included $5.0 million of expenses for the Company's retail store operations. Total retail store operating expenses for the three months ended September 30, 2003 increased $1.8 million over the three months ended September 30, 2002. Research and development expenses decreased $0.8 million to $3.6 million, or 2.5% of net sales, for the three months ended September 30, 2003, from $4.4 million, or 3.3% of net sales, for the three months ended September 30, 2002, primarily due to leverage on footwear and apparel design expenses and a delay of certain planned product development expenses to later in 2003. Selling expenses increased $6.0 million to $38.0 million, for the three months ended September 30, 2003, from $32.0 million for the three months ended September 30, 2002. As a percentage of net sales, selling expenses increased to 26.2% of net sales for the third quarter of 2003 compared to 24.3% for the comparable prior year period as a result of increased retail selling expenses, sales management costs, field sales technical support, sports marketing expenses, sales promotion and display depreciation. Shipping and warehousing expenses increased $0.1 million to $4.9 million for the three months ended September 30, 2003, from $4.8 million for the three months ended September 30, 2002. As a percentage of net sales, shipping expenses decreased to 3.3% of net sales for the third quarter of 2003 compared to 3.6% for the comparable prior year period as a result of the Company's efforts to leverage its shipping labor and facility infrastructure, in addition to reduced freight costs. General and administrative expenses increased $1.0 million to $14.8 million, or 10.2% of net sales, for the three months ended September 30, 2003, from $13.8 million, or 10.5% of net sales, for the three months ended September 30, 2002. This decrease in general and administrative expenses as a percentage of net sales was principally a result of management's efforts to manage expenses effectively and leverage existing resources.

Operating income

        The Company's operating income increased $1.8 million to $21.1 million for the three months ended September 30, 2003 from $19.3 million for the three months ended September 30, 2002. As a percentage of net sales, operating income remained flat at 14.6% for the three months ended September 30, 2003 and 2002.

Interest expense, net

        The Company had net interest expense of $0.3 million for the three months ended September 30, 2003, as compared with net interest expense of $0.4 million for the three months ended September 30, 2002.

Income taxes

        The Company recorded a provision for income taxes of $7.3 million for the three months ended September 30, 2003 compared to $6.6 million for the three months ended September 30, 2002. The Company's effective tax rate was 35% for the quarters ended September 30, 2003 and 2002.

Net income

        The Company's net income increased to $13.5 million for the three months ended September 30, 2003 from $12.3 million for the three months ended September 30, 2002, an increase of $1.2 million, or 10.3%.

Nine Months Ended September 30, 2003 and 2002

Net sales

        Net sales increased to $400.0 million for the nine months ended September 30, 2003 from $386.6 million for the nine months ended September 30, 2002, an increase of $13.4 million, or 3.5%. Gross sales were $431.0 million for the first nine months of 2003 compared to $418.1 million for the first nine months of 2002. Gross sunglass sales decreased 9.3% to $247.0 million for the nine months ended September 30, 2003 from $272.3 million for comparable 2002 period. Sunglass unit shipments declined 13.5% due to a number of adverse factors including weak consumer spending related in part to the events in Iraq during the first part of the year, a reduction in sales from newer sunglass introductions, an unusually long winter followed by cool, wet weather in the U.S. during the second quarter which led to lower than expected U.S. sales, competitive pressures from strong fashion brands in the southern European markets, and a continued soft retail environment in Japan and certain other markets. The decrease in sunglass units was partially offset by a 4.8% increase in the average selling price compared to the first nine months of 2002, primarily as a result of a weaker U.S. dollar, a higher contribution from retail store operations and a higher contribution from higher-priced polarized versions of the Company's sunglass styles. The Company experienced declines in sales of more mature products, which were partially offset by increased sales from the Half Jacket, Half Wire and Splice, introduced in 2002, increased sales of polarized versions of the Company's sunglass styles, as well as sales of the Company's new 2003 sunglass styles, the Valve, Big Square Wire, Teaspoon, Monster Dog and Plate. Gross sales from the Company's new product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 21.9%, or $22.7 million, to $126.4 million for the nine months ended September 30, 2003 from $103.7 million for the nine months ended September 30, 2002 and accounted for 29.3% of total gross sales for the nine months ended September 30, 2003. The strongest results were from the apparel, footwear and prescription eyewear categories where strong line introductions drove sales increases. Gross sales of the Company's goggles increased 53.6% in the first nine months of 2003, driven by the success of Wisdom, the Company's most advanced snow goggle, introduced in the fourth quarter of 2002, and better third quarter fulfillment in 2003.

        The Company's U.S. net sales, excluding the Company's retail store operations, decreased 10.8% to $165.3 million in the first nine months of 2003 from $185.3 million in the first nine months of 2002, as a result of a 4.4% decrease in net sales to the Company's broad specialty store account base and other domestic sales, with sales to the Company's largest U.S. customer, Sunglass Hut and its affiliates, decreasing 30.9% to $30.6 million for the nine months ended September 30, 2003 from $44.3 million for the nine months ended September 30, 2002. The decline in U.S. net sales reflects the generally depressed retail environment during the first half of 2003, which had a more pronounced effect on the Company's mature sunglass category and contributed to the decline in sunglass sales. Additionally, unusual cooler weather conditions during the second quarter of 2003 adversely affected the Company's summer product sales, particularly sunglasses, sandals, the summer apparel line and the Company's prescription sunglasses which led to lower than expected U.S. sales. The Company's U.S. net sales during the nine months ended September 30, 2003 benefited from increased department store concept shop locations and strong growth in military sales over the comparable 2002 period. Net sales from the Company's retail store operations increased to $37.5 million for the nine months ended September 30, 2003 as a result of increased store locations, compared to $23.1 million for the nine months ended September 30, 2002, an increase of $14.3 million, or 61.6%. During the nine months ended September 30, 2003, the Company opened ten new Oakley stores and ten Iacon stores, including the acquisition of Celebrity Eyeworks Studio located at Downtown Disney in Orlando, Florida. At the end of the third quarter, the Company operated 24 Oakley stores and 69 Iacon stores. Total U.S. net sales, including retail store operations, decreased 2.7% in the first nine months of 2003 to $202.8 million from $208.4 million in the comparable period of 2002.

        During the nine months ended September 30, 2003, the Company's international net sales increased 10.7%, or $19.0 million, to $197.2 million from $178.2 million during the first nine months of 2002. The weaker U.S. dollar accounted for 9.8 percentage points, or $17.5 million, of this increase. All product categories except sunglasses experienced growth, although a weak optical retail environment in key European markets resulted in slower growth in the Company's sunglass and prescription eyewear business than originally forecasted. Europe, Japan, Latin America, Canada and South Africa each achieved growth, partially offset by declines in the Middle East and the rest of Asia. The decline in sales in Asia is partially due to travel and related retail businesses being affected by the SARS crisis during the first half of 2003.

Gross profit

        Gross profit increased to $229.9 million, or 57.5% of net sales, for the nine months ended September 30, 2003 from $223.0 million, or 57.7% of net sales, for the nine months ended September 30, 2002, an increase of $6.9 million, or 3.1%. The decrease in gross profit as a percent of net sales was primarily due to the negative effects of a lower mix of sales from sunglasses and prescription eyewear and slightly lower sunglass margins due to the decline in sunglass unit volume, partially offset by the positive effects of improved footwear and apparel margins and the positive effect of a weaker U.S. dollar.

Operating expenses

        Operating expenses increased to $175.0 million for the nine months ended September 30, 2003 from $160.0 million for the nine months ended September 30, 2002, an increase of $15.0 million, or 9.4%. As a percentage of net sales, operating expenses increased to 43.7% of net sales for the nine months ended September 30, 2003 compared to 41.4% of net sales for the comparable period in 2002, primarily due to higher foreign operating expenses resulting from a weaker U.S. dollar and higher selling expenses related to the Company's expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, contributed approximately $7.0 million, or 46.7%, of the increase. Operating expenses included $13.3 million of expenses for the Company's retail store operations. Total retail store operating expenses for the nine months ended September 30, 2003 increased $4.9 million over the nine months ended September 30, 2002 and represented 32.7% of the first nine months 2003 increase in total operating expenses. Research and development expenses decreased $1.5 million to $10.7 million, or 2.7% of net sales, for the nine months ended September 30, 2003, from $12.2 million, or 3.2% of net sales, for the nine months ended September 30, 2002, primarily due to leverage on footwear and apparel design expenses and a delay of certain planned product development projects to later in 2003. Selling expenses increased $13.1 million to $106.9 million, for the nine months ended September 30, 2003, from $93.8 million for the nine months ended September 30, 2002. As a percentage of net sales, selling expenses increased to 26.7% of net sales for the 2003 period compared to 24.3% for the comparable period in 2002 as a result of increased retail selling expenses, sales management expenses, field sales technical support, sports marketing, sales promotion, display depreciation, and travel expenses. Shipping and warehousing expenses increased $0.3 million to $14.0 million for the nine months ended September 30, 2003, from $13.7 million for the nine months ended September 30, 2002. As a percentage of net sales, shipping expenses decreased to 3.5% of net sales for the first nine months of 2003 compared to 3.6% for the comparable prior year period as a result of the Company's efforts to leverage its shipping labor and facility infrastructure, in addition to reduced freight. General and administrative expenses increased $3.1 million to $43.4 million, or 10.8% of net sales, for the nine months ended September 30, 2003, from $40.3 million, or 10.4% of net sales, for the nine months ended September 30, 2002. This increase in general and administrative expenses was principally a result of greater personnel-related costs, greater facility related costs, such as property taxes, depreciation and utilities, as well as increased general and administrative expenses for retail store operations.

Operating income

        The Company's operating income decreased to $54.9 million for the nine months ended September 30, 2003 from $63.0 million for the nine months ended September 30, 2002, a decrease of $8.1 million. As a percentage of net sales, operating income decreased to 13.7% for the nine months ended September 30, 2003 from 16.3% for the nine months ended September 30, 2002.

Interest expense, net

        The Company recorded net interest expense of $1.1 million for the nine-month period ended September 30, 2003 as compared to $1.3 million in 2002. During the 2002 period, the Company recorded a one-time gain of $350,000 related to the favorable settlement of a treasury lock hedge which the Company had entered into in connection with anticipated long-term financing.

Income taxes

        The Company recorded a provision for income taxes of $18.8 million for the nine months ended September 30, 2003 compared to $21.6 million for the nine months ended September 30, 2002. The Company's effective tax rate was 35% for the nine months ended September 30, 2003 and 2002.

Net income

        The Company's net income decreased to $35.0 million for the nine months ended September 30, 2003 from $40.2 million for the nine months ended September 30, 2002, a decrease of $5.2 million, or 12.9%.

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $37.9 million for the nine months ended September 30, 2003 compared to cash provided by operating activities of $69.8 million for the comparable period in 2002. At September 30, 2003, working capital was $148.9 million compared to $130.1 million at September 30, 2002, a 14.5% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $96.4 million at September 30, 2003 compared to $88.8 million at June 30, 2003 and $83.7 million at September 30, 2002, with accounts receivable days outstanding at September 30, 2003 of 61 compared to 56 at June 30, 2003 and 58 at September 30, 2002. Inventories increased to $104.5 million at September 30, 2003 compared to $103.7 million at June 30, 2003 and $85.9 million at September 30, 2002. More than half of this increase is due to greater combined footwear, apparel and goggle inventories, which increased at a rate below that of their combined year-over-year sales growth. In addition, footwear and apparel inventories increased to support the increase in fall season backlog which has increased 55% compared to a year ago. Additionally, the increase in the number of retail stores has resulted in retail inventories increasing by $4.1 million from September 30, 2002 and there was a modest increase in sunglass inventories at September 30, 2003 which is partially a result of lower than anticipated sunglass sales. Quarterly inventory turns were 2.4 at September 30, 2003 compared to 2.7 at September 30, 2002, and up from 2.2 at June 30, 2003.

        Capital expenditures, net of retirements, for the nine months ended September 30, 2003 were $21.4 million, which included $5.4 million for retail store operations. As of September 30, 2003, the Company had commitments of approximately $0.7 million for future capital expenditures.

        On September 10, 2002, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock to occur from time to time as market conditions warrant. During the third quarter of 2003, the Company repurchased 75,000 shares for $0.8 million at an average share price of $10.63. The Company intends to continue to make repurchases under the share repurchase program as market conditions warrant. As of September 30, 2003, the Company has repurchased 829,600 shares for $8.6 million at an average share price of $10.37. Approximately $11.4 million remains available under the current authorization with total common shares outstanding of 67,927,420 as of September 30, 2003.

        On August 12, 2003, the Company's Board of Directors announced the initiation of an annual dividend policy and declared an initial annual cash dividend of $0.14 per share. This dividend, totaling $9.5 million, was paid on October 31, 2003 to shareholders of record as of the close of business on October 15, 2003. Any future dividends are at the discretion, and subject to the approval, of the Company's Board of Directors.

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.86% at September 30, 2003) or the bank's prime lending rate minus 0.25% (3.75% at September 30, 2003). At September 30, 2003, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 2003, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.78% to 5.65%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 4.50% to 13.50%. The aggregate borrowing limit on the foreign lines of credit is $25.1 million, of which $11.1 million was outstanding at September 30, 2003. The Company also has a ten-year real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (2.14% at September 30, 2003). In January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate over the term of the loan at 6.31%. At September 30, 2003, the outstanding balance on the term loan was $13.7 million. The term loan is due in September 2007.

        The Company also has a note in the amount of $1.8 million, net of discounts, as of September 30, 2003, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 ending in 2006, with such payments contingent upon certain conditions.

        The following table gives additional guidance related to the Company's future obligations and commitments as of September 30, 2003:

	Oct. 1— Dec. 31, 2003	2004	2005	2006	2007	Thereafter
Lines of credit	$11,125,000	$—	$—	$—	$—	$—
Long-term debt	379,000	1,519,000	1,519,000	1,519,000	8,731,000	—
Note payable	500,000	500,000	500,000	500,000	—	—
Letters of credit	837,000	—	—	—	—	—
Operating leases
Related party	23,000	—	—	—	—	—
Other	3,260,000	12,069,000	11,137,000	10,446,000	9,785,000	33,846,000
Endorsement contracts	1,567,000	6,512,000	2,501,000	605,000	520,000	—

	$17,691,000	$20,600,000	$15,657,000	$13,070,000	$19,036,000	$33,846,000

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

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At September 30, 2003, the Company had a backlog of $56.1 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $9.6 million, compared to a backlog of $58.2 million, including backorders of $12.1 million at September 30, 2002. The decrease in backlog reflects a one-month shift, from September in 2002 to October this year, in the timing of receipt of large holiday product orders from Sunglass Hut; lower goggle orders compared with last year's orders which were high as a result of an unintended delay in the 2002 release of the Wisdom goggle; and a decrease in orders from large

U.S. department store customers which, during the fourth quarter of 2002, were establishing beginning inventory levels at Oakley concept shops launched during that quarter. These decreases were partially offset by significant increases in global orders for the Company's apparel products.

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

Reconciliation of Gross Sales to Net Sales:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)
Gross sales	$155,306	$142,849	$431,005	$418,078
Discounts and returns	10,343	10,936	31,011	31,449

Net sales	$144,963	$131,913	$399,994	$386,629

Forward-Looking Statements

        This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut and its affiliates which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the Company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential effect of periodic power crises on the Company's operations including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based; the Company's ability to identify and execute successfully cost control initiatives; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2002 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        Foreign currency—The Company has direct operations in Continental Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at September 30, 2003.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at September 30, 2003:

	U.S. Dollar Equivalent	Maturity	Fair Value
Forward Contracts:
Australian dollar	$4,407,650	Oct. 2003—Dec. 2003	$(943,437)
Australian dollar	7,459,100	Jan. 2004—Sep. 2004	(430,155)
British pound	3,332,660	Oct. 2003—Dec. 2003	(243,051)
British pound	24,724,173	Feb. 2004—Dec. 2004	(276,517)
Canadian dollar	3,323,486	Oct. 2003—Dec. 2003	(420,422)
Canadian dollar	15,657,312	Jan. 2004—Dec. 2004	(1,314,585)
Euro	9,820,118	Oct. 2003—Dec. 2003	(1,620,939)
Euro	31,396,552	Jan. 2004—Dec. 2004	(1,559,988)
Japanese yen	4,061,005	Dec. 2003	(250,487)
Japanese yen	13,536,684	Mar. 2004—Dec. 2004	(779,218)
South African rand	1,122,807	Dec. 2003	(383,570)
South African rand	3,789,474	Mar. 2004—Dec. 2004	(615,507)

	$122,631,021		$(8,837,876)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 2003, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

        Interest Rates—The Company's principal line of credit, with no outstanding balance at September 30, 2003, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 3.86% on the line of credit during the nine months ended September 30, 2003, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $2,500 per year.

        The Company's long-term real estate loan, with a balance of $13.7 million outstanding at September 30, 2003, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of this long-term debt. At September 30, 2003, the fair value of the Company's interest rate swap agreement was a loss of approximately $1,172,000.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        The following exhibits are included herein:

3.1(1)	Articles of Incorporation of the Company
3.2(2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
3.3(3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)
31.1(4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (1)
  Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

  (2)
  Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

  (3)
  Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

  (4)
  Filed herewith.

(b)
Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 2003.

          The Company furnished a Current Report on Form 8-K, dated July 18, 2003, in connection with the press release issued by the Company on July 16, 2003 announcing its financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.

November 10, 2003	/s/ JIM JANNARD Jim Jannard Chief Executive Officer

November 10, 2003	/s/ THOMAS GEORGE Thomas George Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
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