Form 10-K
period 2003-12-31
OAKLEY INC
filed 2004-03-15
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Aggregate market value of the Registrants common stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on the New York Stock Exchange on June 30, 2003:    $296,121,253

Number of shares of common stock, $.01 par value, outstanding as of the close of business on March 8, 2004:    68,029,827 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the registrant's 2004 Annual Shareholders Meeting are incorporated by reference into Part II and Part III herein.

Oakley, Inc.
TABLE OF CONTENTS

Part I

Business

General

        Oakley, Inc. (referenced here as the "Company" or "Oakley") is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation that commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. The Company holds 545 patents and 976 trademarks worldwide that protect its designs and innovations.

Forward-Looking Statements

        When used in this document, the words "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "predicts," "will" or the negative thereof and similar expressions are intended to identify, in certain circumstances, forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including: risks related to the company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the company; the company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions could continue to reduce or further reduce demand for products sold by the company and could adversely affect profitability, especially of the company's retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the company's operations and financial performance; the ability of the company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the company; the potential effect of periodic power crises on the company's operations including temporary blackouts at the company's facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based and the company's ability to identify and execute successfully cost control initiatives. Because of these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements.

        The company makes available through its corporate website at www.oakley.com, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such reports are filed or furnished to the Securities and Exchange Commission.

        Also available at our website are the following corporate governance materials: Code of Business Conduct and Ethics; Code of Ethics for Chief Executive and Senior Financial Officers; Corporate Governance Guidelines; and Charters of the Audit Committee, Compensation and Stock Option Committee and Nominating and Corporate Governance Committee. Any of the foregoing materials may also be obtained, free of charge, by written request to: Corporate Secretary, Oakley, Inc., One Icon, Foothill Ranch, California 92610.

Product Design and Development

        Oakley is a consumer products company that uses innovative technology for the design and development of sunglasses, prescription eyewear, apparel, footwear, watches, goggles and accessories. To date, the Company has designed these categories using its own resources in order to preserve brand image, which the Company believes will bring greater respect and demand for Oakley's products over the long term.

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

        The Company's products undergo extensive testing throughout development. The American National Standards Institute (ANSI) and the American Society for Testing and Materials (ASTM) have established specific testing criteria for eyewear. These tests analyze product safety and provide quantitative measure of optical quality, UV protection, light transmission and impact resistance. In addition, the Company performs a broad range of eyewear coatings durability testing and mechanical integrity testing that includes extremes of UV, heat, condensation and humidity. With strict guidelines from the ASTM and other industry authorities, Oakley footwear and apparel are tested to ensure quality, performance and durability that meet or exceed these standards. Research and development expense during the years ended December 31, 2003, 2002 and 2001 were $14,308,000, $16,016,000 and $11,318,000 respectively.

Eyewear Technology and Products

        Among the Company's most important patents are those which guard its achievements in dual-spherical lens technology and the associated optical advances, and innovations in frame design and functionality. The proprietary technologies employed in lens cutting, etching and coating, as well as the Company's significant investment in specialized equipment, are matched with exclusive formulations of production materials to achieve the superior optical quality, safety and performance of Oakley eyewear.

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

        High-performance sports application eyewear featuring Oakley's patented POLARIC ELLIPSOID™ lens geometry (M Frame®, Pro M Frame® and Zeros®) have demonstrated superior optical clarity when compared to similar products of principal competitors. Developed specifically for toroidal lenses (which use different measurements for top-to-bottom vs. side-to-side curvature), this proprietary geometry allows the Company to produce single-lens sports shields that provide enhanced coverage and protection while reducing distortion at all angles of vision. Although the Company's patent relating to this proprietary geometry will expire in 2004, the expiration of this patent is not expected to have a material impact on the Company. See "Intellectual Property" below.

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

        In 1999 the Company introduced a polarized lens choice for consumers. Unlike most polarized lenses, which stack multiple layers together using adhesive which compromises optical clarity, durability and lens integrity, Oakley uses a patented lens technology to maintain precision optics by molecular fusing of the polarized filter between thin Plutonite® surfaces. Oakley then injection molds liquid Plutonite® onto the filter to create a true polarized lens with patented XYZ Optics® and superior optical clarity.

        The Company continues to raise the bar of performance with innovative engineering in frame design. A proprietary three-point fit serves to retain optical alignment while eliminating the discomfort of ordinary frames that mount with unbalanced pressure points. The Wire® frames are rendered from C-5—a durable, lightweight alloy of five metallic compounds. O Matter® frames are composed of a lightweight synthetic that retains durability while allowing critical flex. As the only 3-D sculptured, hypoallergenic, all-metal frames on earth, X Metal® is a family of eyewear named for a proprietary metal blend that exhibits an extraordinary strength-to-weight ratio. X Metal® frames are produced with a unique metallurgical process and are designed to utilize breakthroughs in architectural mechanics that allow the consumer to tailor the fit.

        Gross sunglass sales for 2003 were $310.4 million. Retail pricing for the Company's O Matter® sunglass ranged from $55 to $240; the Wire® styles ranged from $120 to $315; the Magnesium™ styles ranged from $215 to $235 and the X-Metal® styles ranged in retail price from $275 to $400.

Prescription Eyewear Technology and Products

        In March 2001, the Company released its first line of ophthalmic-specific frames and currently has a comprehensive prescription program encompassing both ophthalmic frames and corrective lenses. The ophthalmic specific frame collection is a combination of sculpture, fit and function. There are several shapes and sizes for the consumer to choose from and a variety of materials used—Magnesium™, C-5, X Metal® and Rx O Matter®. As part of the Company's Plutonite® prescription lens offering, the Company sells a single lens product that is ideally suited for the sports enthusiast. The Rx M Frame® utilizes a proprietary technology that enables the wearer to have the ultimate protection and widest range of visual acuity. To complement the single lens product, the Company also offers a dual lens program that is an ideal choice for the consumer who is interested in a more traditional eyewear frame or one of Oakley's many high-wrap sunglass frames. Oakley Plutonite® prescription lenses are surfaced and finished in the Company's prescription lens processing labs in the United States and Ireland. This control over the lens processing operation allows the Company to control the quality of the lens and process it within tolerances that exceed industry standards.

        The Company's sunglass and clear prescription lenses are offered for any prescription ready or sunglass frame that eye care professionals have on display in their stores. The lenses are not limited to use with Oakley prescription ready and Oakley sunglass frames. The Company offers 19 colors from which the consumer may choose, including polarized, Iridium® and clear options. Single vision and progressive lens designs are also offered. Prescription eyewear gross sales were $42.7 million for 2003.

Approximately 78 percent of the company's prescription eyewear sales were generated by the prescription eyewear frame line, which now consists of 23 styles with retail prices ranging from $120-$295. The company's prescription lenses accounted for the remaining 22 percent of prescription eyewear sales with retail prices ranging from $120-$380.

Apparel Technology and Products

        Addressing the apparel needs of men and women, the Company has invested in a world-class lab that allows for 100% in-house testing during research and development of garment products. Digital technologies allow the Company to design and create in three dimensions. All pieces are engineered to fit the body as contoured spatial forms—not flat cutouts—so articulation and fit can be optimized. The Company utilizes core technologies to build technical apparel for professional competition, and thereby achieves crossover into technical lifestyle. Innovations that enhance product durability, performance and comfort for professional athletes are then made available to the general public.

        The Company released 535 apparel styles and accessories during 2003. Spring apparel releases for 2003, totaling 223 new styles, included an introduction of Oakley denim for men and the launch of board shorts for women. Fall 2003 apparel releases totaled 312 new styles, which included an increased focus in technical outerwear with 46 new designs. The Company's key styles incorporated AirVantage technology, a self regulating insulation system invented by Gore. The Company expanded its lifestyle product line and its women's product line. The women's line totaled 116 pieces and men's totaled 196 pieces. Categories include: golf, mountain bike, surf, lifestyle, lifestyle athletic, fleece and tees.

        Gross sales of apparel and apparel accessories were $76.0 million for the full year, with the largest components being fleece, lifestyle and outerwear products, together with substantial sales of the company's accessories line.

Footwear Technology and Products

        With continued advancement in the design and manufacturing of footwear, the Company is utilizing proprietary Net Shape™ technology to create shoes with superior fit throughout the full range of motion. Instead of creating parts separately and forcing their consolidation, true unibody construction is achieved with CAD/CAM engineering, allowing components to form an integrated system. A design change in any part of the shoe is seamlessly integrated into other components and finalized data is passed directly to production equipment. This translates to improved functionality and comfort, as well as enhanced durability by preventing weaknesses that could result from misaligned or mismatched components.

        Twenty-one new footwear styles were released in the year 2003. Introductions included the Elite Special Forces Standard Issue Assault Boot/Shoe, part of the Company's military/industrial product line, three new sandal lines, four new golf shoes and twelve new lifestyle shoes.

        Footwear gross sales were $36.5 million for the full year, with product retail prices ranging from $50-$400.

Wristwatch Technology and Products

        The Company offers a comprehensive line of premium wristwatches. The range of performance accuracy extends to the level of six-jewel high precision Swiss movement. The Company currently produces self-powering wristwatches, true analog quartz systems and a precision analog chronograph. In 2003, the Company terminated further development of digital watch models to focus on analog watch products allowing for more sculpture and styling to be designed into the watches.

        Watch gross sales were $9.9 million for the full year as the Company realigned its product development and sales efforts to focus on premium analog watch designs and distribution. The

Company achieved strong sales of the new GMT watch introduced in the second half of 2003 and continued strength of the Detonator®, Crush™ 2.0 and Crush™ 2.5 analog product lines. Retail pricing for the Company's watch products ranged from $120-$1,500.

Goggle Technology and Products

        The culmination of more than 20 years in the goggle business has resulted in what the Company believes to be the world's most optically correct goggles for motocross, mountain bike, snow and water recreation. Available in a number of styles, the Company's goggles include features such as scratch-resistant Lexan lenses, conical frames and multi-layered face foams. Updated in 2000, the Company's MX O Frame® continues to improve upon its championship legacy in motocross. The A Frame® was the world's first optically correct dual-lens snow goggle and is engineered to optimize protection, as well as the clarity and range of peripheral and downward vision. A triple layer of face foam insulates and cushions the contact surface for the ultimate in thermal shielding and comfort. In 2002, the Company introduced the Wisdom™ goggle, featuring increased lens sizing for greater visual range and interchangeable strap connections to accommodate helmets.

        The Company's goggle products as of December 31, 2003 target snow, motocross and water sports with retail prices ranging from $30-$140. Goggle gross sales were $36.2 million for the full year, driven by continued momentum of the Wisdom™ snow goggle line and increased military sales.

Face Shields and Hockey Gloves

        In June 1997, Oakley acquired One Xcel, Inc., a company that designed what the Company believed to be the only optically correct protective face shield available for use with hockey and football helmets. In 2001, the Company discontinued the One Xcel brand name for football shields and began marketing those products under the Oakley name. The Company transitioned its hockey shield products to the Oakley name in 2002 and also began marketing hockey gloves featuring the Oakley logo. Oakley continues to maintain a licensing relationship with the National Hockey League (NHL) for both of these product lines.

Product Line and Brand Extension

        Oakley intends to introduce product line extensions and new product lines in the future and develop innovations targeted to attract additional consumers to its global brand. To take advantage of unique opportunities, the Company may, from time to time, manufacture private-label or other sunglasses for other companies. The Company may also market and sell sunglasses under brand names other than "Oakley." The Company may also consider acquisition opportunities that will enhance or complement the brand or add breadth to Oakley's product offerings. In addition, the Company has licensed, and may determine to further license, its intellectual property rights to others in optical or other industries.

Manufacturing

        The Company's headquarters and principal manufacturing facility is located in Foothill Ranch, Orange County, California, where it assembles and produces most of its eyewear products. The Company uses state of the art manufacturing practices, such as cellular eyewear production, which allow for quick response to customer demand. The Company owns, operates and maintains most of the equipment used in manufacturing its eyewear products. In-house production can contribute significantly to gross profit margins and offers protection against piracy. It further enables the Company to produce products in accordance with its strict quality-control standards. Components and processes that are unlikely to add significant value are contracted to outside vendors. The Company utilizes third party manufacturers to produce its internally designed footwear, apparel, timepieces and certain goggles.

        Much of the equipment used in the manufacture of Oakley products has been specially designed and adapted for the processes used by the Company. By manufacturing its own products, the Company has the opportunity to experiment with new materials and technologies which can lead to important discoveries, such as its patented Iridium® coating technology (which the Company believes is one of the most sophisticated coating processes in the industry). Proprietary manufacturing equipment and methodologies are protected by special security measures employed at the Company's manufacturing facilities. The Company has a second manufacturing facility located in Dayton, Nevada, where it produces all of its X-Metal® eyewear products.

        In January 2001, the Company began surfacing prescription lenses at the Foothill Ranch, California facility with a prescription lens lab designed to achieve quick turnarounds, better quality control and higher optical standards. In June 2002, a second prescription lens manufacturing facility was opened in Ireland, which provides prescription lenses to Europe.

        The Company has built strong relationships with its major suppliers. With most suppliers, it maintains agreements that prohibit disclosure of any of the Company's proprietary information or technology to third parties. Although the Company relies on outside suppliers for most of the specific molded components of its glasses, goggles, timepieces and footwear, the Company retains substantial ownership of all molds used in the production of the components. The Company believes that most components can be obtained from one or more alternative sources within a relatively short period of time. In addition, to further mitigate risk, the Company has developed an in-house injection molding capability for sunglass frames.

        The Company relies on individual sources for the supply of several components, including the uncoated lens blanks from which virtually all of the Company's lenses are cut. In the event of the loss of the source for lens blanks, the Company has identified alternate sources that may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply for lens blanks can be located or developed in a timely manner.

        In March 1997, the Company entered into a reciprocal exclusive dealing agreement with Gentex, its lens blank supplier, under which Oakley has the exclusive right to purchase, from such supplier, decentered sunglass lenses and a scratch-resistant coating developed for use with such lenses. In return, Oakley has agreed to purchase all of its decentered lens requirements, subject to certain exceptions, from such supplier. This agreement has been renewed and continues in force through March 2006. The Company's business interruption policy reimburses the Company for certain losses incurred by the Company as a result of an interruption in the supply of raw materials, including uncoated lens blanks, resulting from direct physical loss or damage to a supplier's premises. Subject to certain exceptions, the amount of coverage available for each affected supplier ranges from $3 million to $20 million. However, there can be no assurance that such policy will be sufficient to compensate the Company for all losses resulting from an interruption in the supply of raw materials.

Distribution

        The Company sells Oakley eyewear in the United States through a carefully selected account base that fluctuates between 8,400 and 9,200 accounts, and 14,500 to 15,600 doors, depending on the seasonality of the Company's summer and winter products. The store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow and golf shops, and motorcycle, athletic footwear and sporting goods stores and department stores. Unlike many of its competitors, the Company has elected not to sell its current season products through discount stores, drug stores or traditional mail-order companies.

        The Company's products are currently sold in over 100 countries outside the United States. In most of continental Europe, marketing and distribution are handled directly by the Company's subsidiary Oakley Europe, located in Paris, France, which is staffed by approximately 211 employees who perform sales, sports marketing, advertising, customer service, shipping and accounting functions. Since 1995, the Company has been selling Oakley products to Mexico and Central America on a direct basis through its subsidiary Oakley Mexico. In 1996, the Company acquired its exclusive distributor in the United Kingdom ("Oakley UK") and established an office in South Africa ("Oakley Africa") and began selling to those markets on a direct basis in the fourth quarter of 1996. In May 1997, the Company began selling to Japan ("Oakley Japan") on a direct basis through its own operation. In April 1998, the Company acquired the Oakley division of its exclusive Canadian distributor, enabling the Company to market and sell its products on a direct basis in Canada. In November 1999, the Company acquired its exclusive Australian distributor and thereby assumed direct responsibility for distribution of Oakley products in that market and in New Zealand. In June 2000, the Company assumed direct responsibility for distribution of Oakley products in the Austrian market and opened a new office known as Oakley GmbH in Munich, Germany to serve the German marketplace. In February 2002, the Company established an office in Brazil and began shipping products to retailers there in the third quarter of 2002.

        In those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company's products either exclusively or with complementary products. They agree to respect the marketing philosophy and practices of the Company and to receive extensive training regarding such philosophies and practices. For information regarding the Company's operations by geographic region, see Note 13 in Notes to Consolidated Financial Statements.

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

        In August 2001, the Company established the Oakley Premium Dealer program to identify and reward retailers that demonstrate superior support of the Oakley brand by, among other things, consistently maintaining a broad assortment of products and quickly embracing the Company's latest innovations. Retailers earning the Oakley Premium Dealer designation are eligible for cooperative marketing and advertising support, exclusive products, dealer locator prioritization on Oakley's website and favorable tagging in Oakley's annual print and outdoor advertising campaigns.

        At December 31, 2003, the Company operated 86 department store concept shops throughout the country at retailers Dillards, Parisian, Macy's East, Macy's West, Marshall Fields and Carsons Pirie Scott. In addition to these locations, the company sells its footwear through Nordstrom and select Saks Fifth Avenue locations.

Advertising and Promotion

        Oakley retains significant control over its promotional and advertising programs and believes it is able to deliver a more targeted consistent and well-recognized advertising message at substantial cost savings compared to complete reliance on outside agencies. The Company's print advertising consists of lifestyle, technical and athlete association campaigns highlighting its products.

        While the Company uses traditional marketing methods in some instances, it attributes much of its success to the use of less conventional methods, including sports marketing, grassroots sports events, targeted product allocation and in-store display aids. The Company has used sports marketing extensively to achieve consistent, authentic exposure that equates to strong brand recognition on a global level. Oakley utilizes the exposure generated by its athletes as an "editorial" endorsement of product performance and style, as opposed to a commercial endorsement.

        The sports marketing division consists of 23 sports marketing managers domestically, with an additional 30 managers positioned in direct offices and with distributors internationally. These experts specialize in multiple sport and entertainment market segments and niches. The mission of the Company's sports marketing experts is to identify and develop relationships with top athletes and opinion leaders in the sports and entertainment industry, negotiate their endorsement agreements and help them serve as ambassadors by educating them on the performance functions and benefits of Oakley products. This strategy has proven to gain editorial exposure that ultimately brings awareness and authenticity to the brand. The diverse knowledge of Oakley's sports marketing experts earns the respect of pro athletes especially in youth lifestyle sports such as surf, skate, motocross and snowboard, yet continues to successfully maintain leadership in more mainstream sports such as golf.

        Another level of marketing is brand marketing. The Company will continue to support its products through targeted consumer efforts. Advertising will be leveraged to drive eyewear, footwear, apparel and watch sales and will be used to introduce consumers to the Company's other product categories. The 2004 campaign will include an integration of print media, outdoor media, in-mall billboards and point-of-sale displays.

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

Retail Operations

        At December 31, 2003, the Company operated 20 Oakley retail stores under the O Store name that offer a full range of Oakley products and feature marketing enhancements to support the brand. In addition to these full priced retail venues, the Company operated seven Oakley Vaults®, the Company's outlet store concept, featuring discontinued and excess seasonal merchandise in addition to newer products priced at full retail. The Company's retail stores comprise high profile locations positioned in some of the top malls throughout the country. The current roster includes stores located in the states of Florida, Texas, Colorado, California, Arizona, North Carolina, Hawaii, Minnesota, Nevada, Illinois and Virginia. The average size of each store is approximately 2,700 square feet. The Company prides itself on educating the retail staff with extensive product and sales knowledge that marries the quality of its inventions. For 2004, the Company intends to open a comparable number of stores that were opened in 2003.

        On October 31, 2001, the Company completed the acquisition of Iacon, Inc. ("Iacon"), a sunglass retailing chain headquartered in Scottsdale, Arizona. Iacon operates a chain of mall-based sunglass specialty stores, using four separate retail concepts, under the names Sunglass Designs, Sporting Eyes, Occhiali da Sole and Oakley Icon located throughout the United States, with a concentration primarily in the sunbelt regions. Oakley is the leading brand sold in these multi-brand specialty sunglass boutiques. As of December 31, 2003, Iacon had 76 retail stores. The Company intends to expand these retail concepts across the United States.

        In December 2003, the Company opened its first licensed O Store®,located in Santiago Chile, making it the sixth international Oakley retail location. In addition to this latest store opening, Oakley currently operates, through its South Pacific subsidiary, an O Store® in Torquay, Australia opened in November 2001 near the company's headquarters there; two Oakley Vaults® that opened under licensing agreements in March 2002 in Portsmouth and in April 2003 in York, United Kingdom; an Oakley Vault® that opened in December 2003 under license in Calais, France; and an Oakley Vault® opened in April 2002 that is operated by Oakley's South African subsidiary and is located near the company's South African headquarters there in Port Elizabeth, South Africa.

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

        The Company's corporate Web site (www.oakley.com) is fully E-commerce capable. The site features a broad selection of Oakley eyewear, footwear, apparel, accessories and watches for delivery to U.S. and Canadian customers. The site also features a prominent dealer-locator function, including mapping, that directs consumers to local retailers and highlights Oakley Premium Dealers that showcase the widest selection of Oakley products.

        The Company generated approximately $11.5 million of direct internet gross sales and associated telesales in 2003, an increase of $1.9 million, or 19.8 percent, over 2002.

        The Company has implemented SAP's order processing, manufacturing, inventory management, distribution and finance modules in its key worldwide locations in the United States and most major international offices. This has created an efficient, streamlined supply-chain process capable of providing same-day or next-day shipping of in-stock orders.

Principal Customers

        During 2003, net sales to the Company's largest ten customers, which included three international distributors, accounted for approximately 17.6% of the Company's total net sales. Net sales to one customer, Luxottica Group S.p.A. and its affiliates ("Luxottica")—owner of Sunglass Hut International, the largest sunglass specialty retailer in the world (referred to herein as "Sunglass Hut" or "Watch Station")—accounted for 9.0% of the Company's 2003 net sales.

        Luxottica acquired Sunglass Hut in April 2001 and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica. In September 2003,

Luxottica completed the acquisition of all the shares of Australian eyewear retailer OPSM Group Ltd ("OPSM"). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company's products. For 2003, the Company's net sales to OPSM prior to the acquisition were approximately AUD $1.1 million (or approximately $0.7 million in U.S. dollars based on the average exchange rate for 2003). For 2002, the Company's net sales to OPSM were approximately AUD $2.8 million (or approximately $1.5 million in U.S. dollars based on the average exchange rate for 2002). These sales exclude a limited amount of sales generated through the Company's international distributors. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand ("SSNZ"), the Company's largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations which offer some of the Company's products. In January 2004, Luxottica entered into a definitive merger agreement with Cole National Corporation ("Cole"), one of the largest optical retailers and largest chain providers of managed vision care services worldwide. This merger is expected to close in the second half of 2004 pending the approval of Cole's stockholders and its compliance with applicable antitrust requirements. The Company currently sells to a small portion of Cole's retail locations and sales to the customer have been immaterial. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company's financial position or results of operations.

Intellectual Property

        The Company aggressively asserts its rights under patent, trade secret, unfair competition, trademark and copyright laws to protect its intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and where appropriate, litigation against those who are, in the Company's opinion, infringing these rights. The Company has filed suit against a number of its competitors to enforce certain of the Company's patents and trademarks. While there are no guarantees in a litigation setting, the Company's legal team aggressively seeks to protect the Company's patents and trademarks in an attempt to fully protect the Company's proprietary information and technologies. The Company intends to continue asserting its intellectual property rights against infringers. The Company has developed a reputation in the sunglass industry as a vigorous defender of its intellectual property rights; this reputation acts as a deterrent against the introduction of potentially infringing products by its competitors and others.

        The following table reflects data as of December 31, 2003 concerning the Company's intellectual property:

	Number of Utility/Design Patents		Number of Trademarks
	Issued	Pending	Issued	Pending
United States	172	20	144	30
International	373	109	832	210

        Over the next four years, 23 U.S. patents and 47 international patents that the Company currently holds will expire, including the Company's Toroidal Lens (POLARIC ELLIPSOID™) patent. Although the Company may continue to use the technology underlying some of these patents, the expiration of these patents is not expected to have a material impact on the Company for a variety of reasons, including that many of the patents relate to the design or production of products that are either no longer produced by the Company or do not represent a significant portion of the Company's revenues. In the case of the Toroidal Lens (POLARIC ELLIPSOID™) patent, advancements in optical properties arising from the Company's XYZ Optics® patents, the Company's dominant position in the sports eyewear segment and the adoption of alternative lens geometries by the Company's competitors reduce the likelihood of any negative financial consequences from the expiration of this patent. In addition, the Company utilizes other proprietary technologies and precision manufacturing processes in the production of its products which also reduce the risks associated with the expiration of the Company's patents. The remainder of the Company's patents will expire on dates from 2008 and after.

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

Competition

        The Company is a leading designer, manufacturer and distributor of eyewear in the sports segment of the nonprescription eyewear market. Within this segment, the Company competes with mostly smaller sunglass and goggle companies in various niches of the sports market and a limited number of larger competitors, some of whom have greater financial and other resources than the Company. Some of these niche markets are susceptible to rapid changes in consumer preferences, which could affect acceptance of the Company's products. Oakley believes the vigorous protection of its intellectual property rights has limited the ability of others to compete in this segment. Accordingly, the Company believes that it is the established leader in this segment of the market, although several companies, including Luxottica, Marchon, Safilo and various smaller niche brands, compete with the Company for shelf space.

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

        Within the athletic footwear market, the Company competes with large, established brands such as Nike, FootJoy, Reebok, Adidas and Timberland, among others which have greater financial and other resources than the Company. In addition to these dominant brands, the Company also competes with smaller niche brands, such as Vans, Reef and Teva, among others. The Company's technical apparel outerwear competes primarily with Burton, North Face, Columbia Sportswear and Patagonia. The Company's sports and lifestyle apparel competes primarily with Nike, Quiksilver, Billabong, Ashworth and various smaller niche brands.

        The Company's luxury timepiece products compete in the upper-middle and luxury segments of the watch market (respectively categorized by the retail price points $300-$900 and $1,000 plus) which is dominated by established Swiss brands, including Rolex, Breitling, Omega, TAG-Heuer, Movado, Rado and Hamilton. The Company's performance watches compete in the middle segment of the watch market which is characterized by sports watches from Nike, Adidas, Timex and Casio. In addition, the Company's performance watches compete with other fashion brands from the Swatch Group, Swiss Army and Fossil with retail price points of $50-$299.

Domestic and Foreign Operations

        See Note 13 in Notes to the Consolidated Financial Statements for discussion regarding domestic and foreign operations.

Employees

        The Company believes that its employees are among its most valuable resources and have been a key factor in the success of Oakley's products. As of December 31, 2003, the total count of worldwide full-time regular employees was 2,456. In addition, the Company may utilize as many as 500 temporary personnel from time to time, especially during peak summer months.

        The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has never experienced a work stoppage.

Item 2. Properties

        The Company's principal corporate and manufacturing facility is located in Foothill Ranch, Orange County, California. The facility, which is owned by the Company, is approximately 500,000 square feet, with potential to expand into an additional 100,000 square feet. In June 1996, the Company purchased a facility in Nevada of approximately 63,000 square feet for the production of its X Metal® eyewear. In addition, the Company leases office and warehouse space as necessary to support its operations worldwide, including offices in the United Kingdom, Germany, France, Italy, Australia, South Africa, Japan, Canada, New Zealand, Brazil and the state of Washington. The Company owns a business office and warehouse of approximately 18,000 square feet in Mexico City for its operations in Mexico and Central America. The facility was first occupied in late 1998. Since late 2000, the Company has leased approximately 150,000 square feet of space in Ontario, California to support the expanding distribution needs of its footwear and apparel lines. The new facility began shipping the Company's spring footwear and apparel lines to retailers in early 2001. In June 2002, a third manufacturing facility which provides prescription lenses to Europe was opened in Ireland. In 2003, the Company established a centralized footwear and apparel third-party warehouse arrangement in the Netherlands. The Company believes its current and planned facilities are adequate to carry on its business as currently contemplated.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        The Company's common stock, par value $.01 per share ("Common Stock"), began trading on the New York Stock Exchange on August 10, 1995 upon completion of the Company's initial public offering (trading symbol "OO"). As of March 8, 2004, the closing sales price for the Common Stock was $15.45. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 2003 and 2002 on the New York Stock Exchange Composite Tape:

	High	Low
2003
First Quarter	$10.62	$7.37
Second Quarter	$12.13	$7.81
Third Quarter	$12.28	$10.00
Fourth Quarter	$14.10	$10.11
2002
First Quarter	$18.95	$14.32
Second Quarter	$19.99	$17.10
Third Quarter	$16.57	$9.70
Fourth Quarter	$13.93	$9.13

        The number of shareholders of record of the Company's Common Stock on March 8, 2004 was 501.

Dividend Policy

        On August 12, 2003, the Company's Board of Directors announced the initiation of an annual dividend policy and declared an initial annual cash dividend of $0.14 per share. This dividend, totaling $9.5 million, was paid on October 31, 2003 to shareholders of record as of the close of business on October 15, 2003. Any future dividends are at the discretion, and subject to the approval, of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

        Securities authorized for issuance under the Company's equity compensation plans are as follows:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,808,020	$12.14	2,095,398
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 6. Selected Financial Data

        The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto. See Index to Consolidated Financial Statements and Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations. The income statement data and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated income statements for the fiscal years ended December 31, 2003, 2002 and 2001 and consolidated balance sheets as of December 31, 2003 and 2002 included herein have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report included elsewhere herein. The selected income statement data set forth herein are for informational purposes only and may not necessarily be indicative of the Company's future results of operations.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except share and per share data)
Income Statement Data:
Net sales	$521,549	$489,552	$429,267	$363,474	$257,872
Cost of goods sold	226,846	211,962	174,332	138,408	109,338

Gross profit	294,703	277,590	254,935	225,066	148,534
Operating expenses:
Research and development	14,308	16,016	11,318	7,894	6,304
Selling	142,365	126,995	108,948	90,291	72,184
Shipping and warehousing	19,077	18,083	16,997	10,005	6,592
General and administrative	58,918	52,335	43,606	35,612	30,977

Total operating expenses	234,668	213,429	180,869	143,802	116,057
Operating income	60,035	64,161	74,066	81,264	32,477
Interest expense, net	1,272	1,643	3,108	2,723	1,951

Income before provision for income taxes	58,763	62,518	70,958	78,541	30,526
Provision for income taxes	20,567	21,881	20,587	27,489	10,684

Net income	$38,196	$40,637	$50,371	$51,052	$19,842

Basic net income per share	$0.56	$0.59	$0.73	$0.74	$0.28

Basic weighted average common shares	68,006,000	68,732,000	68,856,000	69,041,000	70,660,000

Diluted net income per share	$0.56	$0.59	$0.72	$0.73	$0.28

Diluted weighted average common shares	68,282,000	69,333,000	69,751,000	69,709,000	70,662,000

Dividend per share	$0.14	$—	$—	$—	$—

	At December31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$154,532	$129,008	$106,318	$84,176	$59,247
Total assets	434,884	383,950	362,780	302,986	239,350
Total debt	28,700	30,757	59,042	35,746	25,060
Shareholders' equity	326,604	293,831	260,710	208,173	177,837

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of accounts which fluctuates between 8,400 and 9,200 with approximately 14,500 to 15,600 locations depending on seasonality of summer and winter products. The store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow and golf shops, and motorcycle, athletic footwear and sporting goods stores and limited department store distribution. The Company also operates 27 Oakley retail stores in the United States that offer a full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 76 sunglass specialty retail stores at December 31, 2003.

        Internationally, the Company sells its products in over 100 countries outside the United States, with direct offices in France, Germany, United Kingdom, Italy, Japan, Mexico, South Africa, Canada, Australia, New Zealand and Brazil. In those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company's products either exclusively or with complementary products and agree to respect the marketing philosophy and practices of the Company. Sales to the Company's distributors are denominated in U.S. dollars. The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. The Company and its subsidiaries use foreign exchange contracts in the form of forward contracts to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates.

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

Accounts Receivable

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by the Company's review of their current credit information. The Company regularly monitors its customer collections and payments and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same credit loss rates that have been experienced in the past.

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

Long-Lived Assets

        In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. Numerous factors, including changes in the Company's business, industry segment or the global economy could significantly impact management's decision to retain, dispose of or idle certain of its long-lived assets.

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

Insurance Coverage

        The Company is partially self-insured for its workers' compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $1,368,000. The Company records a liability for the estimated cost of claims both reported and incurred but not reported based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

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

Vulnerability Due to Customer Concentrations

        Net sales to the retail group of Luxottica S.p.A ("Luxottica"), which include Sunglass Hut locations worldwide, were approximately 9.0%, 12.2% and 12.0% of the Company's net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Luxottica is also one of the Company's largest competitors in the sunglass and optical frame markets. Luxottica acquired Sunglass Hut in April 2001 and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica. In September 2003, Luxottica completed the acquisition of all the shares of Australian eyewear retailer OPSM Group Ltd ("OPSM"). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company's products. For 2003, the Company's net sales to OPSM prior to the acquisition were approximately AUD $1.1 million (or approximately $0.7 million in U.S. dollars based on the average exchange rate for 2003). For 2002, the Company's net sales to OPSM were approximately AUD $2.8 million (or approximately $1.5 million in U.S. dollars based on the average exchange rate for 2002). These sales exclude a limited amount of sales generated through the Company's international distributors. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand ("SSNZ"), the Company's largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations which offer some of the Company's products. In January 2004, Luxottica entered into a definitive merger agreement with Cole National Corporation ("Cole"), one of the largest optical retailers and largest chain providers of managed vision care services worldwide. This merger is expected to close in the second half of 2004 pending the approval of Cole's stockholders and its compliance with applicable antitrust requirements. The Company currently sells to a small portion of Cole's retail locations and sales to this customer have been immaterial. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company's financial position or results of operations.

Commitments and Contingencies

        The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company's products. Minimum future payments under these leases and endorsement contracts are identified in Note 9 in Notes to Consolidated Financial Statements.

Restructure Charge

        A restructure charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) was recorded during the fourth quarter of fiscal 2002 to restructure (the "Restructuring Plan") the Company's European operations with significant changes to the regional sales and distribution organization. Pursuant to an approval of the Company's Board of Directors in December 2002, relationships with several outside sales agents have been modified or terminated, and changes have been implemented to rationalize other warehousing and distribution functions within the European markets. During 2003, the Company paid or settled almost all of the expenses associated with the Restructuring Plan. As of December 31, 2003, the Company had finalized all the restructuring charges and management believes the amount originally recorded will be sufficient to cover any remaining restructure liabilities. See Note 14 in Notes to Consolidated Financial Statements.

        This charge is included in selling and shipping and warehousing expenses and is comprised of the following components:

	Accrued restructure liability balance at Dec. 31, 2002	Amounts paid	Changes due to foreign exchange rates and adjustments	Balance as of Dec. 31, 2003
Termination and modification of sales agent contracts and employee contracts	$2,249	$(1,960)	$(31)	$258
Rationalization of warehousing and distribution	539	(864)	325	—

	$2,788	$(2,824)	$294	$258

Results of Operations

        The following tables set forth operating results in dollars and as a percentage of net sales for the periods indicated.

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Net sales	$521,549	$489,552	$429,267
Cost of goods sold	226,846	211,962	174,332

Gross profit	294,703	277,590	254,935
Operating expenses:
Research and development	14,308	16,016	11,318
Selling	142,365	126,995	108,948
Shipping and warehousing	19,077	18,083	16,997
General and administrative	58,918	52,335	43,606

Total operating expenses	234,668	213,429	180,869

Operating income	60,035	64,161	74,066
Interest expense, net	1,272	1,643	3,108

Income before provision for income taxes	58,763	62,518	70,958
Provision for income taxes	20,567	21,881	20,587

Net income	$38,196	$40,637	$50,371

	Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	43.5	43.3	40.6

Gross profit	56.5	56.7	59.4
Operating expenses:
Research and development	2.7	3.3	2.5
Selling	27.3	25.9	25.4
Shipping and warehousing	3.7	3.7	4.0
General and administrative	11.3	10.7	10.2

Total operating expenses	45.0	43.6	42.1

Operating income	11.5	13.1	17.3
Interest expense, net	0.2	0.3	0.8

Income before provision for income taxes	11.3	12.8	16.5
Provision for income taxes	4.0	4.5	4.8

Net income	7.3%	8.3%	11.7%

        The Company's gross sunglass sales, before discounts and defective returns, were $310.4 million, $330.2 million and $301.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Sunglass unit sales were 4,199,916; 4,707,822; and 4,721,387 for the years ended December 31, 2003, 2002 and 2001, respectively.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales

        Net sales increased to $521.5 million for the year ended December 31, 2003 from $489.6 million for the year ended December 31, 2002, an increase of $31.9 million, or 6.5%. Gross sales were $560.6 million in 2003 compared to $528.8 million for 2002. Gross sunglass sales decreased $19.8 million to $310.4 million for the year ended December 31, 2003 compared to $330.2 million for the year ended December 31, 2002. Sunglass unit shipments declined 10.8% due to a number of adverse factors including weak consumer spending related in part to the events in Iraq during the first part of the year, a reduction in sales contribution from new sunglass introductions, wet weather patterns in key markets during the peak sunglass selling season and competitive pressures from strong fashion brands in the southern European markets. The decrease in sunglass unit shipments was partially offset by a 5.4% increase in average selling price primarily as a result of favorable foreign exchange rates and a greater contribution from the Company's retail store operations. The Company experienced declines in sales of more mature products, which were partially offset by increased sales from the Half Jacket™, Half Wire™ and Splice®, introduced in 2002, as well as sales of the Company's new 2003 sunglass styles including the Valve™, Big Square Wire®, Monster Dog™ and Teaspoon™. In addition, the Company experienced increased sales of the Company's polarized styles for 2003. Gross sales from the Company's newer product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 23.5%, or $31.4 million, to $165.1 million for 2003 from $133.7 million for 2002. As a percentage of gross sales, these new product categories accounted for 29.5% of total gross sales for 2003 compared to 25.3% for 2002. The strongest results were from the apparel and prescription eyewear categories where strong line introductions drove sales increases. Gross sales of the Company's goggles increased 30.2%, driven by the success of Wisdom™, the Company's most advanced snow goggle, introduced in the fourth quarter of 2002. While gross sales of the Company's footwear increased 17.0%, or $5.3 million, to $36.5 million for 2003 from $31.2 million for 2002, the Company experienced poor sell-through of its fall line of footwear products which the Company believes could have an adverse effect on its 2004 footwear business. Management believes these sales increases are a result of its expanded product lines, expanded distribution and retail initiatives, including its greater dealer base and increasing consumer acceptance of the Company's newer categories.

        The Company's U.S. net sales, excluding retail store operations, decreased 7.9% for the year ended December 31, 2003 to $203.8 million from $221.4 million in 2002 as a result of a 26.2% decrease in sales to the Company's largest U.S. customer, Sunglass Hut and its affiliates, coupled with a 2.6% decrease in net sales to the Company's broad specialty store account base and other domestic sales. Sales to Sunglass Hut decreased $13.2 million to $37.1 million for the year ended December 31, 2003 from $50.3 million for the year ended December 31, 2002. The decline in U.S. net sales reflects the generally depressed retail environment during the first half of 2003, which had a more pronounced effect on the Company's mature sunglass category and contributed to the decline in sunglass sales. Additionally, unusual cooler weather conditions during the second quarter of 2003 adversely affected the Company's summer product sales, particularly sunglasses, sandals, the summer apparel line and the Company's prescription sunglasses which led to lower than expected U.S. sales. The decrease in the Company's U.S. sales was partially offset by a higher contribution from its retail store operations. In addition, the Company's U.S. net sales in 2003 benefited from strong growth in military sales and increased department store concept shop locations over 2002.

        Net sales from the Company's retail store operations increased to $53.2 million for the year ended December 31, 2003 as a result of increased store locations, compared to $32.6 million for the year ended December 31, 2002, an increase of $20.6 million, or 63.2%. During 2003, the Company opened 13 new Oakley stores and 17 Iacon stores, including the acquisition of Celebrity Eyeworks Studio located at Downtown Disney in Orlando, Florida. At December 31, 2003, the Company operated 27 Oakley stores and 76 Iacon stores.

        During the year ended December 31, 2003, the Company's international net sales increased 12.3%, or $29.0 million, to $264.5 million from $235.5 million for 2002. The weaker U.S. dollar accounted for 11.3 percentage points, or $26.5 million, of this increase. All product categories experienced growth with the largest growth occurring in apparel and prescription eyewear. Europe, Latin America, Japan, Canada and South Africa each achieved growth, partially offset by declines in the rest of Asia where concerns related to the SARS crisis affected travel and related retail businesses during the first part of 2003 and the Company's transition to new distribution adversely impacted sales in the fourth quarter. The Company's sales in Australia declined on a constant dollar basis in the fourth quarter of 2003 and the total year. These declines were due primarily to disruptions associated with Luxottica's acquisition of OPSM in Australia along with declining market share in the surf distribution channel. In addition, the Company's 2003 European sunglass sales were impacted by competitive pressures from strong fashion brands. Latin America experienced a large decrease in net sales in the 2002 period due to delays in the transition to direct distribution in Brazil from the previous independent distributor and overall weak economic conditions in the region. Sales from the Company's direct international offices represented 87.9% of total international sales for 2003, compared to 84.9% for 2002.

Gross profit

        Gross profit increased to $294.7 million, or 56.5% of net sales, for the year ended December 31, 2003 from $277.6 million, or 56.7% of net sales, for the year ended December 31, 2002, an increase of $17.1 million, or 6.2%. The decrease in gross profit as a percent of net sales was due to lower sunglass margins due to the decline in sunglass unit volume, partially offset by the positive effects of improved footwear and apparel margins and the positive effect of a weaker U.S. dollar.

Operating expenses

        A restructure charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) was recorded during the fourth quarter of fiscal 2002 to restructure the Company's European operations with significant changes made to the regional sales and distribution organization. This charge, included in selling and shipping and warehousing expenses, was completed during the fourth quarter of 2003 with no revisions to the original charge recorded. See Note 14 in Notes to Consolidated Financial Statements. Operating expenses for the year ended December 31, 2003 increased to $234.7 million from $213.4 million for the year ended December 31, 2002, an increase of $21.3 million, or 10.0%. As a percentage of net sales, operating expenses increased to 45.0% of net sales for the year ended December 31, 2003 compared to 43.6% of net sales for 2002. Excluding the $2.8 million European restructuring charge recorded in 2002, operating expenses increased to $234.7 million, or 45.0% of net sales, for the year ended December 31, 2003 from $210.6 million, or 43.0% of net sales, for the year ended December 31, 2002, an increase of $24.1 million, or 11.4%. The increase is primarily due to higher foreign operating expenses resulting from a weaker U.S. dollar and higher selling expenses related to the Company's expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, contributed approximately $10.4 million, or 43.2%, of the increase. Operating expenses included $19.2 million of expenses for the Company's retail store operations, an increase of $6.9 million from $12.3 million for the year ended December 31, 2002. Total increase in retail store operating expenses for 2003 represented 28.6% of the increase in total operating expenses over 2002 due to the increased store locations.

        Research and development expenses decreased $1.7 million to $14.3 million, or 2.7% of net sales, for the year ended December 31, 2003, from $16.0 million, or 3.3% of net sales, for the year ended December 31, 2002, primarily due to leverage on footwear and apparel design expenses and reduced product design expenses in 2003. Selling expenses increased $15.4 million to $142.4 million, or 27.3% of net sales, for the year ended December 31, 2003 from $127.0 million, or 25.9% of net sales, for the year ended December 31, 2002. Excluding $2.3 million relating to the European restructuring charge, selling expenses were $142.4 million for the year ended December 31, 2003, compared to $124.7 million for the year ended December 31, 2002, an increase of $17.7 million. This increase was a result of increased retail selling expenses, including sales personnel expenses, displays and display depreciation, sports marketing, sales promotion and sales commissions. As a percentage of net sales, selling expenses excluding the restructure charge was 27.3% in 2003 compared to 25.5% for 2002. Shipping and warehousing expenses as a percentage of net sales remained at 3.7% of net sales for the year ended December 31, 2003 and 2002. Excluding $0.5 million related to the 2002 European restructuring charge, shipping and warehousing expenses as a percentage of sales increased to 3.7% of net sales in 2003 from 3.6% of net sales in 2002 due to increased freight costs and footwear and apparel distribution costs, including the establishment of the Company's centralized European distribution facility in 2003. General and administrative expenses increased $6.6 million to $58.9 million, or 11.3% of net sales, for the year ended December 31, 2003, from $52.3 million, or 10.7% of net sales, for the year ended December 31, 2002. This increase in general and administrative expenses was principally a result of greater personnel-related costs, greater facility related costs, such as property taxes and insurance, depreciation, professional fees associated with tax audit support and the Company's Sarbanes-Oxley compliance, increases in provision for non-income taxes, as well as increased general and administrative expenses for retail store operations.

Operating income

        The Company's operating income decreased to $60.0 million, or 11.5% of net sales, for the year ended December 31, 2003 from $64.2 million, or 13.1% of net sales, a decrease of $4.2 million. Excluding the European restructuring charge of $2.8 million in 2002, the Company's operating income decreased $7.0 million to $60.0 million for the year ended December 31, 2003 from $67.0 million for the year ended December 31, 2002. As a percentage of net sales, operating income, prior to the restructure charge, decreased to 11.5% for the year ended December 31, 2003 from 13.7% for the year ended December 31, 2002. For 2003, the net effect on operating income from foreign exchange was significantly positive as the beneficial effect on international sales from the weakening dollar more than offset the growth in international operating expenses and cost of goods sold items from stronger foreign currencies as well as losses on foreign exchange contracts, except in limited cases when the Company reduced pricing in foreign currencies.

Interest expense, net

        The Company had net interest expense of $1.3 million for the year ended December 31, 2003, as compared with net interest expense of $1.6 million for the year ended December 31, 2002. The decrease in interest expense is primarily due to lower interest rates during 2003 and reduced short-term borrowing balances resulting from strong operating cash flows.

Income taxes

        The Company recorded a provision for income taxes of $20.6 million for the year ended December 31, 2003, compared to $21.9 million for the year ended December 31, 2002. Excluding the tax effect of the 2002 restructuring charge, the Company's provision for income taxes was $20.6 million in 2003 compared to $22.9 million for 2002. The Company's effective tax rate for the years ended December 31, 2003 and 2002 was 35%. The Company expects its tax rate for 2004 to be 34%.

Net income

        The Company's net income decreased to $38.2 million for the year ended December 31, 2003 from $40.6 million for the year ended December 31, 2002, a decrease of $2.4 million or 5.9%. Excluding the 2002 European restructuring after-tax charge of $1.8 million, net income decreased to $38.2 million for the year ended December 31, 2003 from $42.4 million for the year ended December 31, 2002, a decrease of $4.2 million, or 9.9%.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales

        Net sales increased to $489.6 million for the year ended December 31, 2002 from $429.3 million for the year ended December 31, 2001, an increase of $60.3 million, or 14.0%. One factor contributing to the growth in net sales was a 9.5% increase in gross sunglass sales. Gross sunglass sales were $330.2 million for the year ended December 31, 2002 compared to $301.6 million for the year ended December 31, 2001. The growth in gross sunglass sales is composed of a 9.8% increase in average selling price slightly offset by a 0.3% decrease in sunglass unit volume. The increase in average selling price is attributable to the continued shift in product mix to more technical and premium-priced items, the weakening of the U.S. dollar, increasing contribution from the Company's retail stores and the impact of a $5 retail price increase in North America on most sunglasses in July 2001. Several factors contributed to the unit decline including soft consumer spending and reduced demand attributable to the weak retail environment, especially in the latter half of the year. In addition, delayed deliveries of 2002 summer sunglass introductions to retailers resulted in fewer inventory turns during the summer selling season and a reduction of the level of reorders during the holiday season. The delayed deliveries were a result of key raw material shortages caused in part by greater increases in summer demand than originally anticipated. In addition, Sunglass Hut's return as a customer negatively impacted demand from the Company's other retailers in the fourth quarter, compared to the prior year period when Sunglass Hut was not purchasing Oakley products. The increase in gross sunglass sales was driven by strong sunglass sales of the Company's newer sunglasses such as the Half Jacket, Splice, Wire Tap, and Half Wire, introduced in 2002, the Switch and E-Wire 2.1, introduced in 2001,and the Square Wire 2.0 introduced in 2000, offsetting declines in sales of more mature products. Sales of the Company's polarized styles for the year ended December 31, 2002 also contributed to the increase in gross sales with a 32.2%, or $5.8 million, increase over the year ended December 31, 2001. Gross sales from the Company's newer product categories, comprised of footwear, apparel, watches and prescription eyewear, represented 25.3% of the Company's total gross sales for 2002, compared to 22.4% in 2001. Sales from these newer product categories increased 32.7%, or $32.9 million, to $133.7 million for the year ended December 31, 2002 from $100.8 million for the year ended December 31, 2001. Apparel gross sales increased 49.3% to $56.6 million in 2002, compared with $37.9 million in 2001. Prescription eyewear revenue doubled in each of the three years prior to 2002. In 2002, prescription eyewear gross sales grew 38.5% to $34.3 million in 2002, compared to $24.7 million in 2001. Footwear gross sales grew 4.0% to $31.2 million in 2002 over $30.0 million in 2001. The growth rate for the Company's footwear business was more modest when compared to the other newer categories due to reduced orders and limited distribution for the Company's fall footwear line. Watch gross sales increased 41.5% to $11.6 million in 2002, compared to $8.2 million in 2001. Management believes these increases are a result of its expanded product lines, expanded distribution and retail initiatives, including its greater dealer base, and increasing consumer acceptance of the Company's newer categories.

        The Company's total U.S. net sales increased 19.2% for the year ended December 31, 2002 to $254.0 million from $213.2 million in 2001. Excluding the Company's retail store operations, U.S. net sales increased 8.4% to $221.4 million in the year ended December 31, 2002 from $204.3 million in 2001, as a result of a 15.4% increase in sales to the Company's largest U.S. customer, Sunglass Hut and its affiliates, coupled with a 6.5% increase in net sales to the Company's broad specialty store account base and other domestic sales. Sales to Sunglass Hut increased $6.7 million to $50.3 million for the year ended December 31, 2002 from $43.6 million for the year ended December 31, 2001. In April 2001, Luxottica, one of the Company's largest competitors, acquired Sunglass Hut, and implemented changes which adversely affected the Company's net sales to Sunglass Hut in the latter half of 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies.

        Net sales from the Company's retail store operations, including Iacon acquired on October 31, 2001, were $32.6 million for the year ended December 31, 2002, up from $8.9 million for the year ended December 31, 2001, an increase of $23.7 million. During the year ended December 31, 2002, the Company added 21 new Iacon stores, bringing the total stores to 64 at December 31, 2002, and eight new Oakley stores, bringing the total to 14. Retail sales represented 6.7% of total net sales for 2002.

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

Operating expenses

        In December 2002, the Company announced plans to restructure its European operations with significant changes to the regional sales and distribution organization. As part of this plan, relationships with several outside sales agents have been modified or terminated, and changes are being implemented to rationalize other warehousing and distribution functions within the European markets which resulted in a $2.8 million pre-tax charge to selling and shipping and warehousing expenses. See Note 14 in Notes to Consolidated Financial Statements. Operating expenses for the year ended December 31, 2002 increased to $213.4 million from $180.9 million for the year ended December 31, 2001, an increase of $32.5 million, or 18.0%. As a percentage of net sales, operating expenses increased to 43.6% of net sales for the year ended December 31, 2002 compared to 42.1% of net sales for 2001. Excluding the $2.8 million European restructuring charge, operating expenses increased to $210.6 million, or 43.0% of net sales, for the year ended December 31, 2002 from $180.9 million, or 42.1%, for the year ended December 31, 2001, an increase of $29.7 million, or 16.4%. Operating expenses included $12.3 million of expenses for the Company's retail store operations, an increase of $8.9 million from $3.4 million for the year ended December 31, 2001. Research and development expenses increased $4.7 million to $16.0 million, or 3.3% of net sales, for the year ended December 31, 2002, from $11.3 million, or 2.6% of net sales, for the year ended December 31, 2001, primarily as a result of greater new product development efforts in all product categories. Selling expenses increased $18.1 million to $127.0 million, or 25.9% of net sales, for the year ended December 31, 2002 from $108.9 million, or 25.4% of net sales, for the year ended December 31, 2001. Excluding $2.3 million relating to the European restructuring charge, selling expenses were $124.7 million for the year ended December 31, 2002, compared to $108.9 million for the year ended December 31, 2001, an increase of $15.8 million. This increase was a result of (i) increased sales salaries primarily due to the increased retail operations, (ii) increased sports marketing expenses primarily for footwear and apparel and (iii) displays and display depreciation to support the new distribution initiatives, partially offset by reduced commissions due to a realigned commission structure. As a percentage of net sales, selling expenses excluding the restructure charge remained at 25.5% of net sales for the year ended December 31, 2002. Shipping and warehousing expenses as a percentage of net sales decreased to 3.7% of net sales for the year ended December 31, 2002 from 4.0% of net sales for the year ended December 31, 2001. Excluding $0.5 million related to the European restructuring charge, shipping and warehousing expenses as a percentage of sales decreased to 3.6% of net sales for the year ended December 31, 2002 from 4.0% of net sales for the year ended December 31, 2001 as the Company leveraged its shipping expenses over higher sales. This leverage resulted from labor and freight cost efficiencies offsetting increased international third party distribution costs. General and administrative expenses increased $8.7 million to $52.3 million, or 10.7% of net sales, for the year ended December 31, 2002, from $43.6 million, or 10.2% of net sales, for the year ended December 31, 2001. The increase in general and administrative expenses was principally a result of greater personnel-related and administrative costs and information technology costs necessary to support and manage the Company's growth, as well as increased retail store expenses. These increases were partially offset by the reduction of amortization expense for the year ended December 31, 2002 of approximately $1.2 million primarily due to the adoption of SFAS No. 142. See Note 5 in Notes to Consolidated Financial Statements.

Operating income

        The Company's operating income decreased to $64.2 million, or 13.1% of net sales, for the year ended December 31, 2002 from $74.1 million, or 17.3% of net sales, a decrease of $9.9 million. Excluding the European restructuring charge of $2.8 million, the Company's operating income decreased $7.1 million to $67.0 million for the year ended December 31, 2002 from $74.1 million for the year ended December 31, 2001. As a percentage of net sales, operating income, prior to the restructure charge, decreased to 13.7% for the year ended December 31, 2002 from 17.3% for the year ended December 31, 2001.

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

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $76.1 million for the year ended December 31, 2003 compared to $87.6 million for the year ended December 31, 2002. The Company's cash balance was $49.2 million at December 31, 2003 compared to $22.2 million at December 31, 2002. At December 31, 2003, working capital was $154.5 million compared to $129.0 million at December 31, 2002, a 19.8% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, totaled $78.0 million at December 31, 2003, compared to $68.1 million at December 31, 2002, with accounts receivable days outstanding for the year ended December 31, 2003 of 51, compared to 53 for the year ended December 31, 2002. Inventories increased to $98.7 million at December 31, 2003, compared to $87.0 million at December 31, 2002. This inventory reflects the expanded Company-owned retail operations and increased apparel and footwear inventory to support the new spring releases. Inventory turns were 2.4 at December 31, 2003, compared to 2.6 at December 31, 2002.

Credit Facilities

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.86% at December 31, 2003) or the bank's prime lending rate minus 0.25% (3.75% at December 31, 2003). At December 31, 2003, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2003, the Company was in compliance with all restrictive covenants and financial ratios. The Company believes that it will be able to extend or replace its existing credit facility prior to its maturity without significant changes in terms. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. The aggregate U.S. dollar borrowing limit on the foreign lines of credit is approximately $24.1 million, of which $14.0 million was outstanding at December 31, 2003. The Company also has a real estate term loan, which is collateralized by the Company's corporate headquarters and requires quarterly principal payments of approximately $380,000 plus interest based on LIBOR plus 1.00% (2.17% at December 31, 2003). In January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the loan at 6.31%. At December 31, 2003, the outstanding balance on the term loan was $13.3 million. The term loan is due in September 2007.

Note Payable

        The Company also has a note in the amount of $1.4 million, net of discounts, as of December 31, 2003, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 ending in 2006, with such payments contingent upon certain conditions.

Capital Expenditures

        Capital expenditures, net of retirements, for the year ended December 31, 2003 were $28.2 million, which included $7.1 million for retail store operations. Included in 2003 capital expenditures, excluding capital expenditures for retail operations, were $5.7 million for production equipment and new product tooling, $5.3 million for information technology infrastructure, including software, computers and related equipment, $7.9 million for in-store displays and $6.3 million for facility building improvements, furniture and fixtures and autos.

Stock Repurchase

        In September 2002, the Company's Board of Directors authorized the repurchase of $20 million of the Company's common stock to occur from time to time as market conditions warrant. Under this program, as of December 31, 2003, the Company had purchased 829,600 shares of its common stock at an aggregate cost of approximately $8.6 million, or an average cost of $10.37 per share. Approximately $11.4 million remains available for repurchases under the current authorization with total common shares outstanding of 67,948,482 as of December 31, 2003.

Dividends

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

Contractual Obligations and Commitments

        The following table gives additional guidance related to the Company's future obligations and commitments as of December 31, 2003:

(in thousands)	2004	2005	2006	2007	2008	Thereafter
Lines of credit	$14,039	$—	$—	$—	$—	$—
Long-term debt	1,519	1,519	1,519	8,731	—	—
Note payable	500	500	500	—	—	—
Letters of credit	4,591	—	—	—	—	—
Operating leases	14,788	14,020	12,862	11,583	10,490	30,228
Endorsement contracts	6,853	2,844	3	2	—	—

	$42,290	$18,883	$14,884	$20,316	$10,490	$30,228

        Additionally, the Company expects 2004 capital expenditures to be approximately $33.0 million, including approximately $8.0 million for expansion of both Oakley and Iacon retail operations. As of December 31, 2003, the Company had commitments of approximately $1.1 million for future capital purchases.

Warranty Provision

        The Company provides warranties against manufacturer's defects for all of its products and maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. Warranty liability activity for the years ended December 31, was as follows:

(in thousands)	2003	2002	2001
Balance as of January 1,	$3,537	$3,503	$3,992
Warranty claims and expenses	(3,511)	(4,224)	(3,444)
Provisions for warranty expense	2,851	4,224	2,962
Changes due to foreign currency translation	44	34	(7)

Balance as of December 31,	$2,921	$3,537	$3,503

        The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated borrowings under its current or future credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future. The Company's short-term funding comes from its current revolving line of credit which contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2003, the Company was in compliance with all restrictive covenants and financial ratios.

Seasonality

        The following table sets forth certain unaudited quarterly data for the periods shown:

	2003				2002
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands)
Net sales	$111,190	$143,841	$144,963	$121,555	$109,572	$145,144	$131,913	$102,923
Gross profit	59,415	87,970	82,492	64,826	57,683	91,067	74,284	54,556

        Historically, the Company's aggregate sales have been highest in the period from March to September, the period during which sunglass use is typically highest in the northern hemisphere. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, sales of other products, which generate gross profits at lower levels than sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to the Company's gross profit in the second quarter, which historically has been the highest of the year. Although the Company's business generally follows this seasonal trend, new product category introductions, such as apparel, footwear and watches, and the Company's retail and international expansion have partially mitigated the impact of seasonality.

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At December 31, 2003, the Company had a backlog of $51.9 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $5.3 million, compared to a backlog of $42.7 million, including backorders of $5.7 million, at December 31, 2002. Included in this backlog are orders for the Company's footwear and apparel lines, which totaled $43.8 million at December 31, 2003, up 22.0% compared with $35.9 million at December 31, 2002.

Inflation

        The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

New Accounting Pronouncements

        Information regarding new accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2003, which note is incorporated herein by this reference.

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

Reconciliation of Gross Sales to Net Sales:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Gross sales	$560,592	$528,781	$450,363
Discounts and returns	(39,043)	(39,229)	(21,096)

Net sales	$521,549	$489,552	$429,267

Forward-Looking Statements

        This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the Company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential effect of periodic power crises on the Company's operations including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based; the Company's ability to identify and execute successfully cost control initiatives; and other risks outlined herein and other filings made periodically by the Company. The Company cautions prospective investors not to place undue reliance of such statements and undertakes no obligation to update this forward-looking information.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign currency

        The Company has direct operations in Continental Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. (See Note 10 in Notes to Consolidated Financial Statements). As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at December 31, 2003.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the Company's foreign exchange contracts by currency at December 31, 2003 (in thousands):

	U.S. Dollar Equivalent	Maturity	Fair Value (loss)
Forward Contracts:
Australian dollar	$8,238	Jan. 2004 - Sep. 2004	$(1,252)
British pound	26,369	Feb. 2004 - Dec. 2004	(2,160)
Canadian dollar	16,382	Jan. 2004 - Dec. 2004	(2,034)
Euro	33,983	Jan. 2004 - Dec. 2004	(4,246)
Japanese yen	14,009	Mar. 2004 - Dec. 2004	(1,227)
South African rand	4,071	Mar. 2004 - Dec. 2004	(897)

	$103,052		$(11,816)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 2003, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Interest rates

        The Company's principal line of credit, with no balance outstanding at December 31, 2003, bears interest at either LIBOR or IBOR plus 0.75% (1.86% at December 31, 2003) or the bank's prime lending rate minus 0.25% (3.75% at December 31, 2003). Based on the weighted average interest rate of 3.83% on the line of credit during the year ended December 31, 2003, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $2,000 per year.

        The Company's ten-year real estate term loan, with a balance of $13.3 million outstanding at December 31, 2003, bears interest at LIBOR plus 1.0% (2.17% at December 31, 2003) and is due in September 2007. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of its long-term loan by fixing the rate at 6.31%. As of December 31, 2003, the fair value of the Company's interest rate swap agreement was a loss of approximately $1.0 million.

Item 8. Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements for a listing of the consolidated financial statements submitted as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 4, 2004, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 4, 2004, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 4, 2004, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 4, 2004, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held on June 4, 2004, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1)  See page 41 for a listing of financial statements submitted as part of this report.

(a)
(2)  Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)
(3)  The following exhibits are included in this report.

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
10.21	(13)	Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc.
10.22	(13)	Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc.
10.23	(14)	Amendment to Trademark License Agreement, dated June 1, 2002, between Y, LLC and Oakley, Inc.
10.24	(15)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jim Jannard.
10.25	(15)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Link Newcomb.
10.26	(15)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Colin Baden.
10.27	(15)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Tommy Rios.
10.28	(15)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Tom George.
10.29	(15)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Donna Gordon.
10.30	(15)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Scott Bowers.
10.32	(15)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jon Krause.
10.33	(15)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Kent Lane.
10.35	(15)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Carlos Reyes.

10.36	(16)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Irene Miller.
10.37	(16)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Abbott Brown.
10.38	(16)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Lee Clow.
10.39	(17)	Aircraft Lease Agreement, dated December 18, 2003, between Oakley, Inc. and N2T, Inc.
10.40	(17)	Indemnification Agreement, dated February 12, 2004, between Oakley, Inc. and Thomas Davin.
21.1	(17)	List of Material Subsidiaries
23.1	(17)	Consent of Deloitte & Touche LLP, independent auditors
31.1	(17)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(17)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(17)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(15)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2002.

(16)
Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2003.

(17)
Filed herewith

(b)
Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended December 31, 2003.

          The Company furnished a Current Report on Form 8-K, dated October 22, 2003, in connection with the press release issued by the Company on October 22, 2003 announcing its financial results for the fiscal quarter ended September 30, 2003.

Independent Auditors' Report

To the Board of Directors and Shareholders of Oakley, Inc.:

        We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 4, 2004

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,211	$22,248
Accounts receivable, less allowances of $9,672 (2003) and $8,431 (2002)	77,989	68,116
Inventories, net (Note 3)	98,691	87,007
Other receivables	3,368	5,008
Deferred and prepaid income taxes	9,965	10,686
Prepaid expenses and other assets	8,062	6,271

Total current assets	247,286	199,336
Property and equipment, net	153,583	152,454
Deposits	2,139	2,684
Deferred income taxes	781	470
Goodwill	24,609	21,470
Other assets	6,486	7,536

TOTAL ASSETS	$434,884	$383,950

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit (Note 8)	$14,039	$14,162
Accounts payable	26,837	25,912
Accrued expenses and other current liabilities (Note 6)	36,984	24,337
Accrued warranty (Note 1)	2,921	3,537
Income taxes payable	9,954	361
Current portion of long-term debt (Note 8)	2,019	2,019

Total current liabilities	92,754	70,328
Deferred income taxes	2,884	5,215
Long-term debt, net of current portion	12,642	14,576
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 67,948,000 (2003) and 68,332,000 (2002) issued and outstanding	679	683
Additional paid-in capital	31,126	35,097
Retained earnings	296,970	268,285
Accumulated other comprehensive loss	(2,171)	(10,234)

Total shareholders' equity	326,604	293,831

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$434,884	$383,950

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year ended December 31,
	2003	2002	2001
Net sales	$521,549	$489,552	$429,267
Cost of goods sold	226,846	211,962	174,332

Gross profit	294,703	277,590	254,935
Operating expenses:
Research and development	14,308	16,016	11,318
Selling	142,365	126,995	108,948
Shipping and warehousing	19,077	18,083	16,997
General and administrative	58,918	52,335	43,606

Total operating expenses	234,668	213,429	180,869

Operating income	60,035	64,161	74,066
Interest expense, net	1,272	1,643	3,108

Income before provision for income taxes	58,763	62,518	70,958
Provision for income taxes	20,567	21,881	20,587

Net income	$38,196	$40,637	$50,371

Basic net income per common share	$0.56	$0.59	$0.73

Basic weighted average common shares	68,006,000	68,732,000	68,856,000

Diluted net income per common share	$0.56	$0.59	$0.72

Diluted weighted average common shares	68,282,000	69,333,000	69,751,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2003	2002	2001
Net income	$38,196	$40,637	$50,371
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments, net of tax	(4,088)	(4,181)	1,795
Foreign currency translation adjustment, net of tax	12,151	2,378	(3,952)

Other comprehensive income (loss), net of tax	8,063	(1,803)	(2,157)

Comprehensive income	$46,259	$38,834	$48,214

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance as of January 1, 2001	68,612,000	$686	$36,484	$177,277	$(6,274)	$208,173
Repurchase of common shares (Note 11)	(350,000)	(3)	(4,474)	—	—	(4,477)
Exercise of stock options (Note 11)	559,000	5	5,481	—	—	5,486
Compensatory stock options	—	—	98	—	—	98
Tax benefit related to exercise of stock options	—	—	3,216	—	—	3,216
Net income	—	—	—	50,371	—	50,371
Other comprehensive loss	—	—	—	—	(2,157)	(2,157)

Balance as of December 31, 2001	68,821,000	688	40,805	227,648	(8,431)	260,710
Repurchase of common shares (Note 11)	(666,000)	(7)	(7,986)	—	—	(7,993)
Exercise of stock options (Note 11)	177,000	2	1,827	—	—	1,829
Compensatory stock options	—	—	3	—	—	3
Tax benefit related to exercise of stock options	—	—	448	—	—	448
Net income	—	—	—	40,637	—	40,637
Other comprehensive loss	—	—	—	—	(1,803)	(1,803)

Balance as of December 31, 2002	68,332,000	683	35,097	268,285	(10,234)	293,831
Repurchase of common shares (Note 11)	(436,000)	(4)	(4,487)	—	—	(4,491)
Exercise of stock options (Note 11)	52,000	—	470	—	—	470
Compensatory stock options	—	—	11	—	—	11
Tax benefit related to exercise of stock options	—	—	35	—	—	35
Dividends paid	—	—	—	(9,511)		(9,511)
Net income	—	—	—	38,196	—	38,196
Other comprehensive income	—	—	—	—	8,063	8,063

Balance as of December 31, 2003	67,948,000	$679	$31,126	$296,970	$(2,171)	$326,604

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,196	$40,637	$50,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,790	28,578	23,545
Provision for bad debt expense	1,738	1,877	894
Compensatory stock options and capital contributions	11	3	98
Loss on disposition of equipment	1,413	1,353	130
Deferred income taxes, net	920	(85)	15,728
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(5,403)	5,672	(13,663)
Inventories	(5,847)	(5,925)	(14,398)
Other receivables	1,936	(2,192)	(1,376)
Income taxes receivable	—	6,449	(6,449)
Prepaid expenses and other assets	(1,558)	3,243	(6,369)
Deposits	670	(1,218)	(125)
Accounts payable	(42)	6,034	(5,413)
Accrued expenses and other current liabilities	4,446	2,838	2,691
Accrued warranty	(616)	34	(489)
Income taxes payable	9,458	319	(14,912)

Net cash provided by operating activities	76,112	87,617	30,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(29,772)	(32,992)	(44,702)
Proceeds from sale of property and equipment	192	162	164
Acquisitions of businesses	(430)	—	(8,699)
Other assets	(665)	(288)	(1,432)

Net cash used in investing activities	(30,675)	(33,118)	(54,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	19,037	77,852	156,047
Repayments of bank borrowings	(23,919)	(107,714)	(134,719)
Dividends	(9,511)	—	—
Net proceeds from issuance of common shares	505	2,277	8,702
Repurchase of common shares	(4,491)	(7,993)	(4,477)

Net cash used in financing activities	(18,379)	(35,578)	25,553
Effect of exchange rate changes on cash	(95)	(2,285)	(390)

Net increase in cash and cash equivalents	26,963	16,636	757
Cash and cash equivalents, beginning of period	22,248	5,612	4,855

Cash and cash equivalents, end of period	$49,211	$22,248	$5,612

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,526	$2,700	$4,882

Income taxes (net of refunds received)	$8,573	$14,582	$22,130

Non-cash investing and financing activities:
During 2002, the Company acquired certain assets through the settlement of accounts receivable (Note 2)	—	$(2,687)	—

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002, 2001

Note 1—Significant Accounting Policies and Description of Business

Description of Business

        The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Its designs and innovations are protected by 545 legal patents and 976 trademarks worldwide. The Company operates in two segments: wholesale and U.S. retail with over 100 retail stores at December 31, 2003.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

        The consolidated financial statements include the accounts of Oakley, Inc. and its subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

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

Cash and Cash Equivalents

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

Long-Lived Assets

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

        Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which did not have a material impact on the Company's consolidated financial position or results of operations. In accordance with SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount.

Goodwill and Intangible Assets

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," (SFAS No. 142), which revises the accounting for purchased goodwill and intangible assets effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the annual tests through 2003 and determined that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill with indefinite lives in 2002. (See Note 5)

Revenue Recognition

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

Financial Instruments

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

Insurance Coverage

        The Company is partially self-insured for its worker's compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $1,368,000. The Company records a liability for the estimated cost of claims both reported and incurred but not reported based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

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

        Warranty liability activity for the years ended December 31, was as follows:

(in thousands)	2003	2002	2001
Balance as of January 1,	$3,537	$3,503	$3,992
Warranty claims and expenses	(3,511)	(4,224)	(3,444)
Provisions for warranty expense	2,851	4,224	2,962
Changes due to foreign currency translation	44	34	(7)

Balance as of December 31,	$2,921	$3,537	$3,503

Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

Comprehensive Income

        Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.

        The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive loss, net of tax, are as follows:

	Years ended December 31,
(in thosands)
	2003	2002
Unrealized loss on foreign currency cash flow hedges, net of tax	$(7,609)	$(3,205)
Unrealized loss on interest rate swap, net of tax	(606)	(922)
Equity adjustment from foreign currency translation, net of tax	6,044	(6,107)

	$(2,171)	$(10,234)

Stock-Based Compensation

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for stock option awards granted with exercise prices at fair market value. Stock based awards to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123).

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

	2003	2002	2001
Stock volatility	47.1%-58.2%	44.1%-81.1%	58.1%-83.7%
Risk-free interest rate	2.1%	2.8%	3.8%
Expected dividend yield	1.4%	0%	0%
Expected life of option	1-4 years	1-4 years	1-4 years

        If the computed fair value of the 2003, 2002 and 2001 awards had been amortized to expense over the vesting period of the awards, net income would have been as follows:

(in thousands)	2003	2002	2001
Net income:
As reported	$38,196	$40,637	$50,371
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(3,071)	(3,639)	(2,964)

Pro forma	$35,125	$36,998	$47,407

Basic net income per share:
As reported	$0.56	$0.59	$0.73
Pro forma	$0.52	$0.54	$0.69
Diluted net income per share:
As reported	$0.56	$0.59	$0.72
Pro forma	$0.51	$0.54	$0.68

Earnings Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2003, 2002 and 2001, the diluted weighted average common shares outstanding includes diluted shares for stock options totaling 276,000, 601,000 and 895,000, respectively.

Advertising Costs

        The Company advertises primarily through print media, catalogs and in-house mailers. The Company's policy is to expense advertising costs associated with print media on the date the print media is released to the public. Costs associated with catalogs and direct mail materials are expensed as they are shipped to the Company's customers. Advertising costs also include posters and other point-of-purchase materials which are expensed as incurred. Advertising expenses for 2003, 2002 and 2001 were $17,612,000, $18,432,000 and $17,922,000, respectively.

New Accounting Pronouncements

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 is recognized on the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on the Company's financial position or results of operation.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company's adoption of FIN No. 45 has not had a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide new guidance concerning the transition when a company voluntarily elects to change from the intrinsic-value method to SFAS No. 123's fair value method of accounting for stock-based employee compensation (the "fair value method"). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to voluntarily change to the fair value method of accounting for stock-based employee compensation and has followed the prescribed disclosure format and additional disclosures required by SFAS No. 148 under "Stock-Based Compensation."

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities—An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (APB No. 51), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46 (R) will not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the presentation for the financial statements for the period ended December 31, 2003.

Certain Significant Risks and Uncertainties

General Business

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

Inventories

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

Vulnerability Due to Customer Concentrations

        Net sales to the retail group of Luxottica S.p.A ("Luxottica"), which include Sunglass Hut locations worldwide, were approximately 9.0%, 12.2% and 12.0% of the Company's net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Luxottica is also one of the Company's largest competitors in the sunglass and optical frame markets. Luxottica acquired Sunglass Hut in April 2001 and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica. In September 2003, Luxottica completed the acquisition of all the shares of Australian eyewear retailer OPSM Group Ltd ("OPSM"). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company's products. For 2003, the Company's net sales to OPSM prior to the acquisition were approximately AUD $1.1 million (or approximately $0.7 million in U.S. dollars based on the average exchange rate for 2003). For 2002, the Company's net sales to OPSM were approximately AUD $2.8 million (or approximately $1.5 million in U.S. dollars based on the average exchange rate for 2002). These sales exclude a limited amount of sales generated through the Company's international distributors. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand ("SSNZ"), the Company's largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations which offer some of the Company's products. In January 2004, Luxottica entered into a definitive merger agreement with Cole National Corporation ("Cole"), one of the largest optical retailers and largest chain providers of managed vision care services worldwide. This merger is expected to close in the second half of 2004 pending the approval of Cole's stockholders and its compliance with applicable antitrust requirements. The Company currently sells to a small portion of Cole's retail locations and sales to this customer have been immaterial. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company's financial position or results of operations.

Note 2—Acquisitions

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

(in thousands)	Brazil 2002	Iacon 2001
Inventories, net	$187	$2,747
Other current assets	—	448
Property and equipment, net	500	2,276
Identified intangible assets	2,000	574
Goodwill	—	7,760
Assumed liabilities	—	(4,986)

	$2,687	$8,819

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

Note 3—Inventories

        Inventories at December 31, consist of the following:

(in thousands)	2003	2002
Raw materials	$21,310	$22,188
Finished goods	77,381	64,819

	$98,691	$87,007

Note 4—Property and Equipment

        Property and equipment at December 31, consist of the following:

(in thousands)	2003	2002
Land	$8,953	$8,979
Buildings and leasehold improvements	92,537	84,471
Equipment and furniture	184,688	163,556
Tooling	24,024	23,883

	310,202	280,889
Less accumulated depreciation and amortization	(156,619)	(128,435)

	$153,583	$152,454

Note 5—Goodwill and Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142 which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of the carrying value of its goodwill and intangible assets, and determined that no impairment existed. Under SFAS No. 142, goodwill and non-amortizing intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or intangible assets may be impaired.

        Included in other assets in the accompanying consolidated balance sheets are the following amortizing intangible assets.

	As of December 31, 2003		As of December 31, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$4,284	$2,452	$4,267	$1,955
Distribution rights	3,567	1,615	3,567	1,309
Patents	3,740	1,689	3,591	1,363
Other identified intangible assets	877	238	838	100

Total	$12,468	$5,994	$12,263	$4,727

        With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill and other intangibles that were determined to have indefinite lives. Had amortization of goodwill and such other intangibles not been recorded in the fiscal year ended December 31, 2001, net income would have increased by $0.9 million, net of taxes, and diluted earnings per share would have increased by $0.01.

        Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $1,267,000, $1,119,000 and

$840,000, respectively. Annual estimated amortization expense, based on the Company's intangible assets at December 31, 2003, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2004	$1,267
Fiscal 2005	1,267
Fiscal 2006	1,207
Fiscal 2007	851
Fiscal 2008	669

        Changes in goodwill is as follows:

	Wholesale			Retail
(in thousands)	United States	Continental Europe	Other Countries	U.S. Retail Operations	Consolidated
Balance, December 31, 2002	$1,574	$—	$11,692	$8,204	$21,470
Additions/adjustments:
Goodwill additions	—	—	—	371	371
Changes due to foreign exchange rates	—	—	2,768	—	2,768

Balance, December 31, 2003	$1,574	$—	$14,460	$8,575	$24,609

Note 6—Accrued Liabilities

        Accrued liabilities consist of the following:

	Years ended December 31,
(in thousands)
	2003	2002
Accrued employee compensation and benefits	$14,188	$9,708
Derivative liability	12,784	5,060
Other liabilities	10,012	9,569

	$36,984	$24,337

Note 7—Income Taxes

        The Company's income before income tax provision was subject to taxes in the following jurisdictions for the years ended December 31:

(in thousands)	2003	2002	2001
United States	$50,101	$59,153	$59,382
Foreign	8,662	3,365	11,576

	$58,763	$62,518	$70,958

        The provision for income taxes for the years ended December 31, consists of the following:

(in thousands)	2003	2002	2001
Current:
Federal	$12,871	$20,075	$12,738
State	1,554	2,051	4,001
Foreign	4,469	1,390	4,734

	18,894	23,516	21,473
Deferred:
Federal	2,322	(1,120)	(448)
State	3	79	(108)
Foreign	(652)	(594)	(330)

	1,673	(1,635)	(886)

	$20,567	$21,881	$20,587

        No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $26.3 million of undistributed earnings of foreign subsidiaries as of December 31, 2003, which have been or are intended to be permanently reinvested.

        A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:

(in thousands)	2003	2002	2001
Tax at U.S. Federal statutory rates	$20,567	$21,881	$24,835
State income taxes, net	1,012	1,384	2,530
U.S. export benefit, net of foreign tax rate differential	(1,256)	(1,268)	(6,957)
Other, net	244	(116)	179

	$20,567	$21,881	$20,587

        There were no prepaid taxes included in deferred and prepaid income taxes at December 31, 2003. At December 31, 2002, deferred and prepaid income taxes included prepaid taxes of $74,000. The deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

(in thousands)	2003	2002
Current deferred tax assets:
Warranty reserve	$1,038	$1,123
Uniform capitalization	1,177	1,131
Sales returns reserve	2,016	1,706
State taxes	63	325
Inventory	1,932	1,864
Allowance for doubtful accounts	481	439
Accrued fringe benefits and compensation	1,720	1,301
Foreign tax credit	1,375	3,587
Other	944	(394)

Total current deferred tax assets	10,746	11,082
Long-term deferred tax liabilities:
Depreciation and amortization	(7,788)	(5,853)
Other comprehensive income	3,884	(276)
Other	1,020	914

Total long-term deferred tax liability	(2,884)	(5,215)

Net deferred tax assets	$7,862	$5,867

Note 8—Debt

Line of Credit

        In January 2001, the Company amended its unsecured line of credit with a bank syndicate which allows for borrowings up to $75 million and matures in August 2004. The amended line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.86% at December 31, 2003) or the bank's prime lending rate minus 0.25% (3.75% at December 31, 2003). At December 31, 2003, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2003, the Company was in compliance with all restrictive covenants and financial ratios. The Company believes that it will be able to extend or replace its existing credit facility prior to its maturity without significant changes in terms. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.74% to 6.41%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 2.66% to 13.5%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $24.1 million, of which $14.0 million was outstanding at December 31, 2003.

Long-Term Debt

        The Company has a real estate term loan with an outstanding balance of $13.3 million at December 31, 2003, which expires in September 2007. The term loan, which is collateralized by the

Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.17% at December 31, 2003). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of December 31, 2003, the fair value of the Company's interest rate swap agreement was a loss of approximately $1.0 million.

        As of December 31, 2003, the Company also has a note payable in the amount of $1.4 million, net of discounts, in connection with the Iacon acquisition. Payments under the note are due in annual installments of $500,000 ending in 2006, with such payments contingent upon certain conditions.

        The following schedule lists the Company's minimum annual principal payments on its long-term debt:

Year Ending December 31,	(in thousands)
2004	$2,019
2005	2,019
2006	1,892
2007	8,731
2008	—
Thereafter	—

$14,661

Note 9—Commitments and Contingencies

Operating Leases

        The Company is committed under noncancelable operating leases expiring at various dates through 2014 for certain offices, warehouse facilities, retail stores, production facilities and distribution centers. The following is a schedule of future minimum lease payments required under such leases as of December 31, 2003:

Year Ending December 31,	(in thousands)
2004	$14,788
2005	14,020
2006	12,862
2007	11,583
2008	10,490
Thereafter	30,228

Total	$93,971

        Substantially all of the retail segment leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 5% to 8% based on sales volumes over certain minimum sales levels.

        Rent expense for the years ended December 31, is summarized as follows:

(in thousands)	2003	2002	2001
Related Party	$90	$60	$48
Other	14,741	8,570	3,838

Total	$14,831	$8,630	$3,886

        Additionally, during the years ended December 31, 2003, 2002 and 2001, the Company paid an officer and shareholder of the Company approximately $142,000, $42,000 and $170,000, respectively, for the placement of the Company's trademarks on, and related marketing activities in connection with, an automobile owned by the officer and shareholder that competes on the National Hot Rod Association drag racing circuit.

Purchase Commitments

        The Company has an exclusive agreement through 2006, with its lens blank supplier and the supplier's French parent, pursuant to which the Company has the exclusive right to purchase decentered sunglass lenses, in return for the Company's agreement to fulfill all of its lens requirements, subject to certain exceptions, from such supplier.

Employment and Consulting Agreements

        The Company has notified its officers of its decision not to extend the term of any existing employment agreement with its officers. In lieu of paying severance benefits pursuant to individual employment agreements, the Company has adopted two severance plans for the benefit of its officers that provide for, among other things, upon the termination of employment by the Company, (i) payment of a designated percentage of base salary and pro rata bonus; (ii) extension of Company-paid medical and benefits; and (iii) limited acceleration of vesting with respect to options. In addition, the Company entered into a severance agreement with one of its officers to provide for certain benefits in exchange for the cancellation of his employment agreement.

Endorsement Contracts

        The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company's products. The contracts are primarily of short duration. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:

Year Ending December 31,	(in thousands)
2004	$6,853
2005	2,844
2006	3
2007	2
2008	—
Thereafter	—

$9,702

        Included in such amounts is an annual retainer of $0.5 million through 2005 for a former director of the Company.

Indemnities, Commitments and Guarantees

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company's customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers' compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Litigation

        The Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation, in the aggregate, will not likely have a material adverse effect on the accompanying consolidated financial statements.

Note 10—Derivative Financial Instruments

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that results in fixing the interest rate over the term of the Company's ten-year real estate term loan. As of December 31, 2003, the fair value of the Company's interest rate swap agreement was a loss of approximately $1.0 million. At December 31, 2003, all of the Company's derivative were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The Company is currently hedging forecasted foreign currency transactions that could result in reclassifications of $11.8 million of losses to earnings over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur before the end of the subsequent fiscal year.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the twelve months ended December 31, 2003, the Company recognized losses of $9.6 million, net of taxes, resulting from the expiration, sale, termination, or exercise of foreign currency exchange contracts.

        The following is a summary of the foreign currency contracts outstanding by currency at December 31, 2003 (in thousands):

	U.S. Dollar Equivalent	Maturity	Fair Value (loss)
Forward Contracts:
Australian dollar	$8,238	Jan. 2004 - Sep. 2004	$(1,252)
British pound	26,369	Feb. 2004 - Dec. 2004	(2,160)
Canadian dollar	16,382	Jan. 2004 - Dec. 2004	(2,034)
Euro	33,983	Jan. 2004 - Dec. 2004	(4,246)
Japanese yen	14,009	Mar. 2004 - Dec. 2004	(1,227)
South African rand	4,071	Mar. 2004 - Dec. 2004	(897)

	$103,052		$(11,816)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 2003, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 11—Shareholders' Equity

Stock Repurchase

        In September 2002, the Company's Board of Directors authorized the repurchase of $20 million of the Company's common stock to occur from time to time as market conditions warrant. Under this program, as of December 31, 2003, the Company had purchased 829,600 shares of its common stock at an aggregate cost of approximately $8.6 million, or an average cost of $10.37 per share. Approximately $11.4 million remains available for repurchases under the current authorization.

Stock Incentive Plan

        The Company's Amended and Restated 1995 Stock Incentive Plan (the "Plan") provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. These shares are, in most cases, granted at an exercise price equal to the fair market value of the Company's stock at the time of grant. Options vest over periods ranging from one to four years and expire ten years after the grant date. A total of 8,712,000 shares have been reserved for issuance under the Plan. At December 31, 2003, stock options for 2,778,479 shares were exercisable and 2,095,398 shares were available for issuance pursuant to new stock option grants or other equity awards.

        The following table summarizes information with respect to the Plan:

	Year ended December 31,
	2003	2002	2001
Outstanding shares at January 1	3,905,227	3,495,306	3,005,047
Granted	1,080,697	702,250	1,126,000
Cancelled	(125,485)	(115,576)	(76,459)
Exercised	(52,419)	(176,753)	(559,282)

Outstanding shares at December 31	4,808,020	3,905,227	3,495,306

Exercisable shares at December 31	2,778,479	2,155,509	1,704,894

Average exercise price at January 1	$13.16	$12.49	$10.37
Granted	8.50	16.03	16.89
Cancelled	13.92	14.58	13.56
Exercised	9.38	10.20	9.82
Average exercise price at December 31	$12.14	$13.16	$12.49
Weighted average exercise price of exercisable options at December 31	$12.25	$11.67	$10.81
Weighted average fair value of options granted during the year	$3.07	$8.33	$7.64

        Additional information regarding options outstanding as of December 31, 2003 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life (yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$5.56-8.63	1,309,006	8.09	$8.04	354,356	$7.63
$9.06-11.00	948,561	5.14	$10.38	809,754	$10.35
$11.29-13.32	1,290,840	4.41	$12.05	1,051,707	$11.96
$14.04-25.10	1,259,613	7.54	$17.80	562,662	$18.44

        During the years ended December 31, 2003, 2002 and 2001, the Company recorded stock compensation expense of $11,000, $3,000 and $98,000, respectively, associated with the fair value of stock options issued to non-employees.

Note 12—Employee Benefit Plan

        The Company maintains a voluntary employee savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for all domestic employees with at least six months of service. The Plan is funded by employee contributions with the Company matching a portion of the employee contribution. Company contributions to the Plan were $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in general and administrative expenses.

Note 13—Segment and Geographic Information

        In the fourth quarter of 2003, the Company's retail business met the quantitative threshold for segment disclosure. As a result, the Company has revised its segment disclosure for the current and prior periods to reflect two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company's products to wholesale customers in the U.S. and internationally, together with all direct consumer sales other than U.S. retail. The U.S. retail segment reflects the operations of the Company's specialty retail stores located throughout the United States, including the operations of its Iacon subsidiary. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income for the Company's wholesale operations include Oakley product sales to its subsidiaries at transfer price and other intercompany corporate charges. Segment net sales and operating income for the Company's U.S. retail operations include Oakley product sales to its Iacon subsidiary at transfer price, and sales to Oakley retail stores at cost. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.

        Financial information for the Company's reportable segments is as follows:

	2003
(in thousands)	Wholesale	U.S. Retail	Inter-segment transactions	Total consolidated
Net sales	$481,282	$53,206	$(12,939)	$521,549
Operating income	55,917	4,266	(148)	60,035
Identifiable assets	405,688	40,280	(11,084)	434,884
Acquisitions of property and equipment	22,670	7,102	—	29,772
Depreciation and amortization	28,551	2,239	—	30,790

	2002
	Wholesale	U.S. Retail	Inter-segment transactions	Total consolidated
Net sales	$464,953	$32,623	$(8,024)	$489,552
Operating income	63,301	1,706	(846)	64,161
Identifiable assets	364,581	29,805	(10,436)	383,950
Acquisitions of property and equipment	25,796	7,196	—	32,992
Depreciation and amortization	27,140	1,438	—	28,578
	2001
	Wholesale	U.S. Retail	Inter-segment transactions	Total consolidated
Net sales	$420,756	$8,885	$(374)	$429,267
Operating income	72,992	1,346	(272)	74,066
Identifiable assets	351,844	20,026	(9,090)	362,780
Acquisitions of property and equipment	41,887	2,815	—	44,702
Depreciation and amortization	23,145	399	—	23,544

        The following table sets forth sales by segment:

	2003
	Wholesale	U.S. Retail	Total consolidated
Sales to third parties	$468,343	$53,206	$521,549
Inter-segment revenue	12,939	—	12,939

Gross sales	481,282	53,206	534,488
Less: eliminations	(12,939)	—	(12,939)

Total consolidated net sales	468,343	53,206	$521,549

	2002
	Wholesale	U.S. Retail	Total consolidated
Sales to third parties	$456,929	$32,623	$489,552
Inter-segment revenue	8,024	—	8,024

Gross sales	464,953	32,623	497,576
Less: eliminations	(8,024)	—	(8,024)

Total consolidated net sales	456,929	32,623	$489,552

	2001
	Wholesale	U.S. Retail	Total consolidated
Sales to third parties	$420,382	$8,885	$429,267
Inter-segment revenue	374	—	374

Gross sales	420,756	8,885	429,641
Less: eliminations	(374)	—	(374)

Total consolidated net sales	420,382	8,885	$429,267

        Geographical regions representing 10% or more of consolidated net sales are summarized as follows:

	Year ended December 31,
(in thousands)
	2003	2002	2001
United States	$257,050	$254,024	$213,142
Continental Europe	91,473	81,879	72,301
Other international	173,026	153,649	143,824

Consolidated total net sales	$521,549	$489,552	$429,267

        The Company's identifiable assets by geographical region are as follows:

	Year ended December 31,
(in thousands)
	2003	2002
United States	$294,663	$263,472
Continental Europe	44,233	38,834
Other international	95,988	81,644

Consolidated total identifiable assets	$434,884	$383,950

        The Company derives revenues from different product lines within its segments. Gross sales from external customers for each product line are as follows:

	Year ended December 31,
(in thousands)
	2003	2002	2001
Sunglasses	$310,410	$330,154	$301,623
Apparel and accessories	76,018	56,625	37,886
Footwear	36,520	31,245	29,981
Watches	9,862	11,620	8,229
Prescription eyewear	42,669	34,253	24,726
Goggles	36,156	27,776	25,655
Other	48,957	37,108	22,263

Total gross sales	560,592	528,781	450,363
Discounts and returns	(39,043)	(39,229)	(21,096)

Total consolidated net sales	$521,549	$489,552	$429,267

        Other consists of revenue derived from the sales of equipment, sunglass and goggle accessories and Iacon sales of sunglass brands other than the Company's.

Note 14—Restructure Charge

        A restructure charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) was recorded during the fourth quarter of fiscal 2002 to restructure (the "Restructuring Plan") the Company's European operations with significant changes to the regional sales and distribution organization. Pursuant to an approval of the Company's Board of Directors in December 2002, relationships with several outside sales agents have been modified or terminated, and changes have been implemented to rationalize other warehousing and distribution functions within the European markets. During 2003, the Company paid or settled almost all of the expenses associated with the Restructuring Plan. As of December 31, 2003, the Company had finalized all the restructuring charges and management believes the amount originally recorded will be sufficient to cover any remaining restructure liabilities.

        This charge was included in selling and shipping and warehousing expenses and is comprised of the following components:

(in thousands)	Accrued restructure liability balance at Dec. 31, 2002	Amounts paid	Changes due to foreign exchange rates and adjustments	Balance as of Dec. 31, 2003
Termination and modification of sales agent contracts and employee contracts	$2,249	$(1,960)	$(31)	$258
Rationalization of warehousing and distribution	539	(864)	325	—

	$2,788	$(2,824)	$294	$258

Note 15—Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2003:
Net sales	$111,190	$143,841	$144,963	$121,555
Gross profit	59,415	87,970	82,492	64,826
Income before provision for income taxes	4,935	28,049	20,794	4,985
Net income	3,208	18,232	13,516	3,240
Basic net income per share	$0.05	$0.27	$0.20	$0.05
Diluted net income per share	$0.05	$0.27	$0.20	$0.05
Year ended December 31, 2002:
Net sales	$109,572	$145,144	$131,913	$102,923
Gross profit	57,683	91,067	74,284	54,556
Income before provision for income taxes	9,217	34,545	19,272	1,127
Net income	5,562	22,334	12,254	487
Basic net income per share	$0.08	$0.32	$0.18	$0.01
Diluted net income per share	$0.08	$0.32	$0.18	$0.01

Oakley, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002, 2001

(in thousands)	Balance at beginning of period	Additions charged to costs and expense	Deductions	Adjustments	Balance at end of period
For the year ended December 31, 2003:
Allowance for doubtful accounts	$2,606	$1,738	$(1,721)	$—	$2,623
Sales return reserve	$5,825	$4,707	$(3,483)	$—	$7,049
Inventory reserve	$7,158	$1,501	$(1,409)	$—	$7,250
For the year ended December 31, 2002:
Allowance for doubtful accounts	$1,844	$1,877	$(1,115)	$—	$2,606
Sales return reserve	$4,111	$5,108	$(3,394)	$—	$5,825
Inventory reserve	$8,074	$1,630	$(2,546)	$—	$7,158
For the year ended December 31, 2001:
Allowance for doubtful accounts	$1,512	$894	$(562)	$—	$1,844
Sales return reserve	$2,261	$4,789	$(2,939)	$—	$4,111
Inventory reserve	$6,756	$2,009	$(691)	$—	$8,074

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAKLEY, INC.
By:	/s/ JIM JANNARD Jim Jannard Chairman of the Board and Chief Executive Officer

Date: March 5, 2004

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JIM JANNARD Jim Jannard	Chairman of the Board and CEO (Principal Executive Officer)	March 5, 2004
/s/ LINK NEWCOMB Link Newcomb	Chief Operating Officer and Director	March 5, 2004
/s/ THOMAS GEORGE Thomas George	Chief Financial Officer (Principal Accounting Officer)	March 5, 2004
/s/ ABBOTT BROWN Abbott Brown	Director	March 5, 2004
/s/ LEE CLOW Lee Clow	Director	March 5, 2004
/s/ THOMAS DAVIN Thomas Davin	Director	March 5, 2004
/s/ IRENE MILLER Irene Miller	Director	March 5, 2004

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
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Index To Consolidated Financial Statements
Independent Auditors' Report
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share data)
OAKLEY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
OAKLEY, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements For the Years Ended December 31, 2003, 2002, 2001
Schedule II—Valuation and Qualifying Accounts For the Years Ended December 31, 2003, 2002, 2001
Signatures