Form 10-Q
period 2004-03-31
OAKLEY INC
filed 2004-05-05
CIK 946356

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Class)	68,492,250 shares (Outstanding on April 30, 2004)

Oakley, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements
Consolidated Balance Sheets (Unaudited) as of March 31, 2004 and December 31, 2003	3
Consolidated Statements of Income (Unaudited) for the three-month periods ended March 31, 2004 and 2003	4
Consolidated Statements of Comprehensive Income (Unaudited) for the three-month periods ended March 31, 2004 and 2003	4
Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended March 31, 2004 and 2003	5
Notes to Unaudited Consolidated Financial Statements	6-13
ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	14-24
ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	24-25
ITEM 4—Controls and Procedures	25
PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings	26
ITEM 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
ITEM 3—Defaults Upon Senior Securities	26
ITEM 4—Submission of Matters to a Vote of Security Holders	26
ITEM 5—Other Information	26
ITEM 6—(a) Exhibits	26-27
(b) Reports on Form 8-K	27
Signatures	28

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,404	$49,211
Accounts receivable, less allowances of $7,564 (2004) and $9,672 (2003)	88,002	77,989
Inventories, net (Note 3)	104,325	98,691
Other receivables	4,161	3,368
Deferred and prepaid income taxes	9,959	9,965
Prepaid expenses and other assets	8,991	8,062

Total current assets	248,842	247,286
Property and equipment, net	151,766	153,583
Deposits	1,726	2,139
Deferred income taxes	788	781
Goodwill	24,610	24,609
Other assets	6,531	6,486

TOTAL ASSETS	$434,263	$434,884

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit (Note 7)	$13,742	$14,039
Accounts payable	20,004	26,837
Accrued expenses and other current liabilities (Note 5)	38,247	36,984
Accrued warranty (Note 6)	2,612	2,921
Income taxes payable	7,730	9,954
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	84,354	92,754
Deferred income taxes	3,268	2,884
Long-term debt, net of current portion	12,280	12,642
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,421,000 (2004) and 67,948,000 (2003) issued and outstanding	682	679
Additional paid-in capital	33,601	31,126
Retained earnings	301,193	296,970
Accumulated other comprehensive loss	(1,115)	(2,171)

Total shareholders' equity	334,361	326,604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$434,263	$434,884

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended March 31,
	2004	2003
Net sales	$127,136	$111,190
Cost of goods sold	58,323	51,775

Gross profit	68,813	59,415
Operating expenses:
Research and development	3,706	3,722
Selling	37,112	31,691
Shipping and warehousing	5,455	4,430
General and administrative	15,788	14,267

Total operating expenses	62,061	54,110

Operating income	6,752	5,305
Interest expense, net	353	370

Income before provision for income taxes	6,399	4,935
Provision for income taxes	2,176	1,727

Net income	$4,223	$3,208

Basic net income per common share	$0.06	$0.05

Basic weighted average common shares	68,093,000	68,132,000

Diluted net income per common share	$0.06	$0.05

Diluted weighted average common shares	69,008,000	68,186,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2004	2003
Net income	$4,223	$3,208
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	1,182	(1,313)
Foreign currency translation adjustment, net of tax	(126)	1,223

Other comprehensive income (loss), net of tax	1,056	(90)

Comprehensive income	$5,279	$3,118

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,223	$3,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,928	7,468
Provision for bad debt expense	335	474
Compensatory stock options and restricted stock expense	77	—
Loss on disposition of equipment	219	172
Deferred income taxes, net	387	825
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(10,504)	(9,998)
Inventories	(5,387)	(3,822)
Other receivables	(833)	711
Prepaid expenses and other	(921)	(498)
Prepaid deposits	424	644
Accounts payable	(6,832)	(561)
Accrued expenses	2,567	2,756
Accrued warranty	(302)	18
Income taxes payable	(2,227)	964

Net cash (used in) provided by operating activities	(10,846)	2,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(6,213)	(7,417)
Proceeds from sale of property and equipment	88	28
Acquisitions of businesses	—	(430)
Other assets	(953)	(375)

Net cash used in investing activities	(7,078)	(8,194)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	1,882	13,198
Repayments of bank borrowings	(2,461)	(13,558)
Net proceeds from issuance of common shares	2,401	—
Repurchase of common shares	—	(2,618)

Net cash provided by (used in) financing activities	1,822	(2,978)
Effect of exchange rate changes on cash	297	(990)

Net increase in cash and cash equivalents	(15,805)	(9,801)
Cash and cash equivalents, beginning of period	49,211	22,248

Cash and cash equivalents, end of period	$33,406	$12,447

See accompanying Notes to Consolidated Financial Statements

Oakley, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Oakley, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of March 31, 2004, the consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results of operations for the entire year ending December 31, 2004.

Note 2—Stock Based Compensation

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

	Three months ended March 31,
	2004	2003
Stock volatility	33.2% - 38.2%	47.0% - 49.0%
Risk-free interest rate	2.5%	2.5%
Expected dividend yield	1.0%	0%
Expected life of option	1-4 years	3-4 years

        If the computed fair value of stock option awards during the three-months ended March 31, 2004 and 2003 had been amortized to expense over the vesting periods of the awards, net income would have been as follows:

	Three months ended March 31,
	2004	2003
	(in thousands)
Net income:
As reported	$4,223	$3,208
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(680)	(857)

Pro forma	$3,543	$2,351

Basic net income per share:
As reported	$0.06	$0.05
Pro forma	$0.05	$0.03
Diluted net income per share:
As reported	$0.06	$0.05
Pro forma	$0.05	$0.03

Note 3—Inventories

        Inventories consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Raw materials	$20,611	$21,310
Finished goods	83,714	77,381

	$104,325	$98,691

Note 4—Goodwill and Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Under SFAS No. 142, goodwill and non-amortizing intangible assets are tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or intangible assets may be impaired. As of March 31, 2004, no events have occurred which indicate that goodwill or non-amortizing intangible assets may be impaired.

        Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Covenants not to compete	$4,284	$2,576	$4,284	$2,452
Distribution rights	3,567	1,692	3,567	1,615
Patents	3,740	1,774	3,740	1,689
Other identified intangible assets	877	273	877	238

Total	$12,468	$6,315	$12,468	$5,994

        Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three months ended March 31, 2004 was approximately $321,000, and is estimated to be, based on intangible assets at March 31, 2004, approximately $1,284,000 for fiscal 2004. Annual estimated amortization expense, based on the Company's intangible assets at March 31, 2004, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2005	$1,284
Fiscal 2006	1,225
Fiscal 2007	869
Fiscal 2008	762
Fiscal 2009	561

        Changes in goodwill are as follows:

	Wholesale			Retail
	United States	Continental Europe	Other Countries	U.S. Retail Operations	Consolidated
	(in thousands)
Balance, December 31, 2003	$1,574	$—	$14,460	$8,575	$24,609
Additions / adjustments:
Changes due to foreign exchange rates	—	—	1	—	1

Balance, March 31, 2004	$1,574	$—	$14,461	$8,575	$24,610

Note 5—Accrued Expenses and Other Current Liabilities

        Accrued liabilities consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Accrued employee compensation and benefits	$12,517	$14,188
Derivative contracts (Note 9)	10,855	12,784
Other liabilities	14,875	10,012

	$38,247	$36,984

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

        Warranty liability activity for the three months ended March 31 was as follows:

	2004	2003
	(in thousands)
Balance as of January 1,	$2,921	$3,537
Warranty claims and expenses	(867)	(1,012)
Provisions for warranty expense	565	1,023
Changes due to foreign currency translation	(7)	7

Balance as of March 31,	$2,612	$3,555

Note 7—Financing Arrangements

        Line of Credit—The Company's unsecured line of credit with a bank syndicate allows for borrowings up to $75 million and matures in August 2004. The line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.82% at March 31, 2004) or the bank's prime lending rate minus 0.25% (3.75% at March 31, 2004). At March 31, 2004, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2004, the Company was in compliance with all restrictive covenants and financial ratios. The Company believes that it will be able to extend or replace its existing credit facility prior to its maturity without significant changes in terms. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.73% to 6.40%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 2.60% to 11.5%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $23.9 million, of which $13.7 million was outstanding at March 31, 2004.

        Long-Term Debt—The Company has a real estate term loan with an outstanding balance of $12.9 million at March 31, 2004, which matures in September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.12% at March 31, 2004). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of March 31, 2004, the fair value of the Company's interest rate swap agreement was a loss of approximately $1.1 million.

        As of March 31, 2004, the Company also has a note payable in the amount of $1.4 million, net of discounts, in connection with its acquisition of Iacon. Payments under the note are due in annual installments of $500,000 ending in 2006, with such payments contingent upon certain conditions.

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

Note 9—Derivative Financial Instruments

        The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that resulted in a fixed interest rate over the term of the Company's ten-year real estate term loan. As of March 31, 2004, the fair value of the Company's interest rate swap agreement was a loss of approximately $1,061,000. At March 31, 2004, all of the Company's derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $9.5 million of losses over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur before the end of the subsequent fiscal year.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended March 31, 2004, the Company recognized losses of $2.1 million, net of taxes, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

        The following is a summary of the foreign exchange contracts by currency at March 31, 2004:

	U.S. Dollar Equivalent	Maturity	Fair Value
	(in thousands)
Forward Contracts:
Australian dollar	$6,780	Apr. 2004 - Dec. 2004	$(659)
British pound	24,496	Apr. 2004 - Dec. 2004	(2,816)
British pound	19,106	Jan. 2005 - Dec. 2005	(177)
Canadian dollar	12,013	Apr. 2004 - Dec. 2004	(1,328)
Euro	26,701	Apr. 2004 - Dec. 2004	(2,714)
Japanese yen	11,354	Jun. 2004 - Dec. 2004	(1,318)
Japanese yen	7,096	Mar. 2005 - Dec. 2005	(169)
South African rand	2,685	Jun. 2004 - Dec. 2004	(614)

	$110,231		$(9,795)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of March 31, 2004, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 10—Earnings Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2004 and 2003, the diluted weighted average common shares outstanding included 915,000 and 54,000, respectively, of dilutive stock options.

Note 11—Comprehensive Income

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

        The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Unrealized loss on foreign currency cash flow hedges, net of tax	$(6,357)	$(7,609)
Unrealized loss on interest rate swap, net of tax	(676)	(606)
Equity adjustment from foreign currency translation, net of tax	5,918	6,044

	$(1,115)	$(2,171)

Note 12—Segment Information

        The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company's products to wholesale customers in the U.S. and internationally, together with all direct consumer sales other than U.S. retail. The U.S. retail segment reflects the operations of the Company's specialty retail stores located throughout the United States, including the operations of its Iacon subsidiary. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income for the Company's wholesale operations include Oakley product sales to its subsidiaries at transfer price and other intercompany corporate charges. Segment net sales and operating income for the Company's U.S. retail operations include Oakley product sales to its Iacon subsidiary at transfer price, and sales to Oakley retail stores at cost. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.

        Financial information for the Company's reportable segments is as follows:

	Wholesale	U.S. Retail	Inter-segment transactions	Total consolidated
	(in thousands)
Three months ended March 31, 2004
Net sales	$116,711	$13,779	$(3,354)	$127,136
Operating income	6,646	79	27	6,752
Identifiable assets	405,290	40,202	(11,229)	434,263
Acquisitions of property and equipment	4,754	1,459	—	6,213
Depreciation and amortization	7,266	662	—	7,928
Three months ended March 31, 2003
Net sales	$104,473	$8,876	$(2,159)	$111,190
Operating income	5,763	(432)	(26)	5,305
Identifiable assets	367,673	32,607	(10,462)	389,818
Acquisitions of property and equipment	5,141	2,276	—	7,417
Depreciation and amortization	6,963	505	—	7,468

        The following table sets forth sales by segment:

	Wholesale	U.S. Retail	Total consolidated
	(in thousands)
Three months ended March 31, 2004
Sales to third parties	$113,357	$13,779	$127,136
Inter-segment revenue	3,354	—	3,354

Gross sales	116,711	13,779	130,490
Less: eliminations	(3,354)	—	(3,354)

Total consolidated net sales	113,357	13,779	$127,136

Three months ended March 31, 2003
Sales to third parties	$102,314	$8,876	$111,190
Inter-segment revenue	2,159	—	2,159

Gross sales	104,473	8,876	113,349
Less: eliminations	(2,159)	—	(2,159)

Total consolidated net sales	102,314	8,876	$111,190

Note 13—New Accounting Pronouncements

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities—An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (APB No. 51), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46(R) will not have a material impact on its financial position or results of operations because the Company is not the beneficiary of any variable interest entities.

Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations

        The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

        Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company's products are sold in the United States through a carefully selected base of accounts which fluctuates between 8,400 and 9,200 with approximately 14,500 to 15,600 locations depending on seasonality of summer and winter products. The store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow and golf shops, and motorcycle, athletic footwear and sporting goods stores and limited department store distribution. The Company also operates 28 Oakley retail stores in the United States that offer the full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 78 sunglass specialty retail stores at March 31, 2004.

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

Vulnerability Due to Supplier Concentrations

        The Company relies on a single source for the supply of several product components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of its source for lens blanks, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner.

Vulnerability Due to Customer Concentrations

        Net sales to the retail group of Luxottica S.p.A ("Luxottica"), which include Sunglass Hut locations worldwide, were approximately 5.7%, and 8.2% of the Company's net sales for the three months ended March 31, 2004 and 2003, respectively. Luxottica is also one of the Company's largest competitors in the sunglass and optical frame markets. Luxottica acquired Sunglass Hut in April 2001 and implemented changes which adversely affected the Company's net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. The arrangements between the companies do not obligate Luxottica to order product from the Company, and there can be no assurances as to the future of the relationship between the Company and Luxottica. In September 2003, Luxottica completed the acquisition of all the shares of Australian eyewear retailer OPSM Group Ltd ("OPSM"). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company's products. For 2003, the Company's net sales to OPSM prior to the acquisition were approximately AUD $1.1 million (or approximately $0.7 million in U.S. dollars based on the average exchange rate for 2003). These sales exclude a limited amount of sales generated through the Company's international distributors. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand ("SSNZ"), the Company's largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations which offer some of the Company's products. In January 2004, Luxottica entered into a definitive merger agreement with Cole National Corporation ("Cole"), one of the largest optical retailers and chain providers of managed vision care services worldwide. This merger is expected to close in the second half of 2004 pending the approval of Cole's stockholders and its compliance with applicable antitrust requirements. The Company currently sells to a small portion of Cole's retail locations and sales to this customer have been immaterial to the Company's operations. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company's financial position or results of operations.

Commitments and Contingencies

        The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company's products.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Net sales

        Net sales increased to $127.1 million for the three months ended March 31, 2004 from $111.2 million for the three months ended March 31, 2003, an increase of $15.9 million, or 14.3%. Gross sales were $132.8 million in the first three months of 2004 compared to $117.9 million for the comparable 2003 period.

        Gross sunglass sales increased slightly to $64.0 million for the three months ended March 31, 2004 from $63.9 million for the three months ended March 31, 2003. Sunglass unit shipments declined 3.6%, offset by a 3.9% increase in average selling price primarily from the effect of a weak U.S. dollar on international sales, a greater contribution from the Company's retail store operations and a higher contribution from polarized styles that carry higher average prices. Gross sunglass sales reflect increased sales of the Half Jacket, strong sales of polarized versions of the Company's sunglasses, increased sales of the Monster Dog and Half Wire and improving trends for some of the Company's more significant older styles, including several in the Wire family. Reception of the Company's 2004 new sunglass styles has been favorable, and current demand for these new 2004 styles, particularly the Dartboard and Why-8, has exceeded the Company's forecasts. While the Company may experience some short term backorders in the near future on certain new styles, plans have already been initiated to increase capacities in response to this demand.

        Gross sales from the Company's newer product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 33.6%, or $13.2 million, to $52.2 million for the first quarter of 2004 from $39.0 million for the comparable 2003 period. As a percentage of gross sales, these new product categories accounted for 39.3% of total gross sales for the first quarter of 2004 compared to 33.1% for the first quarter of 2003. The strongest results were from the apparel and prescription eyewear categories where strong spring line introductions drove sales increases. The Company experienced mixed results during the first quarter of 2004 with its spring footwear business as the poor sell-through of the 2003 fall line of footwear products affected portions of the Company's spring footwear sales.

        The Company's U.S. net sales, excluding retail store operations, were $46.8 million for the three months ended March 31, 2004, equal to the three months ended March 31, 2003. Net sales, excluding retail operations, reflect a 6.3% increase in net sales to the Company's broad specialty store account base and other domestic sales which the Company believes is due to an improved retail environment which boosted sales across most of the Company's product categories. This increase was offset by a 32.2% decrease in sales to the Company's largest U.S. customer, Sunglass Hut and its affiliates. Sales to Sunglass Hut decreased $2.4 million to $5.1 million for the three months ended March 31, 2004 from $7.5 million for the three months ended March 31, 2003 which reflects Sunglass Hut's efforts to attain a more efficient Oakley inventory level at their distribution center.

        Net sales from the Company's retail store operations increased 55.2% to $13.8 million for the three months ended March 31, 2004, compared to $8.9 million for the three months ended March 31,

2003. Net sales from the Company's retail stores reflect double-digit increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores. During the first quarter of 2004, the Company opened 1 new Oakley store and 2 Iacon stores bringing the total to 28 Oakley stores and 78 Iacon stores at March 31, 2004 compared to 15 Oakley stores and 66 Iacon stores at March 31, 2003.

        During the three months ended March 31, 2004, the Company's international net sales increased 19.8%, or $11.0 million, to $66.5 million from $55.5 million for the comparable 2003 period. The weaker U.S. dollar accounted for 13.4 percentage points, or $7.5 million, of this increase. The Company's operations in Latin America, Europe, Canada, Asia and Japan each achieved double-digit growth driven by currency benefits and strong new category momentum. The Company's sales in Australia declined 8.5% in the first quarter of 2004, due in part to a reduction in orders resulting from Luxottica's integration of OPSM, following the acquisition completed in September 2003.

Gross profit

        Gross profit increased to $68.8 million, or 54.1% of net sales, for the three months ended March 31, 2004 from $59.4 million, or 53.4% of net sales, for the three months ended March 31, 2003, an increase of $9.4 million, or 15.8%. The increase in gross profit as a percentage of net sales was due to the positive effects of improved footwear and apparel product margins, lower sales discounts and the positive effect of a weaker U.S. dollar. These positive factors were partially offset by the negative effects of a lower mix of sunglass sales and lower average sunglass margins compared with last year's first quarter as a result of production inefficiencies and other start-up costs associated with new sunglass styles.

Operating expenses

        Operating expenses for the three months ended March 31, 2004 increased to $62.1 million from $54.1 million for the three months ended March 31, 2003, an increase of $8.0 million, or 14.7%. As a percentage of net sales, operating expenses increased slightly to 48.8% of net sales for the three months ended March 31, 2004 compared to 48.7% of net sales for the comparable period in 2003. The increase is primarily due to higher foreign operating expenses resulting from a weaker U.S. dollar and higher selling expenses related to the Company's retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $3.4 million, or 42.5%, of the increase. Operating expenses included $5.3 million of expenses for the Company's retail store operations, an increase of $1.5 million from $3.8 million for the three months ended March 31, 2003. Research and development expenses remained stable at $3.7 million for the three months ended March 31, 2004 and 2003. As a percentage of net sales, research and development expenses were 2.9% of net sales for the three months ended March 31, 2004, compared to 3.3% of net sales for the three months ended March 31, 2003, primarily due to leverage on product design expenses. Selling expenses increased $5.4 million to $37.1 million, or 29.2% of net sales, for the three months ended March 31, 2004 from $31.7 million, or 28.5% of net sales, for the three months ended March 31, 2003. This increase was a result of increased retail selling expenses, including sales personnel expenses, sales commissions, sports marketing, travel and trade show expenses. Shipping and warehousing expenses as a percentage of net sales increased to 4.3% of net sales for the three months ended March 31, 2004 compared to 4.0% for the three months ended March 31, 2003 due to increased mix of footwear and apparel which carry greater freight costs as well as increased international footwear and apparel distribution costs, including the establishment of the Company's centralized European distribution facility since the first quarter of 2003. General and administrative expenses increased $1.5 million to $15.8 million, or 12.4% of net sales, for the three months ended March 31, 2004, from $14.3 million, or 12.8% of net sales, for the three months ended March 31, 2003. This increase in general and administrative expenses was principally a result of greater personnel-related costs, professional fees associated with the Company's Sarbanes-Oxley compliance, greater provisions for tax items such as property and sales taxes and international VAT taxes and increased insurance costs.

Operating income

        The Company's operating income increased to $6.8 million, or 5.3% of net sales, for the three months ended March 31, 2004 from $5.3 million, or 4.8% of net sales for the comparable period in 2003, an increase of $1.5 million or 27.3%.

Interest expense, net

        The Company's net interest expense remained relatively stable at $0.4 million for the three months ended March 31, 2004 and 2003.

Income taxes

        The Company recorded a provision for income taxes of $2.2 million for the three months ended March 31, 2004, compared to $1.7 million for the three months ended March 31, 2003. The Company's effective tax rate for the three months ended March 31, 2004 was 34%, compared to 35% for the three months ended March 31, 2003.

Net income

        The Company's net income increased to $4.2 million for the three months ended March 31, 2004 from $3.2 million for the three months ended March 31, 2003, an increase of $1.0 million or 31.6% due to higher net sales, improved gross margins, a lower income tax rate and the Company's management of its expenses.

Liquidity and Capital Resources

        The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash used in operating activities totaled $10.9 million for the three months ended March 31, 2004 compared to cash provided by operating activities of $2.4 million for the comparable period in 2003. At March 31, 2004, working capital was $164.5 million compared to $128.1 million at March 31, 2003, a 28.4% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $88.0 million at March 31, 2004 compared to $78.0 million at December 31, 2003 and $78.5 million at March 31, 2003, with accounts receivable days outstanding at March 31, 2004 of 63 compared to 59 at December 31, 2003 and 64 at March 31, 2003. Inventories increased to $104.3 million at March 31, 2004 compared to $98.7 million at December 31, 2003 and $91.8 million at March 31, 2003. This increase reflects the greater inventory levels in newer categories to support growth and expanded Company-owned retail store operations. Quarterly inventory turns remained stable at 2.3 at March 31, 2004 and 2003, and up from 2.2 at December 31, 2003. The increases in accounts receivables and inventories compared to the prior year were slightly less than the comparable sales increases.

Capital Expenditures

        Capital expenditures, net of retirements, for the three months ended March 31, 2004 were $5.9 million, which included $1.3 million for retail store operations. As of March 31, 2004, the Company had commitments of approximately $0.3 million for future capital expenditures. For 2004, management expects total capital expenditures to be approximately $33 million.

Stock Repurchase

        In September 2002, the Company's Board of Directors authorized the repurchase of $20 million of the Company's common stock to occur from time to time as market conditions warrant. Under this program, the Company had purchased 829,600 shares of its common stock at an aggregate cost of approximately $8.6 million, or an average cost of $10.37 per share. No repurchases were made during the first quarter of 2004. As of March 31, 2004, approximately $11.4 million remains available for repurchases under the current authorization with total common shares outstanding of 68,421,000. The Company intends to remain active with its share repurchase program should the right market conditions exist.

Credit Facilities

        The Company's unsecured line of credit with a bank syndicate allows for borrowings up to $75 million and matures in August 2004. The line of credit bears interest at either LIBOR or IBOR plus 0.75% (1.82% at March 31, 2004) or the bank's prime lending rate minus 0.25% (3.75% at March 31, 2004). At March 31, 2004, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2004, the Company was in compliance with all restrictive covenants and financial ratios. The Company believes that it will be able to extend or replace its existing credit facility prior to its maturity without significant changes in terms. Certain of the Company's foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest from 0.73% to 6.40%. Some of the Company's foreign subsidiaries have bank overdraft accounts that renew annually and bear interest from 2.60% to 11.5%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $23.9 million, of which $13.7 million was outstanding at March 31, 2004.

        The Company also has a real estate term loan with an outstanding balance of $12.9 million at March 31, 2004, which matures in September 2007. The term loan, which is collateralized by the Company's corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.12% at March 31, 2004). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company's risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of March 31, 2004, the fair value of the Company's interest rate swap agreement was a loss of approximately $1.1 million.

Note Payable

        The Company also has a note in the amount of $1.4 million, net of discounts, as of March 31, 2004, payable as a result of an acquisition. Payments under the note are due in annual installments of $500,000 ending in 2006, with such payments contingent upon certain conditions.

Contractual Obligations and Commitments

        The following table gives additional guidance related to the Company's future obligations and commitments as of March 31, 2004:

	April 1 - Dec. 31, 2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Lines of credit	$13,742	$—	$—	$—	$—	$—
Long-term debt	1,139	1,519	1,519	8,731	—	—
Note payable	500	500	500	—	—	—
Letters of credit	1,725	—	—	—	—	—
Operating leases	11,204	14,020	12,862	11,583	10,508	30,428
Endorsement contracts	5,264	2,844	3	2	—	—
Capital expenditure purchase commitments	349	—	—	—	—	—

	$33,923	$18,883	$14,884	$20,316	$10,508	$30,428

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

Backlog

        Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At March 31, 2004, the Company had a backlog of $76.0 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $9.7 million, compared to a backlog of $71.1 million, including backorders of $9.2 million, at March 31, 2003. The 6.9% increase in backlog reflects a large decline in seasonal orders from Sunglass Hut which were received in March last year but not until April this year. Excluding orders from Sunglass Hut, the Company's backlog increased 14.9% at March 31, 2004 over March 31, 2003. Prebook orders from retailers for the Company's fall footwear and apparel lines were $35.4 million at March 31, 2004, an increase of 13.8% over $31.1 million at March 31, 2003.

Inflation

        The Company does not believe inflation has had a material impact on the Company's operations in the past, although there can be no assurance that this will be the case in the future.

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

Reconciliation of Gross Sales to Net Sales:

	Three months ended March 31,
	2004	2003
	(in thousands)
Gross sales	$132,799	$117,878
Discounts and returns	5,663	6,688

Net sales	$127,136	$111,190

Forward-Looking Statements

        This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company's ability to manage rapid growth; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company's internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Sunglass Hut which is owned by a major competitor and, accordingly, could materially alter or terminate its relationship with the Company; the Company's ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company's retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company's operations and financial performance; the ability of the Company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company's new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential effect of periodic power crises on the Company's operations including temporary blackouts at the Company's facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based; the Company's ability to identify and execute successfully cost control initiatives; and other risks outlined in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2003 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        Foreign currency—The Company has direct operations in Continental Europe, United Kingdom, Japan, Canada, Mexico, South Africa, Australia, New Zealand and Brazil which collect at future dates in the customers' local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company's derivatives were designated and qualified as cash flow hedges at March 31, 2004.

        On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at March 31, 2004:

	U.S. Dollar Equivalent	Maturity	Fair Value
	(in thousands)
Forward Contracts:
Australian dollar	$6,780	Apr. 2004 - Dec. 2004	$(659)
British pound	24,496	Apr. 2004 - Dec. 2004	(2,816)
British pound	19,106	Jan. 2005 - Dec. 2005	(177)
Canadian dollar	12,013	Apr. 2004 - Dec. 2004	(1,328)
Euro	26,701	Apr. 2004 - Dec. 2004	(2,714)
Japanese yen	11,354	Jun. 2004 - Dec. 2004	(1,318)
Japanese yen	7,096	Mar. 2005 - Dec. 2005	(169)
South African rand	2,685	Jun. 2004 - Dec. 2004	(614)

	$110,231		$(9,795)

        The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of March 31, 2004, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

        Interest Rates—The Company's principal line of credit, with no outstanding balance at March 31, 2004, bears interest at either LIBOR or IBOR plus 0.75% or the bank's prime lending rate minus 0.25%. Based on the weighted average interest rate of 3.75% on the line of credit during the three months ended March 31, 2004, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company's line of credit, net income would be reduced by approximately $2,500 per year.

        The Company's long-term real estate loan, with a balance of $12.9 million outstanding at March 31, 2004, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company's risk of fluctuations in the variable rate of this long-term debt. At March 31, 2004, the fair value of the Company's interest rate swap agreement was a loss of approximately $1,061,000.

Item 4. Controls and Procedures

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security-Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        The following exhibits are included herein:

3.1	(1)	Articles of Incorporation of the Company
3.2	(2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996
3.3	(3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)
10.1	(4)	Agreement and Mutual Release, dated March 5, 2004, between N2T, Inc. and Oakley, Inc.
10.2	(4)	Severance Agreement, dated March 5, 2004, between Link Newcomb and Oakley, Inc.
10.3	(4)	Executive Severance Plan effective as of January 1, 2004
10.4	(4)	Officer Severance Plan effective as of January 1, 2004
31.1	(4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

(2)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)
Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)
Filed herewith.

(b)
Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2004.

        The Company furnished a Current Report on Form 8-K, dated February 11, 2004, in connection with the press release issued by the Company on February 11, 2004 announcing its financial results for the fiscal quarter and fiscal year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.
May 5, 2004	/s/ JIM JANNARD Jim Jannard Chief Executive Officer
May 5, 2004	/s/ THOMAS GEORGE Thomas George Chief Financial Officer

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
  Item 2. Management's Discussion And Analysis of Financial Condition And Results Of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES