Form 10-Q
period 2004-06-30
OAKLEY INC
filed 2004-08-09
CIK 946356

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

(949) 951-0991

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of August 4, 2004, there were 68,343,644 shares of common stock, par value $0.01 per share.

Oakley, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,171	$49,211
Accounts receivable, less allowances of $9,056 (2004) and $9,672 (2003)	90,813	77,989
Inventories, net (Note 3)	109,499	98,691
Other receivables	2,898	3,368
Deferred income taxes	9,940	9,965
Prepaid expenses and other assets	8,093	8,062

Total current assets	280,414	247,286
Property and equipment, net (Note 7)	149,539	153,583
Deposits	1,708	2,139
Deferred income taxes	775	781
Goodwill	23,813	24,609
Other assets	6,457	6,486

TOTAL ASSETS	$462,706	$434,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit (Note 7)	$15,199	$14,039
Accounts payable	26,174	26,837
Accrued expenses and other current liabilities (Note 5)	36,081	36,984
Accrued warranty (Note 6)	2,714	2,921
Income taxes payable	13,520	9,954
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	95,707	92,754
Deferred income taxes	4,752	2,884
Long-term debt, net of current portion	11,917	12,642
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,407,000 (2004) and 67,948,000 (2003) issued and outstanding	681	679
Additional paid-in capital	32,455	31,126
Retained earnings	317,156	296,970
Accumulated other comprehensive loss	38	(2,171)

Total shareholders’ equity	350,330	326,604

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$462,706	$434,884

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$152,000	$143,841	$279,136	$255,031
Cost of goods sold	62,350	55,871	120,672	107,646

Gross profit	89,650	87,970	158,464	147,385
Operating expenses:
Research and development	3,864	3,368	7,570	7,090
Selling	39,851	37,160	76,963	68,851
Shipping and warehousing	5,345	4,721	10,800	9,151
General and administrative	16,157	14,270	31,946	28,537

Total operating expenses	65,217	59,519	127,279	113,629

Operating income	24,433	28,451	31,185	33,756
Interest expense, net	247	402	600	772

Income before provision for income taxes	24,186	28,049	30,585	32,984
Provision for income taxes	8,223	9,817	10,399	11,544

Net income	$15,963	$18,232	$20,186	$21,440

Basic net income per common share	$0.23	$0.27	$0.30	$0.31

Basic weighted average common shares	68,397,000	68,030,000	68,256,000	68,081,000

Diluted net income per common share	$0.23	$0.27	$0.29	$0.31

Diluted weighted average common shares	69,160,000	68,332,000	69,093,000	68,234,000

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$15,963	$18,232	$20,186	$21,440
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments, net of tax	3,021	(1,076)	4,203	(2,389)
Foreign currency translation adjustment, net of tax	(1,868)	3,025	(1,994)	4,248

Other comprehensive income, net of tax	1,153	1,949	2,209	1,859

Comprehensive income	$17,116	$20,181	$22,395	$23,299

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,186	$21,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,888	15,153
Provision for bad debt expense	766	654
Compensatory stock options and restricted stock expense	351	3
Loss on disposition of equipment	300	1,862
Deferred income taxes, net	495	2,385
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(14,504)	(18,073)
Inventories	(11,726)	(13,709)
Other receivables	406	1,266
Prepaid expenses and other	(64)	(441)
Prepaid deposits	415	(972)
Accounts payable	(543)	2,694
Accrued expenses	5,319	3,819
Accrued warranty	(198)	(166)
Income taxes payable	3,532	11,135

Net cash provided by operating activities	20,623	27,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(12,140)	(17,034)
Proceeds from sale of property and equipment	195	105
Acquisitions of businesses	—	(430)
Other assets	(1,415)	(694)

Net cash used in investing activities	(13,360)	(18,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	3,410	17,925
Repayments of bank borrowings	(2,275)	(21,159)
Net proceeds from issuance of common shares	2,995	41
Repurchase of common shares	(2,015)	(3,690)

Net cash provided by (used in) financing activities	2,115	(6,883)
Effect of exchange rate changes on cash	582	(3,180)

Net increase (decrease) in cash and cash equivalents	9,960	(1,066)
Cash and cash equivalents, beginning of period	49,211	22,248

Cash and cash equivalents, end of period	$59,171	$21,182

See accompanying Notes to Consolidated Financial Statements

Oakley, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oakley, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of June 30, 2004, the consolidated statements of income, comprehensive income and cash flows for the three and six-month periods ended June 30, 2004 and 2003. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results of operations for the entire year ending December 31, 2004.

Note 2 – Stock Based Compensation

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in accounting for stock-based awards as of the beginning of fiscal 1995.

Stock Options

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Stock volatility	33.0%	50.0%-58.0%	33.0%-38.2%	47.0%-58.0%
Risk-free interest rate	3.1%	1.2%-2.4%	2.5%-3.1%	1.2%-2.5%
Expected dividend yield	1.1%	0%	0.9%-1.1%	0%
Expected life of option	3-4 years	1-4 years	3-4 years	1-4 years

If the computed fair value of stock option awards during the three and six-months ended June 30, 2004 and 2003 had been amortized to expense over the vesting periods of the awards, net income would have been as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income:
As reported	$15,963	$18,232	$20,186	$21,440
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(925)	(890)	(1,605)	(1,747)

Pro forma	$15,038	$17,342	$19,211	$19,693

Basic net income per share:
As reported	$0.23	$0.27	$0.30	$0.31
Pro forma	$0.22	$0.25	$0.28	$0.29
Diluted net income per share:
As reported	$0.23	$0.27	$0.29	$0.31
Pro forma	$0.22	$0.25	$0.28	$0.29

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. During the three months ended June 30, 2004, a total of 70,000 restricted stock shares were granted to employees at a weighted-average fair value of $14.63 per share. For the six months ended June 30, 2004, 297,500 restricted stock shares were granted to employees and a consultant of the Company at a weighted average fair value of $15.13 per share. The Company expenses the value of its restricted stock over the estimated or scheduled vesting period of the stock. During the three- and six-months ended June 30, 2004, the Company recognized approximately $270,000 and $343,000, respectively, of expense related to these restricted stock grants.

Note 3 – Inventories

Inventories consist of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Raw materials	$25,453	$21,310
Finished goods	84,046	77,381

	$109,499	$98,691

Note 4 – Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Under SFAS No. 142, goodwill and non-amortizing intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates that goodwill or intangible assets may be impaired. As of June 30, 2004, no events have occurred that indicate that goodwill or non-amortizing intangible assets may be impaired.

Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of June 30, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
Covenants not to compete	$4,284	$2,700	$4,284	$2,452
Distribution rights	3,567	1,768	3,567	1,615
Patents	3,740	1,860	3,740	1,689
Other identified intangible assets	877	308	877	238

Total	$12,468	$6,636	$12,468	$5,994

Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three and six months ended June 30, 2004 was approximately $321,000 and $642,000, respectively and is estimated to be, based on intangible assets at June 30, 2004, approximately $1,284,000 for fiscal 2004. Annual estimated amortization expense, based on the Company’s intangible assets at June 30, 2004, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2005	$1,284
Fiscal 2006	1,225
Fiscal 2007	869
Fiscal 2008	762
Fiscal 2009	561

Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
	(in thousands)
Balance, December 31, 2003	$1,574	$—	$14,460	$8,575	$24,609
Additions / adjustments:
Changes due to foreign exchange rates	—	—	(796)	—	(796)

Balance, June 30, 2004	$1,574	$—	$13,664	$8,575	$23,813

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Accrued employee compensation and benefits	$16,197	$14,188
Derivative contracts (Note 9)	6,047	12,784
Other liabilities	13,837	10,012

	$36,081	$36,984

Note 6 – Accrued Warranty

The Company provides a one-year limited warranty against manufacturer’s defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer’s defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer’s defects, and apparel is warranted for 30 days against manufacturer’s defects. The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in the prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.

Warranty liability activity for the six months ended June 30 was as follows:

	2004	2003
	(in thousands)
Balance as of January 1,	$2,921	$3,537
Warranty claims and expenses	(1,728)	(1,953)
Provisions for warranty expense	1,530	1,760
Changes due to foreign currency translation	(9)	27

Balance as of June 30,	$2,714	$3,371

Note 7 – Financing Arrangements

Line of Credit – The Company’s unsecured line of credit with a bank syndicate allows for borrowings up to $75 million and matures in August 2004. The line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.12% at June 30, 2004) or the bank’s prime lending rate minus 0.25% (3.75% at June 30, 2004). At June 30, 2004, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2004, the Company was in compliance with all restrictive covenants and financial ratios. The Company has received a commitment from its current bank syndicate for a new three-year line of credit with similar terms and conditions. The documentation and execution of the new line of credit agreement is expected to be completed in August 2004. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.73% to 6.20%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.60% to 12.50%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $23 million, of which $15.2 million was outstanding at June 30, 2004.

Long-Term Debt - The Company has a real estate term loan with an outstanding balance of $12.5 million at June 30, 2004, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.31% at June 30, 2004). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of June 30, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.6 million.

As of June 30, 2004, the Company also has a note payable in the amount of $1.4 million, net of discounts, in connection with its acquisition of Iacon. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.

The Company’s minimum annual principal payments on its long-term debt are as follows:

Year Ending December 31,	(in thousands)
2004	$2,019
2005	2,019
2006	2,019
2007	8,731

Note 8 – Commitments and Contingencies

Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Litigation – The Company is a party to various claims, complaints and litigation incidental to the Company’s business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse impact on the accompanying consolidated financial statements.

Note 9 – Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999 the Company entered into an interest rate swap agreement that resulted in a fixed interest rate over the term of the Company’s ten-year real estate term loan. As of June 30, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $613,000. At June 30, 2004, all of the Company’s derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $5.0 million of losses over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur before the end of the subsequent fiscal year.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three- and six-months ended June 30, 2004, the Company recognized losses of $1.8 million and $3.9 million, net of taxes, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

The following is a summary of the foreign exchange contracts by currency at June 30, 2004:

	U.S. Dollar		Fair
	Equivalent	Maturity	Value
		(in thousands)
Forward Contracts:
Australian dollar	$4,139	Jul. 2004 – Dec. 2004	$114
Australian dollar	4,139	Jan. 2005 – Jun. 2005	251
British pound	16,882	Jul. 2004 – Dec. 2004	(1,785)
British pound	22,600	Feb. 2005 – Dec. 2005	(108)
Canadian dollar	7,435	Jul. 2004 – Dec. 2004	(573)
Canadian dollar	11,897	Jan. 2005 – Sep. 2005	(171)
Euro	18,871	Jul. 2004 – Dec. 2004	(1,818)
Euro	24,283	Jan. 2005 – Dec. 2005	(306)
Japanese yen	7,849	Sep. 2004 – Dec. 2004	(605)
Japanese yen	6,926	Mar. 2005 – Dec. 2005	69
South African rand	1,599	Sep. 2004 – Dec. 2004	(365)
South African rand	1,758	Mar. 2005 – Jun. 2005	(137)

	$128,378		$(5,434)

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 2004, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 10 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended June 30, 2004 and 2003, the diluted weighted average common shares outstanding included 763,000 and 302,000, respectively, of dilutive stock options. For the six months ended June 30, 2004 and 2003, the diluted weighted average common shares outstanding included 837,000 and 153,000, respectively, of dilutive stock options.

Note 11 – Comprehensive Income

Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.

The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	June 30,	December 31,
	2004	2003
	(in thousands)
Unrealized loss on foreign currency cash flow hedges, net of tax	$(3,622)	$(7,609)
Unrealized loss on interest rate swap, net of tax	(390)	(606)
Equity adjustment from foreign currency translation, net of tax	4,050	6,044

	$38	$(2,171)

Note 12 – Segment Information

The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally, together with all direct consumer sales other than those through Company-owned U.S. retail store operations. The U.S. retail segment reflects the operations of the Company-owned specialty retail stores located throughout the United States, including the operations of its Iacon subsidiary. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income for the Company’s wholesale operations include Oakley product sales to its subsidiaries at transfer price and other intercompany corporate charges. Segment net sales and operating income for the Company’s U.S. retail operations include Oakley product sales to its Iacon subsidiary at transfer price, and sales to Oakley retail stores at cost. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.

Financial information for the Company’s reportable segments for the three- and six-month periods is as follows:

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Three months ended June 30, 2004
Net sales	$137,040	$18,754	$(3,794)	$152,000
Operating income	21,580	3,028	(175)	24,433
Identifiable assets	432,311	41,799	(11,404)	462,706
Acquisitions of property and equipment	4,932	995	—	5,927
Depreciation and amortization	7,238	722	—	7,960

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Three months ended June 30, 2003
Net sales	$133,666	$13,655	$(3,480)	$143,841
Operating income	27,015	1,631	(195)	28,451
Identifiable assets	399,109	36,355	(10,657)	424,807
Acquisitions of property and equipment	8,694	923	—	9,617
Depreciation and amortization	7,141	544	—	7,685

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Six months ended June 30, 2004
Net sales	$253,751	$32,533	$(7,148)	$279,136
Operating income	28,226	3,107	(148)	31,185
Identifiable assets	432,311	41,799	(11,404)	462,706
Acquisitions of property and equipment	9,686	2,454	—	12,140
Depreciation and amortization	14,504	1,384	—	15,888

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Six months ended June 30, 2003
Net sales	$238,139	$22,531	$(5,639)	$255,031
Operating income	32,778	1,199	(221)	33,756
Identifiable assets	399,109	36,355	(10,657)	424,807
Acquisitions of property and equipment	13,835	3,199	—	17,034
Depreciation and amortization	14,104	1,049	—	15,153

     The following table sets forth sales for the three- and six-month periods by segment:

			Total
	Wholesale	U.S. Retail	consolidated
	(in thousands)
Three months ended June 30, 2004
Sales to third parties	$133,246	$18,754	$152,000
Inter-segment revenue	3,794	—	3,794

Gross sales	137,040	18,754	155,794
Less: eliminations	(3,794)	—	(3,794)

Total consolidated net sales	$133,246	$18,754	$152,000

			Total
	Wholesale	U.S. Retail	consolidated
Three months ended June 30, 2003
Sales to third parties	$130,186	$13,655	$143,841
Inter-segment revenue	3,480	—	3,480

Gross sales	133,666	13,655	147,321
Less: eliminations	(3,480)	—	(3,480)

Total consolidated net sales	$130,186	$13,655	$143,841

			Total
	Wholesale	U.S. Retail	consolidated
Six months ended June 30, 2004
Sales to third parties	$246,603	$32,533	$279,136
Inter-segment revenue	7,148	—	7,148

Gross sales	253,751	32,533	286,284
Less: eliminations	(7,148)	—	(7,148)

Total consolidated net sales	$246,603	$32,533	$279,136

			Total
	Wholesale	U.S. Retail	consolidated
Six months ended June 30, 2003
Sales to third parties	$232,500	$22,531	$255,031
Inter-segment revenue	5,639	—	5,639

Gross sales	238,139	22,531	260,670
Less: eliminations	(5,639)	—	(5,639)

Total consolidated net sales	$232,500	$22,531	$255,031

Note 13 – New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46) and in December 2003, issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of APB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (APB No. 51), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46(R) will not have a material impact on its financial position or results of operations because the Company is not the beneficiary of any variable interest entities.

Note 14 – Recent Developments

On July 12, 2004, the Company announced the introduction of Oakley Thump™, the world’s first performance eyewear combining patented optics with an internally integrated MP3 music player. The Company will launch Oakley Thump™ in December for the 2004 holiday season under an exclusive distribution arrangement with Circuit City Stores, Inc. for the consumer electronics channel. Additionally, Oakley Thump™ will be offered in the Company’s own retail stores, online at Oakley.com and through limited specialty retailers. The Company expects that the launch of Oakley Thump™ will have a significant sales and earnings contribution in its fourth quarter.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations

The following discussion includes the operations of Oakley, Inc. and its subsidiaries (the “Company”) for each of the periods discussed.

Overview

Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company’s products are sold in the United States through a carefully selected base of accounts that fluctuates between 8,400 and 9,200, with approximately 14,500 to 15,600 locations depending on seasonality of summer and winter products. The store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow and golf shops, and motorcycle, athletic footwear and sporting goods stores and limited department store distribution. The Company also operates 30 Oakley retail stores in the United States that offer the full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 81 sunglass specialty retail stores at June 30, 2004.

Internationally, the Company sells its products in over 100 countries outside the United States, with direct offices in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom. In those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company’s products either exclusively or with complementary products and agree to respect the marketing philosophy and practices of the Company. Sales to the Company’s distributors are denominated in U.S. dollars. The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. The Company and its subsidiaries use foreign exchange contracts in the form of forward contracts to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates.

Critical Accounting Policies and Certain Risks and Uncertainties

The Company’s historical success is attributable, in part, to its introduction of products that are perceived to represent an improvement in performance or styling over products available in the market. The Company believes that its future success will depend, in part, upon its continued ability to develop and introduce such innovative products, although there can be no assurance of the Company’s ability to do so. The consumer products industry, including the eyewear, apparel, footwear and watch categories, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences and shifts in consumer preferences may adversely affect companies that misjudge such preferences.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates. The Company believes that the following discussion addresses the Company’s accounting policies, which are the most critical to aid in fully understanding and evaluating the Company’s reported financial results.

Revenue Recognition

The Company recognizes wholesale revenue when merchandise is shipped to a customer and the risks and rewards of ownership have passed based on the terms of sale. Revenue from the Company’s retail store operations is recognized upon purchase by customers at the point of sale. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management’s expectations. Sales agreements with dealers and distributors normally provide general payment terms of 30 to 120 days, depending on the product category. The Company’s standard sales agreements with its customers do not provide for any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company occasionally accepts other returns at its discretion. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of their current credit information. The Company regularly monitors its customer collections and payments and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same credit loss rates that have been experienced in the past.

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of product demand and production requirements. Demand for the Company’s products can fluctuate significantly. Factors that could affect demand for the Company’s products include: unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions, which could reduce demand for products sold by the Company and therefore could adversely affect profitability; and future terrorist acts or war, or the threat or escalation thereof, which could adversely affect consumer confidence and spending, interrupt production and distribution of product and raw materials and, as a result, adversely affect the Company’s operations and financial performance. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets

In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets.

Goodwill

The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.

Warranties

The Company provides a one-year limited warranty against manufacturer’s defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer’s defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer’s defects, and apparel is warranted for 30 days against manufacturer’s defects. The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in the prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Insurance Coverage

The Company is partially self-insured for its workers’ compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $2,267,000. The Company records a liability for the estimated cost of claims both reported and incurred but not reported based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as its actual experience dictates. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

Foreign Currency Translation

The Company has direct operations in Australia, Brazil, Continental Europe, Canada, Japan, Mexico, New Zealand, South Africa and United Kingdom, which collect at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts.

Vulnerability Due to Supplier Concentrations

The Company relies on a single source for the supply of several product components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of its source for lens blanks, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse impact on the Company’s business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner.

Vulnerability Due to Customer Concentrations

Net sales to the retail group of Luxottica S.p.A (“Luxottica”), which include Sunglass Hut locations worldwide, were approximately 14.7% and 14.0% of the Company’s net sales for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, net sales to Luxottica accounted for approximately 10.6% and 11.4% of the Company’s net sales, respectively. Luxottica is also one of the Company’s largest competitors in the sunglass and optical frame markets. Luxottica acquired Sunglass Hut in April 2001 and implemented changes that adversely affected the Company’s net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores, which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. The arrangements between the companies do not obligate Luxottica to order product from the Company. There can be no assurances as to the future of the relationship between the Company and Luxottica. In September 2003, Luxottica completed the acquisition of all the shares of Australian eyewear retailer OPSM Group Ltd (“OPSM”). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company’s products. For 2003, the Company’s net sales to OPSM prior to the acquisition were approximately AUD $1.1 million (or approximately $0.7 million in U.S.

dollars based on the average exchange rate for 2003). These sales exclude a limited amount of sales generated through the Company’s international distributors. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand (“SSNZ”), the Company’s largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations that offer some of the Company’s products. In January 2004, Luxottica entered into a definitive merger agreement with Cole National Corporation (“Cole”), one of the largest optical retailers and chain providers of managed vision care services worldwide. This merger is expected to close in the second half of 2004 pending the approval of Cole’s stockholders and its compliance with applicable antitrust requirements. The Company currently sells to a small portion of Cole’s retail locations and sales to this customer have been immaterial to the Company’s operations. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company’s financial position or results of operations.

Commitments and Contingencies

The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company’s products.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Net sales

Net sales increased to $152.0 million for the three months ended June 30, 2004 from $143.8 million for the three months ended June 30, 2003, an increase of $8.2 million, or 5.7%. Gross sales were $167.1 million in the second quarter of 2004 compared to $157.8 million for the comparable 2003 period.

Gross sunglass sales increased slightly to $110.2 million for the three months ended June 30, 2004 from $105.4 million for the three months ended June 30, 2003. Sunglass unit shipments increased 0.5%. Sunglass average selling prices increased 4.1% primarily from the effect of a weak U.S. dollar on international sales, a greater contribution from the Company’s retail store operations and a higher contribution from higher priced sunglass styles, primarily polarized versions. The increase in gross sunglass sales was driven by strong sales of polarized versions of the Company’s sunglasses, sales of the Half Jacket and Half Wire, introduced in 2002, and sales from newly introduced sunglasses such as the Dartboard, Why 8, Unknown and Zero, offsetting declines in sales of more mature sunglass products. Unit volumes for the quarter ended June 30, 2004 were lower than anticipated, as the Company experienced vendor constraints on certain components early in the quarter, limiting the Company’s ability to fulfill orders on two of the more popular 2004 new sunglass styles, Dartboard and Why 8. This adversely affected several of the Company’s larger international eyewear markets as retailers ordered fewer older sunglass styles while awaiting delivery of the new styles. As of the end of the second quarter 2004, the Company believes these production issues have been largely resolved and delivery of these styles has improved. Other factors which adversely affected sunglass sales in the second quarter of 2004 were delays in the launch of certain new styles as well as initial soft consumer reception for certain other new styles. Sunglass sales in the U.S. in the second quarter of 2004 benefited from better weather as well as an improved retail environment compared to the same 2003 period.

Gross sales from the Company’s newer product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 9.2%, or $3.4 million, to $40.1 million for the three months ended June 30, 2004 from $36.7 million for the comparable 2003 period. As a percentage of gross sales, these newer product categories accounted for 24.0% of total gross sales for the second quarter of 2004 compared to 23.2% for the second quarter of 2003. The strongest results were from the spring launch of the Company’s apparel internationally together with increased sales from the watch and prescription eyewear categories, partially offset by lower sales of the Company’s footwear products.

The Company’s U.S. net sales, excluding retail store operations, increased 1.5% to $64.1 million for the three months ended June 30, 2004 from $63.2 million for the three months ended June 30, 2003. Net sales, excluding retail operations, reflect a 12.8% increase in net sales to the Company’s largest U.S. customer, Sunglass Hut and its affiliates. Net sales to Sunglass Hut increased $2.2 million to $19.0 million for the three months ended June 30, 2004 from $16.8 million for the three months ended June 30, 2003. Additionally, net sales to the Company’s broad specialty store account base and other domestic sales increased $1.2 million or 2.6%.

Net sales from the Company’s retail store operations increased 38.2% to $18.8 million for the three months ended June 30, 2004, compared to $13.6 million for the three months ended June 30, 2003. Net sales from the Company’s retail stores reflect strong increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores. During the second quarter of 2004, the Company opened two new Oakley stores and three Iacon stores bringing the total to 30 Oakley stores and 81 Iacon stores at June 30, 2004 compared to 20 Oakley stores and 67 Iacon stores at June 30, 2003.

During the three months ended June 30, 2004, the Company’s international net sales increased 3.1%, or $2.1 million, to $69.1 million from $67.0 million for the comparable 2003 period. The weaker U.S. dollar accounted for 6.5 percentage points, or $4.3 million, of sales benefit. The Company’s operations in Japan, the rest of Asia and Latin America each achieved strong growth along with a slight increase in Europe. These increases were offset by declines in sales from operations in Australia, Canada and South Africa. Internationally, the Company experienced strong apparel sales and a slight increase in prescription eyewear sales, which were offset by a larger-than-expected decline in sales of the Company’s older sunglasses.

Gross profit

Gross profit increased to $89.7 million, or 59.0% of net sales, for the three months ended June 30, 2004 from $88.0 million, or 61.2% of net sales, for the three months ended June 30, 2003, an increase of $1.7 million, or 1.9%. The decrease in gross profit as a percentage of sales was primarily due to lower average sunglass margins, resulting from increased costs on new sunglass models and higher per unit overhead costs resulting from greater provisions for workers’ compensation expense, higher labor overtime costs and reduced production volumes. Additional factors negatively affecting gross profit were increased sales discounts, a slightly lower contribution from sunglass sales and slightly lower newer category margins due to increased sales of past season product.

Operating expenses

Operating expenses for the three months ended June 30, 2004 increased to $65.2 million from $59.5 million for the three months ended June 30, 2004, an increase of $5.7 million, or 9.6%. As a percentage of net sales, operating expenses increased slightly to 42.9% of net sales for the three months ended June 30, 2004 compared to 41.4% of net sales for the comparable period in 2003. The largest contributors to this increase are higher foreign operating expenses resulting from a weaker U.S. dollar and higher operating expenses related to the Company’s retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $1.7 million, or 29.8%, of the increase. Operating expenses included $5.6 million of expenses for the Company’s retail store operations, an increase of $1.0 million from $4.6 million for the three months ended June 30, 2003. Retail store operating expenses grew at a rate below the increase in retail store sales.

Research and development expenses increased $0.5 million to $3.9 million for the three months ended June 30, 2004 from $3.4 million for the three months ended June 30, 2003. As a percentage of net sales, research and development expenses were 2.5% of net sales for the three months ended June 30, 2004, compared to 2.3% of net sales for the three months ended June 30, 2003, primarily due to increased product design expenses, including those for the Company’s new product introduction called Oakley Thump™, a sunglass with an internally integrated MP3 music player.

Selling expenses increased $2.7 million to $39.9 million, or 26.2% of net sales, for the three months ended June 30, 2004 from $37.2 million, or 25.8% of net sales, for the three months ended June 30, 2003 of which approximately $1.1 million, or 40.7%, of this increase is due to the weakening of the U.S. dollar and $0.7 million is due to increased retail selling expenses. Itemized expenses contributing to the increase in selling expenses were $1.3 million of greater sales personnel and related benefit costs, excluding retail store operations; $0.3 million for increased sports marketing expenses; and $0.3 million for increased advertising costs.

Shipping and warehousing expenses as a percentage of net sales increased to 3.5% of net sales for the three months ended June 30, 2004 compared to 3.3% for the three months ended June 30, 2003 due to an increased mix of footwear and apparel, which carry greater freight costs, as well as increased footwear and apparel distribution costs.

General and administrative expenses increased $1.9 million to $16.2 million, or 10.6% of net sales, for the three months ended June 30, 2004, from $14.3 million, or 9.9% of net sales, for the three months ended June 30, 2003. Approximately $0.4 million of this increase was principally attributable to the weakening of the U.S. dollar and $0.3 million was due to increased general and administrative expenses for the Company’s retail store operations. Itemized expenses contributing to the increase in general and administrative expenses were $1.0 million in increased personnel and related benefit costs, including an increase in workers’ compensation reserves; $0.2 million in increased bad debt reserves; and $0.2 million in increased provisions for non-income tax items such as property and sales taxes and similar international taxes. There can be no assurance that selling expenses and general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.

Operating income

The Company’s operating income decreased to $24.4 million, or 16.1% of net sales, for the three months ended June 30, 2004 from $28.5 million, or 19.8% of net sales, for the comparable period in 2003, a decrease of $4.1 million, or 14.1%.

Interest expense, net

The Company’s net interest expense decreased to $0.2 million for the three months ended June 30, 2004 from $0.4 million for the comparable 2003 period as the Company had higher average cash balances in 2004.

Income taxes

The Company recorded a provision for income taxes of $8.2 million for the three months ended June 30, 2004, compared to $9.8 million for the three months ended June 30, 2003. The Company’s effective tax rate for the three months ended June 30, 2004 was 34%, compared to 35% for the three months ended June 30, 2003.

Net income

The Company’s net income decreased to $16.0 million for the three months ended June 30, 2004 from $18.2 million for the three months ended June 30, 2003, a decrease of $2.2 million, or 12.4%.

Six Months Ended June 30, 2004 and 2003

Net sales

Net sales increased to $279.1 million for the six months ended June 30, 2004 from $255.0 million for the six months ended June 30, 2003, an increase of $24.1 million, or 9.5%. Gross sales were $299.9 million for the first six months of 2004 compared to $275.7 million for the first six months of 2003.

Gross sunglass sales increased 3.0% to $174.2 million for the six months ended June 30, 2004 from $169.2 million for comparable 2003 period. Sunglass unit shipments declined 1.1% offset by a 4.0% increase in the average selling price primarily due to the effect of a weak U.S. dollar on international sales, a higher contribution from polarized styles that carry higher average prices and a greater contribution from the Company’s retail store operations. The increase in gross sunglass sales was driven by strong sales of polarized versions of the Company’s sunglasses, sales of the Half Jacket and Half Wire, introduced in 2002, and sales from newly introduced sunglasses such as the Dartboard, Why 8, Unknown and Zero, offsetting declines in sales of more mature products. Sunglass sales in the U.S. in the first half of 2004 benefited from better weather as well as an improved retail environment compared to the comparable 2003 period.

Gross sales from the Company’s newer product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 21.8%, or $16.5 million, to $92.2 million for the six months ended June 30, 2004 from $75.7 million for the six months ended June 30, 2003 and accounted for 30.7% of total gross sales for the six months ended June 30, 2004. The strongest results were from the apparel and prescription eyewear categories where strong spring line introductions drove sales increases and increased watch sales, partially offset by lower sales of the Company’s footwear products.

The Company’s U.S. net sales, excluding the Company’s retail store operations, increased 0.9% to $110.9 million in the first six months of 2004 from $109.9 million in the first six months of 2003, as a result of a 1.5% increase in net sales to the Company’s broad specialty store account base and other domestic sales. This increase was partially offset by a 1.2% decline in sales to the Company’s largest U.S. customer, Sunglass Hut, which were $24.0 million for the six months ended June 30, 2004, down from $24.3 million for the six months ended June 30, 2003. This decrease reflects the first quarter effect of Sunglass Hut’s efforts to attain a more efficient Oakley inventory level at their distribution center and a seasonal increase in purchases in the second quarter of 2004.

Net sales from the Company’s retail store operations increased to $32.5 million for the six months ended June 30, 2004, compared to $22.5 million for the six months ended June 30, 2003, an increase of $10.0 million, or 44.4%. Net sales from the Company’s retail stores reflect an increase in stores and strong increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores. During the six months ended June 30, 2004, the Company opened three new Oakley stores and five new Iacon stores. At June 30, 2004, the Company operated 30 Oakley stores and 81 Iacon stores compared to 20 Oakley stores and 67 Iacon stores at June 30, 2003.

During the six months ended June 30, 2004, the Company’s international net sales increased 10.7%, or $13.1 million, to $135.7 million from $122.6 million during the first six months of 2003. The weaker U.S. dollar accounted for 9.6 percentage points, or $11.8 million, of this increase. The Company’s operations in Europe, Latin America, Japan, and the rest of Asia each achieved growth, which was partially offset by declines in the South Pacific and South Africa. Internationally, apparel, prescription eyewear, watch and goggle categories all experienced sales growth, which was offset by a decline in sales of the Company’s older sunglasses and footwear products.

Gross profit

Gross profit increased to $158.5 million, or 56.8% of net sales, for the six months ended June 30, 2004 from $147.4 million, or 57.8% of net sales, for the six months ended June 30, 2003, an increase of $11.1 million, or 7.5%. The decrease in gross profit as a percentage of net sales was due to lower average sunglass margins resulting from increased costs on new sunglass models and increased overhead costs, including greater provisions for workers’ compensation expenses and higher labor overtime costs, and a lower mix of sunglass sales. These negative factors were partially offset by the positive effects of a weaker U.S. dollar and increased margins on footwear and apparel.

Operating expenses

Operating expenses increased to $127.3 million for the six months ended June 30, 2004 from $113.6 million for the six months ended June 30, 2003, an increase of $13.7 million, or 12.0%. As a percentage of net sales, operating expenses increased to 45.6% of net sales for the six months ended June 30, 2004 compared to 44.6% of net sales for the comparable period in 2003. The largest contributors to this increase were higher foreign operating expenses resulting from a weaker U.S. dollar and higher operating expenses related to the Company’s expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, contributed approximately $5.1 million, or 37.2%, of the increase. Operating expenses included $10.8 million of expenses for the Company’s retail store operations, an increase of $2.5 million from $8.3 million for the six months ended June 30, 2003. Retail store operating expenses grew at a rate below the increase in retail store sales.

Research and development expenses increased $0.5 million to $7.6 million, or 2.7% of net sales, for the six months ended June 30, 2004, from $7.1 million, or 2.8% of net sales, for the six months ended June 30, 2003.

Selling expenses increased $8.1 million to $77.0 million for the six months ended June 30, 2004, from $68.9 million for the six months ended June 30, 2003 of which $3.3 million, or 40.7% of this increase, was attributable to the weakening of the U.S. dollar and $1.7 million was due to increased retail selling expenses. As a percentage of net sales, selling expenses increased to 27.6% of net sales for the 2004 period compared to 27.0% for the comparable period in 2003. Itemized expenses contributing to the increase in selling expenses were $3.0 million in increased sales personnel and related benefit costs, excluding retail store operations; $1.1 million for increased sports marketing expenses; $0.7 million in increased sales commissions; and $0.8 million for increased travel and trade show expenses.

Shipping and warehousing expenses increased $1.6 million to $10.8 million for the six months ended June 30, 2004, from $9.2 million for the six months ended June 30, 2003. As a percentage of net sales, shipping expenses increased to 3.9% of net sales for the first half of 2004 compared to 3.6% for the comparable prior year period due to greater sales of the Company’s footwear and apparel products, which carry greater shipping costs, as well as increased footwear and apparel distribution costs.

General and administrative expenses increased $3.4 million to $31.9 million, or 11.4% of net sales, for the six months ended June 30, 2004, from $28.5 million, or 11.2% of net sales, for the six months ended June 30, 2003. Approximately $1.1 million, or 32.4%, of this increase was principally attributable to the weakening of the U.S. dollar and $0.8 million was due to increased general and administrative expense for the Company’s retail store operations. Itemized expenses contributing to the increase in general and administrative expenses were $1.9 million in greater personnel and related benefit costs, including a significant increase in vacation and workers’ compensation reserves; $0.4 million in greater provisions for non-income tax items such as property and sales taxes and similar international taxes; and $0.3 million in increased professional fees due to greater internal audit fees and fees associated with the Company’s Sarbanes-Oxley compliance. There can be no assurance that selling expenses and general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.

Operating income

The Company’s operating income decreased to $31.2 million for the six months ended June 30, 2004 from $33.8 million for the six months ended June 30, 2003, a decrease of $2.6 million. As a percentage of net sales, operating income decreased to 11.2% for the six months ended June 30, 2004 from 13.2% for the six months ended June 30, 2003.

Interest expense, net

The Company’s net interest expense decreased to $0.6 million for the six months ended June 30, 2004 from $0.8 million for the comparable 2003 period as the Company had higher average cash balances in 2004.

Income taxes

The Company recorded a provision for income taxes of $10.4 million for the six months ended June 30, 2004 compared to $11.5 million for the six months ended June 30, 2003. The Company’s effective tax rate for the six months ended June 30, 2004 was 34%, compared to 35% for the six months ended June 30, 2003.

Net income

The Company’s net income decreased to $20.2 million for the six months ended June 30, 2004 from $21.4 million for the six months ended June 30, 2003, a decrease of $1.2 million, or 5.8%.

Liquidity and Capital Resources

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $20.6 million for the six months ended June 30, 2004 compared to $27.1 million for the comparable period in 2003. At June 30, 2004, working capital was $184.7 million compared to $143.7 million at June 30, 2003, a 28.5% increase. Working capital may vary from time to time as a result of seasonality, newer product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowances, were $90.8 million at June 30, 2004 compared to $78.0 million at December 31, 2003 and $88.8 million at June 30, 2003, with accounts receivable days outstanding at June 30, 2004 of 54 compared to 56 at June 30, 2003. Receivables grew 2.2% over the prior year. Inventories increased to $109.5 million at June 30, 2004 compared to $98.7 million at December 31, 2003 and $103.7 million at June 30, 2003. Quarterly inventory turns were 2.3 at June 30, 2004 compared to 2.2 at June 30, 2003. Inventories grew 5.6% over the prior year.

Capital Expenditures

Capital expenditures, net of retirements, for the six months ended June 30, 2004 were $11.6 million, which included $2.5 million for retail store operations. As of June 30, 2004, the Company had commitments of approximately $0.5 million for future capital expenditures. For 2004, management expects total capital expenditures to be approximately $33 million.

Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of $20 million of the Company’s common stock to occur from time to time as market conditions warrant. Under this program, the Company had purchased 976,100 shares of its common stock at an aggregate cost of approximately $10.6 million, or an average cost of $10.88 per share. During the second quarter of 2004, the Company repurchased 146,500 shares at an average price share price of approximately $13.72. As of June 30, 2004, approximately $9.3 million remains available for repurchases under the current authorization, with total common shares outstanding of 68,406,644. The Company intends to remain active with its share repurchase program should the right market conditions exist.

Credit Facilities

The Company’s unsecured line of credit with a bank syndicate allows for borrowings up to $75 million and matures in August 2004. The line of credit bears interest at either LIBOR or IBOR plus 0.75% (2.12% at June 30, 2004) or the bank’s prime lending rate minus 0.25% (3.75% at June 30, 2004). At June 30, 2004, the Company did not have any balance outstanding under such facility. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2004, the Company was in compliance with all restrictive covenants and financial ratios. The Company has received a commitment from its current bank syndicate for a new three-year line of credit with similar terms and conditions. The documentation and execution of the new line of credit agreement is expected to be completed in August 2004. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.73% to 6.20%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.60% to 12.50%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $23 million, of which $15.2 million was outstanding at June 30, 2004.

The Company also has a real estate term loan with an outstanding balance of $12.5 million at June 30, 2004, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.31% at June 30, 2004). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of June 30, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.6 million.

Note Payable

As of June 30, 2004, the Company also has a note payable in the amount of $1.4 million, net of discounts, in connection with its acquisition of Iacon. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.

Contractual Obligations and Commitments

The following table gives additional guidance related to the Company’s future obligations and commitments as of June 30, 2004:

	July 1 -
	Dec. 31, 2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Lines of credit	$15,199	$—	$—	$—	$—	$—
Long-term debt	759	1,519	1,519	8,731	—	—
Note payable	500	500	500	—	—	—
Letters of credit	5,905	—	—	—	—	—
Operating leases	7,619	14,398	13,242	11,969	10,959	32,458
Endorsement contracts	3,176	2,844	3	2	—	—
Capital expenditure purchase commitments	541	—	—	—	—	—

	$33,699	$19,261	$15,264	$20,702	$10,959	$32,458

The Company believes that existing capital, anticipated cash flow from operations, and current and potential future credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

Recent Developments

On July 12, 2004, the Company announced the introduction of Oakley Thump™, the world’s first performance eyewear combining patented optics with an internally integrated MP3 music player. The Company will launch Oakley Thump™ in December for the 2004 holiday season under an exclusive distribution arrangement with Circuit City Stores, Inc. for the consumer electronics channel. Additionally, Oakley Thump™ will be offered in the Company’s own retail stores, online at Oakley.com and through limited specialty retailers. The Company expects that the launch of Oakley Thump™ will have a significant sales and earnings contribution in its fourth quarter.

Seasonality

Historically, the Company’s aggregate sales have been highest in the period from March to September, the period during which sunglass use is typically highest in the northern hemisphere. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, sales of other products, which generate gross profits at lower levels than sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to the Company’s gross profit in the second quarter, which historically has been the highest of the year. Although the Company’s business generally follows this seasonal trend, newer product category introductions, such as apparel, footwear and watches, and the Company’s retail store operations and international expansion have partially mitigated the impact of seasonality.

Backlog

Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At June 30, 2004, the Company had a backlog of $74.4 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $12.5 million, compared to a backlog of $66.5 million, including backorders of $6.5 million, at June 30, 2003. The 11.9% increase in backlog reflects large increases in orders for apparel and sunglasses, modest increases in goggles and a substantial decline in footwear. Increases in orders from Luxottica represent a significant portion of the increased sunglass orders.

Inflation

The Company does not believe inflation has had a material impact on the Company’s operations in the past, although there can be no assurance that this will be the case in the future.

GAAP and Non-GAAP Financial Measures

This document includes a discussion of gross sales and components thereof, each of which may be a non-GAAP financial measure. The Company believes that use of this financial measure allows management and investors to evaluate and compare the Company’s operating results in a more meaningful and consistent manner. As required by Item 10 of Regulation S-K, a reconciliation of these measures is as follows:

Reconciliation of Gross Sales to Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)
Gross sales	$167,080	$157,821	$299,879	$275,699
Discounts and returns	15,080	13,980	20,743	20,668

Net sales	$152,000	$143,841	$279,136	$255,031

Forward-Looking Statements

This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: risks related to the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica, which owns Sunglass Hut and is a major competitor and, accordingly, could materially alter or terminate its relationship with the Company; the Company’s ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakness of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate acquisitions without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where substantially all of the companies operations are based; the Company’s ability to identify and execute successfully cost control initiatives; and other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2003 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this document. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign currency — The Company has direct operations in Australia, Brazil, Continental Europe, Canada, Japan, Mexico, New Zealand, South Africa and United Kingdom, which collect at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company’s derivatives were designated and qualified as cash flow hedges at June 30, 2004.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at June 30, 2004:

	U.S. Dollar		Fair
	Equivalent	Maturity	Value
		(in thousands)
Forward Contracts:
Australian dollar	$4,139	Jul. 2004 – Dec. 2004	$114
Australian dollar	4,139	Jan. 2005 – Jun. 2005	251
British pound	16,882	Jul. 2004 – Dec. 2004	(1,785)
British pound	22,600	Feb. 2005 – Dec. 2005	(108)
Canadian dollar	7,435	Jul. 2004 – Dec. 2004	(573)
Canadian dollar	11,897	Jan. 2005 – Sep. 2005	(171)
Euro	18,871	Jul. 2004 – Dec. 2004	(1,818)
Euro	24,283	Jan. 2005 – Dec. 2005	(306)
Japanese yen	7,849	Sep. 2004 – Dec. 2004	(605)
Japanese yen	6,926	Mar. 2005 – Dec. 2005	69
South African rand	1,599	Sep. 2004 – Dec. 2004	(365)
South African rand	1,758	Mar. 2005 – Jun. 2005	(137)

	$128,378		$(5,434)

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 2004, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Interest Rates – The Company’s principal line of credit, with no outstanding balance at June 30, 2004, bears interest at either LIBOR or IBOR plus 0.75% or the bank’s prime lending rate minus 0.25%. Based on the weighted average interest rate of 3.75% on the line of credit during the three months ended June 30, 2004, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, net income would be reduced by approximately $2,500 per year.

The Company’s long-term real estate loan, with a balance of $12.5 million outstanding at June 30, 2004, bears interest at LIBOR plus 1.00%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company’s risk of fluctuations in the variable rate of this long-term debt. At June 30, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.6 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In September 2002, the Company’s Board of Directors authorized the repurchase of $20 million of the Company’s common stock to occur from time to time as market conditions warrant. The Company intends to remain active with its share repurchase program should the right market conditions exist.

The following table sets forth the purchases of equity securities made by the issuer and affiliated purchasers for the quarter ended June 30, 2004:

(d)
	(a)		(c)	Approximate
	Total	(b)	Total number of	dollar value of
	number of	Average	shares purchased as	shares that may
	shares	price paid	part of publicly	yet be purchased
Period	purchased	per share	announced program	under the program
April 1 – 30, 2004	45,000	$13.98	874,600	$10,732,000
May 1 – 31, 2004	101,500	$13.66	976,100	$9,346,000

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security-Holders

(a)	The Registrant’s Annual Meeting of Shareholders was held on June 4, 2004.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement to elect six Directors. All such nominees were elected.

Item 4. Submission of Matters to a Vote of Security-Holders (cont’d)

(c)	The matters voted at the meeting and the results were as follows:

(1)	To elect six directors to serve as such until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	For	Withheld
Director #1 – Jim Jannard	67,204,878	201,233
Director #2 – Link Newcomb	67,292,037	114,074
Director #3 – Abbott Brown	59,326,019	8,080,092
Director #4 – Lee Clow	67,161,444	244,667
Director #5 – Tom Davin	66,289,183	1,116,928
Director #6 – Irene Miller	59,332,385	8,073,726

(2)	To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2004.

For	Against	Abstain
57,557,551	9,829,809	18,749

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     The following exhibits are included herein:

3.1	(1)	Articles of Incorporation of the Company

3.2	(2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3	(3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

31.1	(4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits (cont’d)

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

(2)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)	Filed herewith.

(b)	Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2004.

     The Company furnished a Current Report on Form 8-K, dated April 22, 2004, in connection with the press release issued by the Company on April 21, 2004 announcing its financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.

August 2, 2004	/s/ Jim Jannard

Jim Jannard
Chief Executive Officer

August 2, 2004	/s/ Thomas George

Thomas George
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002