Form 10-Q
period 2004-09-30
OAKLEY INC
filed 2004-11-09
CIK 946356

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-13848

Oakley, Inc.

(Exact name of registrant as specified in its charter)

Washington	95-3194947
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Icon Foothill Ranch, California	92610
(Address of principal executive offices)	(Zip Code)

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

          As of November 3, 2004, there were 68,046,024 shares of common stock outstanding, par value $0.01 per share.

Oakley, Inc.
Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,943	$49,211
Accounts receivable, less allowances of $7,915 (2004) and $9,672 (2003)	93,041	77,989
Inventories, net (Note 3)	115,582	98,691
Other receivables	2,925	3,368
Deferred income taxes	9,948	9,965
Prepaid expenses and other assets	8,154	8,062

Total current assets	280,593	247,286
Property and equipment, net (Note 7)	150,345	153,583
Deposits	1,741	2,139
Deferred income taxes	765	781
Goodwill	24,360	24,609
Other assets	6,554	6,486

TOTAL ASSETS	$464,358	$434,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit (Note 7)	$17,255	$14,039
Accounts payable	19,165	26,837
Accrued expenses and other current liabilities (Note 5)	37,091	36,984
Accrued warranty (Note 6)	2,817	2,921
Dividend payable	10,208	—
Income taxes payable	8,814	9,954
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	97,369	92,754
Deferred income taxes	5,393	2,884
Long-term debt, net of current portion	11,555	12,642
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,055,000 (2004) and 67,948,000 (2003) issued and outstanding	677	679
Additional paid-in capital	28,929	31,126
Retained earnings	318,321	296,970
Accumulated other comprehensive income (loss)	2,114	(2,171)

Total shareholders’ equity	350,041	326,604

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$464,358	$434,884

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$148,170	$144,963	$427,306	$399,994
Cost of goods sold	64,012	62,471	184,684	170,117

Gross profit	84,158	82,492	242,622	229,877
Operating expenses:
Research and development	4,246	3,643	11,816	10,733
Selling	41,160	38,039	118,123	106,890
Shipping and warehousing	5,056	4,855	15,856	14,006
General and administrative	16,223	14,827	48,169	43,364

Total operating expenses	66,685	61,364	193,964	174,993

Operating income	17,473	21,128	48,658	54,884
Interest expense, net	241	334	841	1,106

Income before provision for income taxes	17,232	20,794	47,817	53,778
Provision for income taxes	5,859	7,278	16,258	18,822

Net income	$11,373	$13,516	$31,559	$34,956

Basic net income per common share	$0.17	$0.20	$0.46	$0.51

Basic weighted average common shares	68,184,000	67,929,000	68,070,000	68,030,000

Diluted net income per common share	$0.17	$0.20	$0.46	$0.51

Diluted weighted average common shares	68,558,000	68,331,000	68,912,000	68,252,000

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$11,373	$13,516	$31,559	$34,956
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	456	(842)	4,659	(3,231)
Foreign currency translation adjustment, net of tax	1,620	652	(374)	4,900

Other comprehensive income (loss), net of tax	2,076	(190)	4,285	1,669

Comprehensive income	$13,449	$13,326	$35,844	$36,625

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,559	$34,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,777	22,873
Provision for bad debt expense	1,168	1,195
Compensatory stock options and restricted stock expense	635	6
Loss on disposition of equipment	292	1,900
Deferred income taxes, net	1,137	2,778
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(16,575)	(25,491)
Inventories	(17,451)	(13,518)
Other receivables	405	1,969
Prepaid expenses and other	(128)	(594)
Deposits	362	406
Accounts payable	(7,655)	(2,980)
Accrued expenses and other current liabilities	6,604	4,498
Accrued warranty	(100)	(207)
Income taxes payable	(1,181)	10,468

Net cash provided by operating activities	22,849	38,259
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(20,327)	(23,446)
Proceeds from sale of property and equipment	279	154
Acquisitions of businesses	—	(430)
Other assets	(1,436)	(996)

Net cash used in investing activities	(21,484)	(24,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	4,286	17,756
Repayments of bank borrowings	(1,670)	(23,539)
Net proceeds from issuance of common shares	3,089	274
Repurchase of common shares	(5,923)	(4,491)

Net cash used in financing activities	(218)	(10,000)
Effect of exchange rate changes on cash	585	(3,409)

Net increase in cash and cash equivalents	1,732	132
Cash and cash equivalents, beginning of period	49,211	22,248

Cash and cash equivalents, end of period	$50,943	$22,380

Supplemental disclosure of non-cash transactions:
During the quarter ended September 30, 2004, the Company declared and accrued a regular annual cash dividend of $0.15 per share payable to shareholders of record as of the close of business on October 15, 2004	$10,208	$—

During the quarter ended September 30, 2003, the Company declared and accrued an initial cash dividend of $0.14 per share payable to shareholders of record as of the close of business on October 15, 2003	$—	$9,510

See accompanying Notes to Consolidated Financial Statements

Oakley, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oakley, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of September 30, 2004, the consolidated statements of income, comprehensive income and cash flows for the three- and nine-month periods ended September 30, 2004 and 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10K. The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results of operations for the entire year ending December 31, 2004.

Note 2 – Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in accounting for stock-based awards as of the beginning of fiscal 1995.

Stock Options

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including, among others, future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Stock volatility	37.1%	56.9%	36.1%	50.3%
Risk-free interest rate	3.0%	1.8%	2.7%	2.4%
Expected dividend yield	1.3%	1.3%	1.1%	1.7%
Expected life of option	4.0 years	2.4 years	4.0 years	3.8 years

If the computed fair value of stock option awards during the three and nine months ended September 30, 2004 and 2003 had been amortized to expense over the vesting periods of the awards, net income would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income:
As reported	$11,373	$13,516	$31,559	$34,956
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(900)	(862)	(2,505)	(2,609)

Pro forma	$10,473	$12,654	$29,054	$32,347

Basic net income per share:
As reported	$0.17	$0.20	$0.46	$0.51
Pro forma	$0.15	$0.19	$0.43	$0.48
Diluted net income per share:
As reported	$0.17	$0.20	$0.46	$0.51
Pro forma	$0.15	$0.19	$0.42	$0.47

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. During the three months ended September 30, 2004, a total of 15,000 restricted stock shares were granted to the Company’s non-employee members of the Board of Directors at a weighted-average fair value of $11.83 per share. For the nine months ended September 30, 2004, a total of 312,500 restricted stock shares were granted to employees, the Board of Directors and a consultant of the Company at a weighted average fair value of $14.98 per share. The Company expenses the value of its restricted stock over the estimated or scheduled vesting period of the stock based upon the market value on the date of the grant. During the three and nine months ended September 30, 2004, the Company recognized approximately $280,000 and $623,000, respectively, of expense related to these restricted stock grants.

Note 3 – Inventories

Inventories consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Raw materials	$29,991	$21,310
Finished goods	85,591	77,381

	$115,582	$98,691

Note 4 – Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Under SFAS No. 142, goodwill and non-amortizing intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates that goodwill or intangible assets may be impaired. As of September 30, 2004, no events have occurred that indicate that goodwill or non-amortizing intangible assets may be impaired.

Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of September 30, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Covenants not to compete	$4,284	$2,824	$4,284	$2,452
Distribution rights	3,567	1,844	3,567	1,615
Patents	3,740	1,945	3,740	1,689
Other identified intangible assets	874	343	877	238

Total	$12,465	$6,956	$12,468	$5,994

Intangible assets other than goodwill are amortized by the Company using estimated useful lives of five to 15 years and no residual values. Intangible amortization expense for the three and nine months ended September 30, 2004 was approximately $321,000 and $962,000, respectively, and is estimated to be, based on intangible assets at September 30, 2004, approximately $1,284,000 for fiscal 2004. Annual estimated amortization expense, based on the Company’s intangible assets at September 30, 2004, is as follows:

Year ending
December 31,	(in thousands)
2005	$1,284
2006	1,225
2007	869
2008	762
2009	561

Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
	(in thousands)
Balance, December 31, 2003	$1,574	$—	$14,460	$8,575	$24,609
Additions / adjustments:
Changes due to foreign exchange rates	—	—	(249)	—	(249)

Balance, September 30, 2004	$1,574	$—	$14,211	$8,575	$24,360

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Accrued employee compensation and benefits	$16,973	$14,188
Derivative contracts (Note 9)	5,441	12,784
Other liabilities	14,677	10,012

	$37,091	$36,984

Note 6 – Accrued Warranty

The Company provides a one-year limited warranty against manufacturer’s defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer’s defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer’s defects, and apparel is warranted for 30 days against manufacturer’s defects. The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.

Warranty liability activity for the nine months ended September 30 was as follows:

	2004	2003
	(in thousands)
Balance as of January 1,	$2,921	$3,537
Warranty claims and expenses	(2,802)	(3,094)
Provisions for warranty expense	2,702	2,862
Changes due to foreign currency translation	(4)	25

Balance as of September 30,	$2,817	$3,330

Note 7 – Financing Arrangements

Line of Credit - In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either LIBOR or IBOR plus 0.75% (2.59% at September 30, 2004) or the bank’s prime lending rate minus 0.25% (3.75% at September 30, 2004). At September 30, 2004, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 2004, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.74% to 6.13%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.60% to 11.00%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $24.0 million, of which $17.3 million was outstanding at September 30, 2004.

Long-Term Debt - The Company has a real estate term loan with an outstanding balance of $12.1 million at September 30, 2004, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.79% at September 30, 2004). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of September 30, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.7 million.

As of September 30, 2004, the Company also has a note payable in the amount of $1.4 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.

Note 8 – Commitments and Contingencies

Indemnities, Commitments and Guarantees - During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Litigation - The Company is a party to various claims, complaints and litigation incidental to the Company’s business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse impact on the accompanying consolidated financial statements.

Note 9 – Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of the Company’s ten-year real estate term loan. As of September 30, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $659,000. At September 30, 2004, all of the Company’s derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $4.3 million of losses over the next twelve months. The Company hedges forecasted transactions that are determined probable to occur before the end of the subsequent fiscal year.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three and nine months ended September 30, 2004, the Company recognized losses of $1.9 million and $5.9 million, net of taxes, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

The following is a summary of the foreign exchange contracts by currency at September 30, 2004:

	U.S. Dollar		Fair
	Equivalent	Maturity	Value
	(in thousands)
Forward Contracts:
Australian dollar	$2,150	Oct. 2004 – Dec. 2004	$92
Australian dollar	8,601	Jan. 2005 – Dec. 2005	(29)
British pound	7,830	Oct. 2004 – Dec. 2004	(824)
British pound	22,506	Feb. 2005 – Dec. 2005	(109)
Canadian dollar	3,544	Oct. 2004 – Dec. 2004	(363)
Canadian dollar	17,718	Jan. 2005 – Dec. 2005	(1,122)
Euro	10,479	Oct. 2004 – Dec. 2004	(1,253)
Euro	24,779	Jan. 2005 – Dec. 2005	(782)
Japanese yen	4,060	Dec. 2004	(268)
Japanese yen	6,766	Mar. 2005 – Dec. 2005	190
South African rand	934	Dec. 2004	(200)
South African rand	2,024	Mar. 2005 – Sep. 2005	(114)

	$111,391		$(4,782)

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 2004, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 10 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended September 30, 2004 and 2003, the diluted weighted average common shares outstanding included 374,000 and 402,000, respectively, of dilutive stock options. For the nine months ended September 30, 2004 and 2003, the diluted weighted average common shares outstanding included 680,000 and 222,000, respectively, of dilutive stock options.

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

The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	September 30,	December 31,
	2004	2003
	(in thousands)
Unrealized loss on foreign currency cash flow hedges, net of tax	$(3,136)	$(7,609)
Unrealized loss on interest rate swap, net of tax	(420)	(606)
Equity adjustment from foreign currency translation, net of tax	5,670	6,044

	$2,114	$(2,171)

Note 12 – Segment Information

The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally, together with all direct consumer sales other than those through Company-owned U.S. retail store operations. The U.S. retail segment reflects the operations of the Company-owned specialty retail stores located throughout the United States, including the operations of its Iacon subsidiary. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income for the Company’s wholesale operations include Oakley product sales to its subsidiaries at transfer price and other intercompany corporate charges. Segment net sales and operating income for the Company’s U.S. retail operations include Oakley product sales to its Iacon subsidiary at transfer price, and sales to the Company’s retail stores at cost. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.

Financial information for the Company’s reportable segments for the three- and nine-month periods is as follows:

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Three months ended September 30, 2004
Net sales	$134,356	$18,797	$(4,983)	$148,170
Operating income	14,537	2,636	300	17,473
Identifiable assets	433,817	41,646	(11,105)	464,358
Acquisitions of property and equipment	6,759	1,428	—	8,187
Depreciation and amortization	7,131	758	—	7,889

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Three months ended September 30, 2003
Net sales	$133,642	$14,970	$(3,649)	$144,963
Operating income	19,166	1,886	76	21,128
Identifiable assets	404,854	37,360	(10,582)	431,632
Acquisitions of property and equipment	4,237	2,175	—	6,412
Depreciation and amortization	7,154	566	—	7,720

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Nine months ended September 30, 2004
Net sales	$388,107	$51,330	$(12,131)	$427,306
Operating income	42,763	5,743	152	48,658
Identifiable assets	433,817	41,646	(11,105)	464,358
Acquisitions of property and equipment	16,445	3,882	—	20,327
Depreciation and amortization	21,635	2,142	—	23,777

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Nine months ended September 30, 2003
Net sales	$371,781	$37,501	$(9,288)	$399,994
Operating income	51,944	3,085	(145)	54,884
Identifiable assets	404,854	37,360	(10,582)	431,632
Acquisitions of property and equipment	18,072	5,374	—	23,446
Depreciation and amortization	21,258	1,615	—	22,873

The following table sets forth sales for the three- and nine-month periods by segment:

			Total
	Wholesale	U.S. Retail	consolidated
	(in thousands)
Three months ended September 30, 2004
Sales to third parties	$129,373	$18,797	$148,170
Inter-segment revenue	4,983	—	4,983

Gross sales	134,356	18,797	153,153
Less: eliminations	(4,983)	—	(4,983)

Total consolidated net sales	$129,373	$18,797	$148,170

			Total
	Wholesale	U.S. Retail	consolidated
Three months ended September 30, 2003
Sales to third parties	$129,993	$14,970	$144,963
Inter-segment revenue	3,649	—	3,649

Gross sales	133,642	14,970	148,612
Less: eliminations	(3,649)	—	(3,649)

Total consolidated net sales	$129,993	$14,970	$144,963

			Total
	Wholesale	U.S. Retail	consolidated
Nine months ended September 30, 2004
Sales to third parties	$375,976	$51,330	$427,306
Inter-segment revenue	12,131	—	12,131

Gross sales	388,107	51,330	439,437
Less: eliminations	(12,131)	—	(12,131)

Total consolidated net sales	$375,976	$51,330	$427,306

			Total
	Wholesale	U.S. Retail	consolidated
Nine months ended September 30, 2003
Sales to third parties	$362,493	$37,501	$399,994
Inter-segment revenue	9,288	—	9,288

Gross sales	371,781	37,501	409,282
Less: eliminations	(9,288)	—	(9,288)

Total consolidated net sales	$362,493	$37,501	$399,994

Note 13 – New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) and in December 2003, issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities — An Interpretation of APB No. 51” (“FIN No. 46 (R)”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“APB No. 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material impact on the Company’s financial position or results of operations because the Company is not the beneficiary of any variable interest entities.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations

The following discussion includes the operations of Oakley, Inc. and its subsidiaries (the “Company”) for each of the periods discussed.

Overview

Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company sells its products worldwide, in over 100 countries. In the United States, the Company’s products are sold through a carefully selected base of accounts that fluctuates between 8,400 and 9,200, with approximately 14,500 to 15,600 locations depending on seasonality of summer and winter products. The store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow and golf shops, and motorcycle, athletic footwear and sporting goods stores and limited department store distribution. The Company also operates 32 Oakley retail stores in the United States that offer a full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 80 sunglass specialty retail stores at September 30, 2004.

Internationally, the Company sells its products through its direct offices in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom. Additionally, in those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company’s products either exclusively or with complementary products and agree to comply with the marketing philosophy and practices of the Company. Sales to the Company’s distributors are denominated in U.S. dollars. The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. The Company and its subsidiaries use foreign exchange contracts in the form of forward contracts to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates.

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

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of product demand and production requirements. Demand for the Company’s products can fluctuate significantly. Factors that could affect demand for the Company’s products include: unanticipated changes in general market conditions and consumer preferences or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions, which could reduce demand for products sold by the Company and therefore could adversely affect profitability; and future terrorist acts or war, or the threat or escalation thereof, which could adversely affect consumer confidence and spending, interrupt production and distribution of product and raw materials and, as a result, could adversely affect the Company’s operations and financial performance. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets

In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount, and impairments, if any, are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets.

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

Warranties

The Company provides a one-year limited warranty against manufacturer’s defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer’s defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer’s defects, and apparel is warranted for 30 days against manufacturer’s defects. The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.

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

Insurance Coverage

The Company is partially self-insured for its workers’ compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability for claims incurred during the period of $2,265,000. The Company records a liability for the estimated cost of claims both reported and incurred but not reported based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust these estimates as its actual experience dictates. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

Foreign Currency Translation

The Company has direct operations in Australia, Brazil, Continental Europe, Canada, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts.

Vulnerability Due to Supplier Concentrations

The Company relies on a single source for the supply of several product components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of its source for lens blanks, the Company has identified an alternate source that may be available, and may also manufacture some portion of its lenses directly. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse impact on the Company’s business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner. If the Company were to lose the source for its lens blanks or other critical materials, it could have a materially adverse effect on the Company’s business.

Vulnerability Due to Customer Concentrations

Net sales to the retail group of Luxottica Group S.p.A (“Luxottica”), which include Sunglass Hut locations worldwide, were approximately 3.6% and 6.0% of the Company’s net sales for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, net sales to Luxottica accounted for approximately 8.2% and 9.5% of the Company’s net sales, respectively. Luxottica is also one of the Company’s largest competitors in the sunglass and optical frame markets. Luxottica acquired Sunglass Hut in April 2001 and implemented changes that adversely affected the Company’s net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores, which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. The Company has had discussions with Luxottica during 2004 regarding a new contract; however, there is no resolution at this time. The current arrangements between the companies do not obligate Luxottica to order product from the Company. There can be no assurances as to the future of the relationship between the Company and Luxottica or as to the likelihood that a new contract will be agreed to by the parties. In September 2003, Luxottica completed the acquisition of all the shares of Australian eyewear retailer OPSM Group Ltd (“OPSM”). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company’s products. For 2003, the Company’s net sales to OPSM prior to the acquisition were approximately AUD $1.1 million (or approximately $0.7 million in U.S. dollars based on the average exchange rate for 2003). These sales exclude a limited amount of sales generated through the Company’s international distributors. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand (“SSNZ”), the Company’s largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations that offer some of the Company’s products. In October 2004, Luxottica completed its acquisition of Cole National Corporation (“Cole”), one of the largest optical retailers and chain providers of managed vision care services worldwide. The Company currently sells to a small portion of Cole’s retail locations and sales to this customer have been immaterial to the Company’s operations. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company’s financial position or results of operations.

Commitments and Contingencies

The Company has entered into operating leases, primarily for facilities and retail stores, and has commitments under endorsement contracts with selected athletes and others who endorse the Company’s products.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Net sales

Net sales increased to $148.2 million for the three months ended September 30, 2004 from $145.0 million for the three months ended September 30, 2003, an increase of $3.2 million, or 2.2%. Gross sales were $153.9 million in the third quarter of 2004 compared to $155.3 million for the comparable 2003 period.

Gross sunglass sales decreased 9.0% to $70.7 million for the three months ended September 30, 2004 from $77.7 million for the three months ended September 30, 2003. Sunglass unit shipments decreased 10.7%. A weak retail environment in Europe and the South Pacific regions and a wet summer in Europe, coupled with increased competitive pressure from competing fashion brands in some markets, contributed to this decline in sunglass sales. The quarter also reflected a significant decline in sunglass sales to Luxottica. Sunglass average selling prices increased 1.9% primarily as a result of a greater contribution from the Company’s retail store operations, the favorable effect of a weak U.S. dollar on international sales, and a higher contribution from higher priced sunglass styles, primarily polarized versions. These favorable factors were partially offset by a lower contribution to total sunglasses from international sales that typically carry higher average selling prices. The strongest contributors to gross sunglass sales were polarized versions of the Company’s sunglasses and the Half Jacket, followed by sales from newly introduced sunglasses such as the Dartboard, Why 8, Unknown, Hatchet and Zero, offsetting declines in sales of more mature sunglass products. During the quarter ended September 30, 2004, the Company entered into an exclusive worldwide license agreement with Fox Racing, Inc. (“Fox”) for the design, manufacturing, marketing and distribution of a line of eyewear and goggles to be released in 2005 under the Fox trademarks.

Gross sales from the Company’s newer product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 7.1%, or $3.6 million, to $54.2 million for the three months ended September 30, 2004 from $50.6 million for the comparable 2003 period. As a percentage of gross sales, these newer product categories accounted for 35.2% of total gross sales for the third quarter of 2004 compared to 32.6% for the third quarter of 2003. The strongest results were from the fall launch of the Company’s apparel and accessory products together with increased sales from the prescription eyewear categories and modest increases in watch sales, partially offset by lower sales of the Company’s footwear products. During the quarter ended September 30, 2004, the Company announced the introduction of Oakley Thump™, the world’s first performance eyewear combining patented optics with an internally integrated MP3 music player. The Company will launch Oakley Thump™ in the fourth quarter of 2004 for the upcoming holiday season under an exclusive distribution arrangement with Circuit City Stores, Inc. for the domestic consumer electronics channel. Additionally, Oakley Thump™ will be offered in the Company’s own retail stores, online at Oakley.com and through limited specialty retailers. Although the

Company currently expects that the launch of Oakley Thump™ will have a significant positive sales and earnings contribution in its fourth quarter, there can be no assurance that Oakley Thump™ will be well received by consumers and therefore no assurance that Oakley Thump™ will contribute significantly to future years’ results.

The Company’s U.S. net sales, excluding retail store operations, increased 1.1% to $55.9 million for the three months ended September 30, 2004 from $55.3 million for the three months ended September 30, 2003. Net sales, excluding retail operations, reflect a 44.4% decrease in net sales to the Company’s largest U.S. customer, Sunglass Hut and its affiliates. Net sales to Sunglass Hut decreased $2.8 million to $3.5 million for the three months ended September 30, 2004 from $6.3 million for the three months ended September 30, 2003 while net sales to the Company’s broad specialty store account base and other domestic sales increased $3.3 million, or 6.7%. Oakley product sales at Sunglass Hut stores slowed during the quarter ended September 30, 2004, thereby impacting adversely sales to this customer. During the third quarter, the Company was named one of two approved vendors for the sale of combat eyewear to the United States Army, and expects continued growth in its sales to the U.S. military and other government agencies.

Net sales from the Company’s retail store operations increased 25.3% to $18.8 million for the three months ended September 30, 2004, compared to $15.0 million for the three months ended September 30, 2003. Net sales from the Company’s retail stores reflect modest increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores. At September 30, 2004, the Company operated 32 Oakley stores, including two stores opened during the quarter, and 80 Iacon stores at September 30, 2004 compared to 24 Oakley stores and 69 Iacon stores at September 30, 2003.

During the three months ended September 30, 2004, the Company’s international net sales decreased 1.7%, or $1.3 million, to $73.4 million from $74.7 million for the comparable 2003 period. The weaker U.S. dollar accounted for 6.2 percentage points, or $4.6 million, of sales benefit. The European region experienced a single digit sales decline where strong apparel and prescription eyewear sales were offset by a decrease in sunglass sales and the South Pacific region posted a significant sales decline. These declines were partially offset by double digit increases in Japan, the Middle East and South Africa, combined with single digit sales increases in Canada and Latin America.

Gross profit

Gross profit increased to $84.2 million, or 56.8% of net sales, for the three months ended September 30, 2004 from $82.5 million, or 56.9% of net sales, for the three months ended September 30, 2003, an increase of $1.7 million, or 2.0%. The slight decrease in gross profit as a percentage of sales was primarily due to a negative effect of a lower mix of sunglass sales and lower footwear margins due to increased end of line sales being almost entirely offset by reduced sales returns and discounts, the positive effect of a weaker U.S. dollar and improved sunglass and prescription eyewear margins. In addition, during the quarter the Company recorded an additional international non-income tax expense to cost of goods sold of approximately $0.4 million.

Operating expenses

Operating expenses for the three months ended September 30, 2004 increased to $66.7 million from $61.4 million for the three months ended September 30, 2003, an increase of $5.3 million, or 8.7%. As a percentage of net sales, operating expenses increased to 45.0% of net sales for the three months ended September 30, 2004 compared to 42.3% of net sales for the comparable period in 2003. The largest contributors to this increase are higher foreign operating expenses resulting from a weaker U.S. dollar and higher operating expenses related to the Company’s retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, accounted for approximately $1.8 million, or 34.0%, of the increase. Operating expenses included $5.9 million of expenses for the Company’s retail store operations, an increase of $0.9 million from $5.0 million for the three months ended September 30, 2003.

Research and development expenses increased $0.6 million to $4.2 million for the three months ended September 30, 2004 from $3.6 million for the three months ended September 30, 2003. As a percentage of net sales, research and development expenses were 2.9% of net sales for the three months ended September 30, 2004, compared to 2.5% of net sales for the three months ended September 30, 2003, primarily due to increased product design expenses, including those for the Company’s Oakley Thump™, a sunglass with an internally integrated MP3 music player scheduled for release in the fourth quarter of 2004.

Selling expenses increased $3.2 million to $41.2 million, or 27.8% of net sales, for the three months ended September 30, 2004 from $38.0 million, or 26.2% of net sales, for the three months ended September 30, 2003 of which approximately $1.2 million, or 37.5%, of this increase is due to the weakening of the U.S. dollar and $0.7 million is due to increased retail selling expenses. Excluding retail store operations, itemized expenses contributing to the increase in selling expenses were $0.8 million of greater sales personnel and related benefit costs; $0.7 million for increased sports marketing expenses, primarily marketing costs associated with the summer Olympics held during the quarter; $0.3 million for increased sale promotion expenses; $0.3 million for increased tradeshow costs and $0.3 million for increased warranty expenses.

Shipping and warehousing expenses as a percentage of net sales increased to 3.4% of net sales for the three months ended September 30, 2004 compared to 3.3% for the three months ended September 30, 2003 primarily due to the weakening of the U.S. dollar with a smaller contribution due to an increased mix of footwear and apparel, which carry greater freight costs.

General and administrative expenses increased $1.4 million to $16.2 million, or 10.9% of net sales, for the three months ended September 30, 2004, from $14.8 million, or 10.2% of net sales, for the three months ended September 30, 2003. Approximately $0.4 million of this increase was attributable to the weakening of the U.S. dollar and $0.2 million was due to increased general and administrative expenses for the Company’s retail store operations. Excluding retail store operations, itemized expenses contributing to the increase in general and administrative expenses were $1.0 million in increased personnel and related benefit costs, including restricted stock expense; and $0.2 million in increased professional fees, primarily due to greater internal and external audit fees, offset by a $0.3 million decrease in bad debt reserves. There can be no assurance that selling expenses and general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.

Operating income

The Company’s operating income decreased to $17.5 million, or 11.8% of net sales, for the three months ended September 30, 2004 from $21.1 million, or 14.6% of net sales, for the comparable period in 2003, a decrease of $3.6 million, or 17.3%.

Interest expense, net

The Company’s net interest expense decreased to $0.2 million for the three months ended September 30, 2004 from $0.3 million for the comparable 2003 period, principally because the Company had higher average cash balances in 2004.

Income taxes

The Company recorded a provision for income taxes of $5.9 million for the three months ended September 30, 2004, compared to $7.3 million for the three months ended September 30, 2003. The Company’s effective tax rate for the three months ended September 30, 2004 was 34%, compared to 35% for the three months ended September 30, 2003.

Net income

The Company’s net income decreased to $11.4 million for the three months ended September 30, 2004 from $13.5 million for the three months ended September 30, 2003, a decrease of $2.1 million, or 15.9%.

Nine months Ended September 30, 2004 and 2003

Net sales

Net sales increased to $427.3 million for the nine months ended September 30, 2004 from $400.0 million for the nine months ended September 30, 2003, an increase of $27.3 million, or 6.8%. Gross sales were $453.8 million for the first nine months of 2004 compared to $431.0 million for the first nine months of 2003.

Gross sunglass sales decreased 0.9% to $244.9 million for the nine months ended September 30, 2004 from $247.0 million for the comparable 2003 period. This decrease was due to declines in sales of the Company’s more mature products partially offset by strong sales of polarized versions of the Company’s sunglasses, sales of the Half Jacket and Half Wire, introduced in 2002, the Monster Dog, introduced in 2003 and sales from newly introduced sunglasses such as the Dartboard, Why 8, Zero, and Unknown. Sunglass unit shipments declined 3.9%, partially offset by a 3.2% increase in the average selling price primarily due to the effect of a weak U.S. dollar on international sales, a higher contribution from polarized styles that carry higher average prices and a greater contribution from the Company’s retail store operations. These favorable factors were partially offset by a lower contribution to total sunglass sales from international sales that typically carry higher average selling prices.

Gross sales from the Company’s newer product categories, comprised of footwear, apparel, watches and prescription eyewear, increased 15.8%, or $20 million, to $146.4 million for the nine months ended September 30, 2004 from $126.4 million for the nine months ended September 30, 2003 and accounted for 32.3% of total gross sales for the nine months ended September 30, 2004. The strongest results were from the apparel and accessories and prescription eyewear categories where strong spring and fall line introductions drove sales increases and increased watch sales, partially offset by lower sales of the Company’s footwear products. During the quarter ended September 30, 2004, the Company announced the introduction of Oakley Thump™, the world’s first performance eyewear combining patented optics with an internally integrated MP3 music player. The Company will launch Oakley Thump™ in the fourth quarter of 2004 for the upcoming holiday season under an exclusive distribution arrangement with Circuit City Stores, Inc. for the consumer electronics channel. Additionally, Oakley Thump™ will be offered in the Company’s own retail stores, online at Oakley.com and through limited specialty retailers. Although the Company currently expects that the launch of Oakley Thump™ will have a significant positive sales and earnings contribution in its fourth quarter, there can be no assurance that Oakley Thump™ will be well received by consumers and therefore no assurance that Oakley Thump™ will contribute significantly to future years’ results.

The Company’s U.S. net sales, excluding the Company’s retail store operations, increased 1.0% to $166.9 million in the first nine months of 2004 from $165.3 million in the first nine months of 2003, as a result of a 3.4% increase in net sales to the Company’s broad specialty store account base and other domestic sales. This increase was partially offset by a 10.1% decline in sales to the Company’s largest U.S. customer, Sunglass Hut, which were $27.5 million for the nine months ended September 30, 2004, down from $30.6 million for the nine months ended September 30, 2003. This decrease reflects the first quarter effect of Sunglass Hut’s efforts to attain a more efficient Oakley inventory level at their distribution center along with slower than expected Oakley product sales at Sunglass Hut stores during the third quarter of 2004. During the third quarter of 2004, the Company was named one of two approved vendors for the sale of combat eyewear to the United States Army, and expects continued growth in its sales to the U.S. military and other government agencies.

Net sales from the Company’s retail store operations increased to $51.3 million for the nine months ended September 30, 2004, compared to $37.5 million for the nine months ended September 30, 2003, an increase of $13.8 million, or 36.8%. Net sales from the Company’s retail stores reflect an increase in stores and increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores. During the nine months ended September 30, 2004, the Company opened five new Oakley stores and five new Iacon stores. At September 30, 2004, the Company operated 32 Oakley stores and 80 Iacon stores compared to 24 Oakley stores and 69 Iacon stores at September 30, 2003.

During the nine months ended September 30, 2004, the Company’s international net sales increased 6.0%, or $11.9 million, to $209.1 million from $197.2 million during the first nine months of 2003. The weaker U.S. dollar accounted for 8.3 percentage points, or $16.3 million, of sales benefit. The Company achieved growth in all international regions other than the South Pacific.

Gross profit

Gross profit increased to $242.6 million, or 56.8% of net sales, for the nine months ended September 30, 2004 from $229.9 million, or 57.5% of net sales, for the nine months ended September 30, 2003, an increase of $12.7 million, or 5.5%. The decrease in gross profit as a percentage of net sales was due to a reduced percentage benefit relative to the prior year period from the effects of a weaker U.S. dollar, a lower mix of sunglass sales and reduced sunglass margins being partially offset by reduced sales returns and discounts and improved prescription eyewear margins.

Operating expenses

Operating expenses increased to $194.0 million for the nine months ended September 30, 2004 from $175.0 million for the nine months ended September 30, 2003, an increase of $19.0 million, or 10.8%. As a percentage of net sales, operating expenses increased to 45.4% of net sales for the nine months ended September 30, 2004 compared to 43.7% of net sales for the comparable period in 2003. The largest contributors to this increase were higher foreign operating expenses resulting from a weaker U.S. dollar and higher operating expenses related to the Company’s expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, accounted for approximately $6.9 million, or 36.3%, of the increase. Operating expenses included $16.7 million of expenses for the Company’s retail store operations, an increase of $3.4 million from $13.3 million for the nine months ended September 30, 2003. Retail store operating expenses grew at a rate below the growth rate for retail store sales.

Research and development expenses increased $1.1 million to $11.8 million, or 2.8% of net sales, for the nine months ended September 30, 2004, from $10.7 million, or 2.7% of net sales, for the nine months ended September 30, 2003. This increase is primarily due to increased sales personnel and related benefit costs and increased product design expenses, including those for the Company’s Oakley Thump™, a sunglass with an internally integrated MP3 music player.

Selling expenses increased $11.2 million to $118.1 million for the nine months ended September 30, 2004, from $106.9 million for the nine months ended September 30, 2003 of which $4.5 million, or 40.2% of this increase, was attributable to the weakening of the U.S. dollar and $2.4 million was due to increased retail selling expenses. As a percentage of net sales, selling expenses increased to 27.6% of net sales for the 2004 period compared to 26.7% for the comparable period in 2003. Excluding retail store operations, itemized expenses contributing to the increase in selling expenses were $3.8 million in increased sales personnel and related benefit costs, including restricted stock expense; $1.8 million for increased sports marketing expenses; and $1.3 million for increased travel and trade show expenses.

Shipping and warehousing expenses increased $1.9 million to $15.9 million for the nine months ended September 30, 2004, from $14.0 million for the nine months ended September 30, 2003. Approximately $0.9 million, or 47.4%, of this increase was attributable to the weakening of the U.S. dollar. As a percentage of net sales, shipping expenses increased to 3.7% of net sales for the 2004 period compared to 3.5% for the comparable prior year period due to greater sales of the Company’s footwear and apparel products, which carry greater shipping costs, as well as increased footwear and apparel distribution costs.

General and administrative expenses increased $4.8 million to $48.2 million, or 11.3% of net sales, for the nine months ended September 30, 2004, from $43.4 million, or 10.8% of net sales, for the nine months ended September 30, 2003. Approximately $1.5 million, or 31.3%, of this increase was attributable to the weakening of the U.S. dollar and $1.0 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $2.9 million in greater personnel and related benefit costs, including increases in vacation and workers’ compensation reserves and restricted stock expense; $0.5 million in increased professional fees due to greater internal audit fees and fees associated with Sarbanes-Oxley compliance; and $0.5 million in greater provisions for property and sales taxes and similar international taxes. There can be no assurance that selling expenses and general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.

Operating income

The Company’s operating income decreased to $48.7 million for the nine months ended September 30, 2004 from $54.9 million for the nine months ended September 30, 2003, a decrease of $6.2 million. As a percentage of net sales, operating income decreased to 11.4% for the nine months ended September 30, 2004 from 13.7% for the nine months ended September 30, 2003.

Interest expense, net

The Company’s net interest expense decreased to $0.8 million for the nine months ended September 30, 2004 from $1.1 million for the comparable 2003 period, principally because the Company had higher average cash balances in 2004.

Income taxes

The Company recorded a provision for income taxes of $16.3 million for the nine months ended September 30, 2004 compared to $18.8 million for the nine months ended September 30, 2003. The Company’s effective tax rate for the nine months ended September 30, 2004 was 34%, compared to 35% for the nine months ended September 30, 2003.

Net income

The Company’s net income decreased to $31.6 million for the nine months ended September 30, 2004 from $35.0 million for the nine months ended September 30, 2003, a decrease of $3.4 million, or 9.7%.

Liquidity and Capital Resources

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $22.8 million for the nine months ended September 30, 2004 compared to $38.3 million for the comparable period in 2003. At September 30, 2004, working capital was $183.2 million compared to $148.9 million at September 30, 2003, a 23.0% increase. Working capital may vary from time to time as a result of seasonality, newer product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowances, were $93.0 million at September 30, 2004 compared to $96.4 million at September 30, 2003 and $90.8 million at June 30, 2004, with accounts receivable days outstanding at September 30, 2004 of 58 compared to 61 at September 30, 2003. Receivables decreased 3.5% from the prior year. Inventories increased to $115.6 million at September 30, 2004 compared to $104.5 million at September 30, 2003 and $109.5 million at June 30, 2004. Quarterly inventory turns were 2.2 at September 30, 2004 compared to 2.4 at September 30, 2003. Inventories grew 10.6% over the prior year.

Capital Expenditures

Capital expenditures, net of retirements, for the nine months ended September 30, 2004 were $19.8 million, which included $3.9 million for retail store operations. As of September 30, 2004, the Company had commitments of approximately $1.1 million for future capital expenditures. For 2004, management expects total capital expenditures to be approximately $29 million.

Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of $20 million of the Company’s common stock to occur from time to time as market conditions warrant. Under this program, the Company has purchased 1,344,900 shares of its common stock, as of September 30, 2004, at an aggregate cost of approximately $14.5 million, or an average cost of $10.79 per share. During the third quarter of 2004, the Company repurchased 368,800 shares at an average price per share of approximately $10.56. As of September 30, 2004, approximately $5.4 million remains available for repurchases under the current authorization, with total common shares outstanding of 68,055,163. The Company intends to remain active with its share repurchase program should the right market conditions exist.

Cash Dividend

On October 1, 2004, the Company announced that its Board of Directors had declared the Company’s regular annual cash dividend of $0.15 per share, an increase of $0.01 per share over the Company’s initial dividend of $0.14 per share declared during the same 2003 period. The $0.15 per share dividend, totaling $10.2 million, was paid on October 29, 2004 to shareholders of record as of the close of business on October 15, 2004. Any future dividends are at the discretion, and subject to the approval, of the Company’s Board of Directors.

Credit Facilities

In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either LIBOR or IBOR plus 0.75% (2.59% at September 30, 2004) or the bank’s prime lending rate minus 0.25% (3.75% at September 30, 2004). At September 30, 2004, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 2004, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.74% to 6.13%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.60% to 11.00%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $24.0 million, of which $17.3 million was outstanding at September 30, 2004.

The Company also has a real estate term loan with an outstanding balance of $12.1 million at September 30, 2004, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (2.79% at September 30, 2004). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of September 30, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.7 million.

Note Payable

As of September 30, 2004, the Company also has a non-interest bearing note payable in the amount of $1.4 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.

Contractual Obligations and Commitments

The following table gives additional guidance related to the Company’s future obligations and commitments as of September 30, 2004:

	October 1 -
	Dec. 31, 2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Lines of credit	$17,255	$—	$—	$—	$—	$—
Long-term debt	379	1,519	1,519	8,731	—	—
Note payable	500	500	500	—	—	—
Letters of credit	1,332	—	—	—	—	—
Operating leases	4,113	15,755	14,675	13,376	12,290	44,441
Endorsement contracts	1,648	3,364	145	62	—	—
Capital expenditure purchase commitments	1,142	—	—	—	—	—

	$26,369	$21,138	$16,839	$22,169	$12,290	$44,441

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

Backlog

Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At September 30, 2004, the Company had a backlog of $83.6 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $14.8 million, compared to a backlog of $56.1 million, including backorders of $9.6 million, at September 30, 2003. The 49.0% increase in backlog reflects significant initial orders of Oakley Thump™, as well as an increase in eyewear backlog largely due to a one month shift, from October in 2003 to September in 2004, in the time of receipt of large holiday orders from Sunglass Hut, and increased orders for goggles and apparel. These increases are partially offset by a significant decline in footwear orders.

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

Reconciliation of Gross Sales to Net Sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Gross sales	$153,949	$155,306	$453,828	$431,005
Discounts and returns	5,779	10,343	26,522	31,011

Net sales	$148,170	$144,963	$427,306	$399,994

Forward-Looking Statements

This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the successful launch and sale of Oakley Thump™; the Company’s ability to maintain approved vendor status with the U.S. Army and comply with related procurement rules and regulations; the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica Group S.p.A, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers or the U.S. military or other government agencies; a weakening of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate acquisitions and licensing arrangements without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where a significant portion of the Company’s operations are based; the Company’s ability to identify and execute successfully cost control initiatives; and other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2003 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this quarterly report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency — The Company has direct operations in Australia, Brazil, Continental Europe, Canada, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward contracts. All of the Company’s derivatives were designated and qualified as cash flow hedges at September 30, 2004.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at September 30, 2004:

	U.S. Dollar		Fair
	Equivalent	Maturity	Value
	(in thousands)
Forward Contracts:
Australian dollar	$2,150	Oct. 2004 – Dec. 2004	$92
Australian dollar	8,601	Jan. 2005 – Dec. 2005	(29)
British pound	7,830	Oct. 2004 – Dec. 2004	(824)
British pound	22,506	Feb. 2005 – Dec. 2005	(109)
Canadian dollar	3,544	Oct. 2004 – Dec. 2004	(363)
Canadian dollar	17,718	Jan. 2005 – Dec. 2005	(1,122)
Euro	10,479	Oct. 2004 – Dec. 2004	(1,253)
Euro	24,779	Jan. 2005 – Dec. 2005	(782)
Japanese yen	4,060	Dec. 2004	(268)
Japanese yen	6,766	Mar. 2005 – Dec. 2005	190
South African rand	934	Dec. 2004	(200)
South African rand	2,024	Mar. 2005 – Sep. 2005	(114)

	$111,391		$(4,782)

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 2004, outstanding contracts were recorded at fair market value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Interest Rates - The Company’s principal line of credit, with no outstanding balance at September 30, 2004, bears interest at either LIBOR or IBOR plus 0.75% or the bank’s prime lending rate minus 0.25%. Based on an assumed weighted average interest rate of 3.75% on the line of credit during the nine months ended September 30, 2004, if the assumed interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, net income would be reduced by approximately $2,500 per year.

The Company’s long-term real estate loan, with a balance of $12.1 million outstanding at September 30, 2004, bears interest at LIBOR plus 1.00%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company’s risk of fluctuations in the variable rate of this long-term debt. At September 30, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.7 million.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, either individually or in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities made by the issuer and affiliated purchasers for the quarter ended September 30, 2004:

				(d)
	(a)		(c)	Approximate
	Total		Total number of	dollar value of
	number of	(b)	shares purchased as	shares that may
	shares	Average	part of publicly	yet be purchased
	purchased	price paid	announced program	under the program
Period	(1)	per share	(2)	(3)
Jul. 1 – 31, 2004	13,000	$10.53	989,100	$9,209,000
Aug. 1 – 31, 2004	355,800	$10.60	1,344,900	$5,438,000
Sep. 1 – 30, 2004	—	—	—	—

1)	During the third quarter of 2004, the Company repurchased an aggregate of 368,800 shares at an average price per share of approximately $10.56 pursuant to the repurchase program that was publicly announced in September 2002.

2)	In September 2002, the Company’s Board of Directors authorized the repurchase of $20 million of the Company’s common stock to occur from time to time as market conditions warrant.

3)	The Company intends to remain active with its share repurchase program should the right market conditions exist.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security-Holders

     None

Item 5. Other Information

On August 19, 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings of up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either LIBOR or IBOR plus 0.75% (2.59% at September 30, 2004) or the bank’s prime lending rate minus 0.25% (3.75% at September 30, 2004). At September 30, 2004, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants, including the maintenance of certain financial ratios. At September 30, 2004, the Company was in compliance with all restrictive covenants and financial ratios.

Item 6. Exhibits

     The following exhibits are included herein:

3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Third Amended and Restated Credit Agreement, dated August 19, 2004 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, Swing Line Lender and the lenders named therein.

10.2 (4)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Cosmas N. Lykos

10.3 (4)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Mary George

31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

(2)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.
November 8, 2004	/s/ Jim Jannard

Jim Jannard
Chief Executive Officer

November 8, 2004	/s/ Thomas George

Thomas George
Chief Financial Officer

INDEX TO EXHIBITS

3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Third Amended and Restated Credit Agreement, dated August 19, 2004 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, Swing Line Lender and the lenders named therein.

10.2 (4)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Cosmas N. Lykos

10.3 (4)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Mary George

31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

(2)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)	Filed herewith.