Form 10-K
period 2004-12-31
OAKLEY INC
filed 2005-03-16
CIK 946356

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number: 1-13848

Oakley, Inc.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	95-3194947 (IRS Employer ID No.)

One Icon Foothill Ranch, California (Address of principal executive offices)	92610 (ZIP Code)
Registrant’s telephone number, including area code
(949) 951-0991
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Aggregate market value of the Registrants common stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on the New York Stock Exchange on June 30, 2004: $330,818,528
      Number of shares of common stock, $0.01 par value, outstanding as of the close of business on March 9, 2005: 67,896,247 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement for the registrant’s 2005 Annual Shareholders Meeting are incorporated by reference into Part III herein.

Part I

Business

General

Oakley, Inc. (referenced here as the “Company” or “Oakley”) is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation that commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. The Company holds 524 patents and 1,059 trademarks worldwide that protect its designs and innovations.

Forward-Looking Statements

When used in this document, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “predicts,” “will” or the negative thereof and similar expressions are intended to identify, in certain circumstances, forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the sale of Oakley Thump™ and new product introductions in the Company’s electronics category; the Company’s ability to maintain approved vendor status and continue to receive product orders from the U.S. military; the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica Group S.p.A, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate acquisitions and licensing arrangements without adversely affecting operations and the success of such initiatives; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where a significant portion of the Company’s operations are based; the Company’s ability to identify and execute successfully cost control initiatives; the Company’s ability to continue to grow its retail outlets; and other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2003 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this press release. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

The Company makes available through its corporate website at www.oakley.com, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such reports are filed or furnished to the Securities and Exchange Commission (“SEC”).

Also available at the Company’s website are the following corporate governance materials: Code of Business Conduct and Ethics; Code of Ethics for Chief Executive and Senior Financial Officers; Corporate Governance Guidelines; and Charters of the Audit Committee, Compensation and Stock Option Committee and Nominating and Corporate Governance Committee. Any of the foregoing materials may also be obtained, free of charge, by written request to: Corporate Secretary, Oakley, Inc., One Icon, Foothill Ranch, California 92610.

Product Design and Development

Oakley is a consumer products company that uses innovative technology for the design and development of sunglasses, prescription eyewear, apparel and accessories, footwear, electronics, watches, and goggles. To date, the Company has designed these categories using its own resources in order to preserve brand image, which the Company believes will bring greater respect and demand for Oakley’s products over the long term.

State-of-the-art technology maintains efficiency, precision and speed in the Company’s product development cycle. Stereolithographic computer modeling is combined with CAD/CAM liquid-laser prototyping to create fully detailed prototypes of eyewear, footwear and accessories. Rapid iteration of working models allows for extensive design testing before final production. After the development stage is complete, the finalized sculpture can be used directly in preparation of production tooling.

The Company’s products undergo extensive testing throughout development. The American National Standards Institute (ANSI) and the American Society for Testing and Materials (“ASTM”) have established specific testing criteria for eyewear. These tests analyze product safety and provide quantitative measure of optical quality, UV protection, light transmission and impact resistance. In addition, the Company performs a broad range of eyewear coatings durability testing and mechanical integrity testing that includes extremes of UV, heat, condensation and humidity. With strict guidelines from the ASTM and other industry authorities, Oakley footwear and apparel are tested to ensure quality, performance and durability that meet or exceed these standards. Research and development expense during the years ended December 31, 2004, 2003 and 2002 were $16.0 million, $14.3 million and $16.0 million, respectively.

Eyewear Technology and Products

Among the Company’s most important patents are those which guard its achievements in dual-spherical lens technology and the associated optical advances, and innovations in frame design and functionality. The proprietary technologies employed in lens cutting, etching and coating, as well as the Company’s significant investment in specialized equipment, are matched with exclusive formulations of production materials to achieve the superior optical quality, safety and performance of Oakley eyewear.

Oakley’s patented XYZ Optics® represents a major breakthrough in lens technology. Precise geometric orientation provides optical correction on three axes, not just two. The resulting lens allows light to be received over essentially the full angular range of vision while minimizing distortion caused by disparate refraction along that range – an advance that increases clarity for all angles of view. This allows for wrapped, raked-back lens configurations that enhance peripheral vision and protection against sun, wind and side impact.

High-performance sports application eyewear featuring Oakley’s patented POLARIC ELLIPSOID™ lens geometry (M Frame®, Pro M Frame® and Zeros®) have demonstrated superior optical clarity when compared to similar products of principal competitors. Developed specifically for toroidal lenses (which use different measurements for top-to-bottom vs. side-to-side curvature), this proprietary geometry allows the Company to produce single-lens sports shields that provide enhanced coverage and protection while reducing distortion at all angles of vision. Although the Company’s patent relating to this proprietary geometry expired in 2004, the expiration of this patent is not expected to have a material impact on the Company. See “Intellectual Property” below.

Plutonite® lens material and Iridium® lens coatings are among the Company’s most prominent advances in eyewear. Plutonite® is a proprietary material used to produce lenses of exceptional optical clarity. The material inherently blocks 100% of all UVA, UVB, UVC and harmful blue light. Rendered as lenses of extremely high durability and low weight, it offers superior impact protection when matched with the Company’s eyewear frames. Iridium® is a metallic oxide that improves contrast and thereby enhances perception of detail. A full spectrum of available Iridium® lens coatings allows the wearer to tune transmission for any given light condition. The coating has become very popular for eyewear used in demanding sports such as skiing and cycling, and in high altitude use.

In 1999, the Company introduced a polarized lens choice for consumers. Unlike most polarized lenses, which stack multiple layers together using adhesive which compromises optical clarity, durability and lens integrity, Oakley uses a patented lens technology to maintain precision optics by molecular fusing of the polarized filter between thin Plutonite® surfaces. Oakley then injection molds liquid Plutonite® onto the filter to create a true polarized lens with patented XYZ Optics® and superior optical clarity.

The Company continues to raise the bar of performance with innovative engineering in frame design. A proprietary three-point fit serves to retain optical alignment while eliminating the discomfort of ordinary frames that mount with unbalanced pressure points. The Wire® frames are rendered from C-5 — a durable, lightweight alloy of five metallic compounds. O Matter® frames are composed of a lightweight synthetic that retains durability while allowing critical flex. As the only 3-D sculptured, hypoallergenic, all-metal frames on earth, X Metal® is a family of eyewear named for a proprietary metal blend that exhibits an extraordinary strength-to-weight ratio. X Metal® frames are produced with a unique metallurgical process and are designed to utilize breakthroughs in architectural mechanics that allow the consumer to tailor the fit.

Gross sunglass sales for 2004 were $314.5 million. Retail pricing for the Company’s O Matter® sunglass ranged from US$55 to US$250; the Wire® styles ranged from US$120 to US$315; the Magnesium™ styles ranged from US$215 to US$235 and the X-Metal® styles ranged in retail price from US$275 to US$400.

Prescription Eyewear Technology and Products

In March 2001, the Company released its first line of ophthalmic-specific frames and currently has a comprehensive prescription program encompassing both ophthalmic frames and corrective lenses. The ophthalmic specific frame collection is a combination of sculpture, fit and function. There are several shapes and sizes from which a consumer may choose and a variety of materials used –C-5, X Metal®, O Metal and Rx O Matter®. As part of the Company’s prescription lens offering, the Company sells a Plutonite® single lens product that is ideally suited for the sports enthusiast. The Rx M Frame® utilizes a proprietary technology that enables the wearer to have the ultimate protection and widest range of visual acuity. To complement the single lens product, the Company also offers a dual lens program that is an ideal choice for the consumer who is interested in a more traditional eyewear frame or one of Oakley’s many high-wrap sunglass frames. Oakley Plutonite® prescription lenses are surfaced and finished in the Company’s prescription lens processing labs in the United States, Ireland and Japan. This control over the lens processing operation allows the Company to control the quality of the lens and process it within tolerances that exceed industry standards.

The Company’s sunglass and clear prescription lenses are offered for any prescription-ready or sunglass frame that eye care professionals have on display in their stores. The Company offers 19 colors from which the consumer may choose, including polarized, Iridium® and clear options. Single vision and progressive lens designs are available. Prescription eyewear gross sales were $47.8 million for 2004. Approximately 77 percent of the Company’s prescription eyewear sales were generated by the prescription eyewear frame line, which now consists of 21 styles with retail prices ranging from approximately US$125-US$295. The Company’s prescription lenses accounted for the remaining 23 percent of prescription eyewear sales with retail prices ranging from approximately US$165-US$405.

Apparel Technology and Products

Addressing the apparel needs of men and women, the Company has invested in a world-class lab that allows for in-house testing during research and development of garment products. Digital technologies allow the Company to design and create in three dimensions. All pieces are engineered to fit the body as contoured spatial forms — not flat cutouts — so articulation and fit can be optimized. The Company utilizes core technologies to build technical apparel for professional competition, and thereby achieves crossover into technical lifestyle. Innovations that enhance product durability, performance and comfort for professional athletes are then made available to the general public.

The Company released 600 apparel styles during 2004. Spring apparel releases for 2004 totaled 233 new styles and fall 2004 apparel releases totaled 367 new styles. The Company expanded its lifestyle product line and its women’s product line. The women’s line totaled 241 pieces and men’s totaled 359 pieces. Categories include: golf, mountain bike, surf, lifestyle, lifestyle athletic, fleece and tees. At year end, the Company had a total of 115 accessory styles including 43 which were new for 2004.

Gross sales of apparel and apparel accessories were $94.9 million for the full year, with the largest components being fleece, lifestyle and outerwear products, together with substantial sales of the Company’s accessories line.

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

Additionally, twenty new footwear styles were released in the year 2004. To leverage prior season success in the sandals, golf, and military/industrial categories, the release of new styles like the Split Smoke® sandal, Overdrive™ golf shoe, and Oakley Race Boot were emphasized. Each of these products incorporates features that reinforce the Company’s position as a true innovator of technically advanced products. Seven new introductions in the lifestyle category allowed the Company to reach the highly desirable young adult consumer via existing action sports channels of distribution.

Footwear gross sales were $32.2 million for the full year, with product retail prices ranging from US$40-US$400.

Electronic Technology and Products

In July 2004, the Company announced the introduction of Oakley Thump™, the world’s first performance eyewear combining patented optics with an internally integrated MP3 music player. The Company launched Oakley Thump™ in November for the 2004 holiday season under an exclusive distribution arrangement with Circuit City Stores, Inc. for the consumer electronics channel. Oakley Thump™ is also offered by Oakley’s own O Stores® , Iacon sunglass specialty stores, online at Oakley.com and through limited specialty retailers.

Oakley Thump™ features pivoted speakers mounted to the eyewear frame with miniature extendible booms. Volume, song selection and power are controlled via a convenient and intuitive five-button interface located on the earstem. The new device plays MP3, WMA (DRM – both enabled and disabled) and WAV file formats. Its 128MB or 256MB NAND flash memory minimizes power expenditure. File transfer is completed with a simple “drag & drop” in Microsoft Windows® and Apple OS X operating systems via a high-speed USB 2.0 connection that is backward compatible with USB 1.1. Although available storage capacity varies, the device also can store non-song file formats of virtually any kind, making it a convenient means of backing up important files and transferring files between computers.

The electronics are fully integrated within a lightweight O Matter® frame. The flip-up lenses are raked-back with 8.75 base lens curvature, maximizing peripheral view and improving protection against sun, wind and side impact. Oakley’s patented XYZ Optics® maintains precise clarity at all angles of vision, even at the lens periphery.

Gross sales for the electronics category were $19.8 million for the full year related to the introduction of Oakley Thump™ and its related accessories, with retail pricing from US$395 to US$495.

Timepiece Technology and Products

The Company offers a comprehensive line of premium timepieces with performance accuracy that utilizes up to ten-jewel high precision Swiss movement. The Company currently produces true analog quartz systems and a precision analog chronograph. In 2004, the Company remained focused on the development and marketing of analog timepiece products with design emphasis on sculpture and styling.

Watch gross sales were $11.9 million for 2004, a year in which the Company continued to realign its product development and sales efforts to focus on the design and distribution of its premium analog timepiece lines. The Company achieved strong sales with the Blade™ wristwatch (introduced in May 2004), the Judge™ wristwatch (introduced in September 2004), and the continued strength of the GMT and Detonator® timepiece offerings. The Company’s wristwatch products are retail priced from US$120 to US$1,500.

Innovations in the Company’s timepiece products range from the World City hand of GMT (a feature that displays local time automatically, anywhere on earth), to the intuitive five-hand display of Judge™, a true chronograph. The Company utilizes 3-D CAD/CAM engineering and Computer Numeric Control (CNC) machining to optimize fit and comfort, and to render the aesthetics of sculptural metal. Durability is maximized with premium materials such as lightweight titanium, surgical grade stainless steel and sapphire, the hardest crystal used in watchmaking.

Goggle Technology and Products

The culmination of more than 20 years in the goggle business has resulted in what the Company believes to be the world’s most optically correct goggles for motocross, mountain bike, snow and water recreation. Available in a number of styles, the Company’s goggles include features such as scratch-resistant Lexan® lenses, conical frames and multi-layered face foams. Updated in 2000, the Company’s MX O Frame® continues to improve upon its championship legacy in motocross. The A Frame® was the world’s first optically correct dual-lens snow goggle and is engineered to optimize protection, as well as the clarity and range of peripheral and downward vision. A triple layer of face foam insulates and cushions the contact surface for the ultimate in thermal shielding and comfort. In 2002, the Company introduced the Wisdom™ goggle, featuring increased lens sizing for greater visual range and interchangeable strap connections to accommodate helmets. In 2004, the Company introduced a polarized lens for use with its A Frame® goggle.

The Company’s goggle products as of December 31, 2004 target snow, motocross and water sports with retail prices ranging from $29-$205. Goggle gross sales were $39.2 million for the full year, driven by continued momentum of the Wisdom™ snow goggle line and increased military sales.

Face Shields and Hockey Gloves

In June 1997, Oakley acquired One Xcel, Inc., a company that designed what the Company believed to be the only optically correct protective face shield available for use with hockey and football, thereby augmenting Oakley’s own patent rights in this area. In 2001, the Company discontinued the One Xcel brand name for football shields and began marketing those products under the Oakley name. The Company transitioned its hockey shield products to the Oakley name in 2002 and also began marketing hockey gloves featuring the Oakley logo. In January 2003, the Company entered into a license agreement with ITech, which subsequently merged with Mission Hockey to become Mission/ITech. The Company’s license agreement with Mission/ITech provides that Mission/ITech may make and sell an “ITech” branded hockey face shield that utilizes Oakley’s patented technology, contingent upon paying Oakley a per-unit royalty. In December 2004, Oakley entered into an exclusive distribution agreement with Sport Maska Inc., by which Sport Maska became the Company’s exclusive, worldwide distributor for hockey face shields. The distribution agreement is expected to increase the Company’s exposure in key markets, tap new revenue streams, and allow the Company to focus on its core products. The Company licensed none of its patent rights under its face shield patents to Sport Maska, and will continue to make the Oakley hockey face shields, which it will sell to Sport Maska. The distribution agreement with Sport Maska will run through December 31, 2015. The Company has retained all rights to the use, manufacture, and sale of football shields that utilize its patented technology.

Product Line and Brand Extension

Oakley intends to introduce product line extensions and new product lines in the future and develop innovations targeted to attract additional consumers to its global brand. To take advantage of unique opportunities, the Company may, from time to time, manufacture private-label or other sunglasses for other companies. The Company may also market and sell sunglasses under brand names other than “Oakley.” The Company may also consider acquisition opportunities that will enhance or complement the brand or add breadth to Oakley’s product offerings. In addition, the Company has licensed, and may determine to further license, its intellectual property rights to others in optical or other industries.

In September 2004, the Company announced that it signed an exclusive worldwide licensing agreement with Fox Racing, Inc. (“Fox”) for sunglasses, goggles and prescription eyewear. As the exclusive licensee in cooperation with Fox, Oakley will be responsible for the design, manufacturing, marketing and distribution of these products worldwide.

Manufacturing

The Company’s headquarters and principal manufacturing facility is located in Foothill Ranch, Orange County, California, where it assembles and produces most of its eyewear products. The Company uses state-of-the-art manufacturing practices, such as cellular eyewear production, which allow for quick response to customer demand. The Company owns, operates and maintains most of the equipment used in manufacturing its eyewear products. In-house production can contribute significantly to gross profit margins and offers protection against piracy. It further enables the Company to produce products in accordance with its strict quality-control standards. Components and processes that are unlikely to add significant value are contracted to outside vendors. The Company utilizes third-party manufacturers to produce its internally designed apparel, electronic products, footwear, timepieces and certain goggles.

Much of the equipment used in the manufacture of Oakley products has been specially designed and adapted for the processes used by the Company. By manufacturing its own products, the Company has the opportunity to experiment with new materials and technologies which can lead to important discoveries, such as its patented Iridium® coating technology (which the Company believes is one of the most sophisticated coating processes in the industry). Proprietary manufacturing equipment and methodologies are protected by special security measures employed at the Company’s manufacturing facilities. The Company has a second manufacturing facility located in Dayton, Nevada, where it produces all of its X-Metal® eyewear products.

In January 2001, the Company began surfacing prescription lenses at the Foothill Ranch, California facility with a prescription lens lab designed to achieve quick turnarounds, better quality control and higher optical standards. In June 2002, a second prescription lens manufacturing facility was opened in Ireland, which provides prescription lenses to Europe. In September 2004, a third prescription eyewear manufacturing lens facility in Japan began shipping products to service the Japanese market.

The Company has built strong relationships with its major suppliers. With most suppliers, it maintains agreements that prohibit disclosure of any of the Company’s proprietary information or technology to third parties. Although the Company relies on outside suppliers for most of the specific molded components of its glasses, goggles, timepieces and footwear, the Company retains substantial ownership of all molds used in the production of the components. The Company believes that most components can be obtained from one or more alternative sources within a relatively short period of time. In addition, to further mitigate risk, the Company has developed an in-house injection molding capability for sunglass frames.

The Company relies on individual sources for the supply of several components, including the uncoated lens blanks from which virtually all of the Company’s lenses, with the exception of polarized lenses, are cut. In the event of the loss of the source for lens blanks, the Company has identified alternate sources that may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company’s business. There can be no assurance that, if necessary, an additional source of supply for lens blanks can be located or developed in a timely manner.

In March 1997, the Company entered into a reciprocal exclusive dealing agreement with Gentex, its lens blank supplier, under which Oakley has the exclusive right to purchase, from such supplier, decentered sunglass lenses and a scratch-resistant coating developed for use with such lenses. In return, Oakley has agreed to purchase all of its decentered lens requirements, subject to certain exceptions, from such supplier. The Company has expanded its in-house lens blank production capabilities to manufacture some portion of its lenses directly. The Company has notified Gentex of the termination of this agreement effective March 2006 and is renegotiating a new contract under terms it believes will be more favorable to the Company. The Company’s business interruption policy reimburses the Company for certain losses incurred by the Company as a result of an interruption in the supply of raw materials, including uncoated lens blanks, resulting from direct physical loss or damage to a supplier’s premises. Subject to certain exceptions, the amount of coverage available for each affected supplier ranges from $3 million to $20 million. However, there can be no assurance that such policy will be sufficient to compensate the Company for all losses resulting from an interruption in the supply of raw materials.

Distribution

The Company sells Oakley eyewear in the United States through a carefully selected account base that fluctuates between 8,500 and 10,000 accounts, and 15,000 to 17,000 doors, depending on the seasonality of the Company’s summer and winter products. The store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow and golf shops, and motorcycle, athletic footwear and sporting goods stores and department stores. Oakley Thump™ is also offered by Oakley’s own O Stores®, Iacon sunglass specialty stores, online at Oakley.com, Circuit City stores and through limited specialty retailers. Unlike many of its competitors, the Company has elected not to sell its current season products through discount stores, drug stores or traditional mail-order companies.

The Company’s products are currently sold in over 100 countries outside the United States. In most of continental Europe, marketing and distribution are handled directly by the Company’s subsidiary Oakley Europe, located in Paris, France, which is staffed by approximately 194 employees who perform sales, sports marketing, advertising, customer service, shipping and accounting functions. Since 1995, the Company has been selling Oakley products to Mexico and Central America on a direct basis through its subsidiary, Oakley Mexico. In 1996, the Company acquired its exclusive distributor in the United Kingdom (“Oakley UK”) and established an office in South Africa (“Oakley Africa”) and began selling to those markets on a direct basis in the fourth quarter of 1996. In May 1997, the Company began selling to Japan (“Oakley Japan”) on a direct basis through its own operation. In April 1998, the Company acquired the Oakley division of its exclusive Canadian distributor, enabling the Company to market and sell its products on a direct basis in Canada. In November 1999, the Company acquired its exclusive Australian distributor and thereby assumed direct responsibility for distribution of Oakley products in that market and in New Zealand. In June 2000, the Company assumed direct responsibility for distribution of Oakley products in the Austrian market and opened a new office known as Oakley GmbH in Munich, Germany to serve the German marketplace. In February 2002, the Company established an office in Brazil and began shipping products to retailers there in the third quarter of 2002.

In those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company’s products either exclusively or with complementary products. They agree to respect the marketing philosophy and practices of the Company and to receive extensive training regarding such philosophies and practices. For information regarding the Company’s operations by geographic region, see Note 12 in Notes to Consolidated Financial Statements.

The Company requires its retailers and distributors to agree not to resell or divert Oakley products through unauthorized channels of distribution. Products shipped from Oakley’s headquarters are marked with a tracking code that allows the Company to determine the source of diverted products sold by unauthorized retailers or distributors. When Oakley products are found at undesirable locations or unauthorized retailers, the Company purchases samples and, using the tracking device, determines the source of the diversion. The Company then estimates the potential damage to the Company’s retail franchise and image and may require that the offending account repurchase the diverted product. In certain instances, the Company may terminate the account. When an existing account has been terminated, the Company may repurchase its own products from the retailer to protect the Oakley image and the exclusivity enjoyed by the Company’s retail account base. The Company employs similar anti-diversion techniques in overseas markets.

In August 2001, the Company established the Oakley Premium Dealer program to identify and reward retailers that demonstrate superior support of the Oakley brand by, among other things, consistently maintaining a broad assortment of products and quickly embracing the Company’s latest innovations. Retailers earning the Oakley Premium Dealer designation are eligible for cooperative marketing and advertising support, exclusive products, dealer locator prioritization on Oakley’s website and favorable tagging in Oakley’s annual print and outdoor advertising campaigns.

At December 31, 2004, the Company operated 75 department store concept shops throughout the country at retailers Dillards, Macy’s East, Macy’s West and Parisian. In addition to these locations, the Company sells its footwear through Nordstrom.

Advertising and Promotion

Oakley retains significant control over its promotional and advertising programs and believes it is able to deliver a more targeted consistent and well-recognized advertising message at substantial cost savings compared to complete reliance on outside agencies. The Company’s print advertising consists of lifestyle, technical and athlete association campaigns highlighting its products.

While the Company uses traditional marketing methods in some instances, it attributes much of its success to the use of less conventional methods, including sports marketing, grassroots sports events, targeted product allocation and in-store display aids. The Company has used sports marketing extensively to achieve consistent, authentic exposure that equates to strong brand recognition on a global level. Oakley utilizes the exposure generated by its athletes as an “editorial” endorsement of product performance and style, as opposed to a commercial endorsement.

The sports marketing division consists of 26 sports marketing managers domestically, with an additional 28 managers positioned in direct offices and with distributors internationally. These experts specialize in multiple sport and entertainment market segments and niches. The mission of the Company’s sports marketing experts is to identify and develop relationships with top athletes and opinion leaders in the sports and entertainment industry, negotiate their endorsement agreements and help them serve as ambassadors by educating them on the performance functions and benefits of Oakley products. This strategy has proven to gain editorial exposure that ultimately brings awareness and authenticity to the brand. The diverse knowledge of Oakley’s sports marketing experts earns the respect of pro athletes especially in youth lifestyle sports such as surf, skate, motocross and snowboard, yet continues to successfully maintain leadership in more mainstream sports such as golf.

Another level of marketing is brand marketing. The Company will continue to support its products through targeted consumer efforts. Advertising will be leveraged to drive eyewear, wearable electronics, footwear, apparel and watch sales and will be used to introduce consumers to the Company’s other product categories. The 2005 campaign will include an integration of print media, outdoor media, in-mall billboards and point-of-sale displays.

Direct marketing programs will focus on O Store®, Iacon and Oakley Premium Dealers (OPD) and will overlay the base advertising plans used to engage consumers during key selling periods. These efforts are complemented by multiple brand catalogs, enhancements to the Company’s website and Internet tie-ins. Public relations programs are designed to complement advertising campaigns and are centered on securing editorial exposure for new product inventions and technologies.

Internationally, the Company retained BJK&E Media in London, England in 2001 to perform similar services for the Company’s United Kingdom subsidiary. For the remainder of the Company’s foreign offices, media services are retained in-house.

Retail Operations

At December 31, 2004, the Company operated 27 Oakley retail stores under the O Store® name that offer a full range of Oakley products and feature marketing enhancements to support the brand. In addition to these full-priced retail venues, the Company operated nine Oakley Vaults®, the Company’s outlet store concept, featuring discontinued and excess seasonal merchandise in addition to newer products priced at full retail. The Company’s retail stores comprise high profile locations positioned in some of the top malls throughout the country. The current roster includes stores located in the states of Florida, Texas, Colorado, California, Arizona, North Carolina, Hawaii, Minnesota, Nevada, Illinois, Washington, Louisiana and Virginia. The average size of each store is approximately 2,700 square feet. The Company prides itself on educating the retail staff with extensive product and sales knowledge that support the sale of the Company’s products in its stores.

On October 31, 2001, the Company completed the acquisition of Iacon, Inc. (“Iacon”), a sunglass retailing chain headquartered in Scottsdale, Arizona. Iacon operates a chain of mall-based sunglass specialty stores, using five separate retail concepts, under the names Sunglass Designs, Sporting Eyes, Occhiali da Sole, Sunglass Club and Oakley Icon located throughout the United States, with a concentration primarily in the sunbelt regions. Oakley is the leading brand sold in these multi-brand specialty sunglass boutiques. As of December 31, 2004, Iacon had 83 retail stores. The Company intends to expand these retail concepts across the United States.

The Company opened its first licensed O Store® in December 2003, located in Santiago Chile, making it the sixth international Oakley retail location. Oakley currently operates through its South Pacific subsidiary, an O Store® in Torquay, Australia opened in November 2001 near the Company’s headquarters there; two Oakley Vaults® that opened under licensing agreements in March 2002 in Portsmouth and in April 2003 in York, United Kingdom; an Oakley Vault® that opened in December 2003 under license in Calais, France; and an Oakley Vault® opened in April 2002 that is operated by Oakley’s South African subsidiary and is located near the Company’s South African headquarters there in Port Elizabeth, South Africa. In 2004, the Company opened two licensed O Store® locations: one in Barcelona, Spain, opened in March 2004 and one in Sydney, Australia, opened in November 2004. Additionally, the Company opened two new Oakley Vaults®: one in March 2004 under a licensing agreement in Parndorf, Austria and one in April 2004 that is operated by Oakley’s Japanese subsidiary.

Internet Strategy and Systems

The Company continues to execute a comprehensive Internet channel strategy designed to allow more consumers to purchase Oakley products as efficiently as possible. The program utilizes the World Wide Web as a complementary channel to retail and international distribution. Ultimate goals include increased consumer awareness of the Oakley brand, improved customer service and increased sales through retail and E-commerce channels by harnessing the unique interactive capabilities of the Internet.

The Company’s corporate website (www.oakley.com) is fully e-commerce capable. The site features a broad selection of Oakley eyewear, footwear, apparel, electronics, accessories and watches for delivery to U.S., Canadian, Japanese and Australian customers. The site also features a prominent dealer-locator function, including mapping, that directs consumers to local retailers and highlights Oakley Premium Dealers that showcase the widest selection of Oakley products.

The Company generated approximately $14.1 million of direct internet gross sales and associated telesales in 2004, an increase of $2.6 million, or 22.6 percent, over 2003.

The Company has implemented SAP’s order processing, manufacturing, inventory management, distribution and finance modules in its key worldwide locations in the United States and most major international offices. This has created an efficient, streamlined supply-chain process capable of providing same-day or next-day shipping of in-stock orders.

Principal Customers

During 2004, net sales to the Company’s largest ten customers, which included four international distributors, accounted for approximately 18.9% of the Company’s total net sales. Net sales to one customer, Luxottica Group S.p.A. and its affiliates (“Luxottica”), accounted for 7.6% of the Company’s 2004 net sales.

Luxottica acquired Sunglass Hut International, the largest sunglass specialty retailer in the world (referred to herein as “Sunglass Hut” or “Watch Station”), in April 2001 and implemented changes which adversely affected the Company’s net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. In December 2004, the Company and Luxottica entered into a new commercial agreement that establishes the commercial terms applicable for 2005 between the two companies. There can be no assurances as to the future of the relationship between the Company and Luxottica or as to the likelihood that a new contract beyond 2005 will be agreed to by the parties. In October 2004, Luxottica acquired Cole National Corporation (“Cole”), one of the largest optical retailers and chain providers of managed vision care services worldwide. The Company currently sells to a small portion of Cole’s retail locations and sales to this customer have been immaterial to the

Company’s operations. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand (“SSNZ”), the Company’s largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations that offer some of the Company’s products and sales to this customer have been immaterial to the Company’s operations. In September 2003, Luxottica acquired all the shares of Australian eyewear retailer OPSM Group Ltd (“OPSM”). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company’s products. For 2003, the Company’s net sales to OPSM prior to the acquisition were approximately AUD $1.1 million (or approximately US$0.7 million based on the average exchange rate for 2003). These sales exclude a limited amount of sales generated through the Company’s international distributors. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company’s financial position or results of operations.

During 2004, sales to the U.S. military and other governmental agencies accounted for 4.6% of the Company’s 2004 net sales. Such sales grew $10.3 million to $27.1 million, a 61 percent increase over 2003. This increase was primarily attributed to sales of combat eyewear to the U.S. Army.

Intellectual Property

The Company aggressively asserts its rights under patent, trade secret, unfair competition, trademark and copyright laws to protect its intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and where appropriate, litigation against those who are, in the Company’s opinion, infringing these rights. The Company has filed suit against a number of its competitors to enforce certain of the Company’s patents and trademarks. While there are no guarantees in a litigation setting, the Company’s legal team aggressively seeks to protect the Company’s patents and trademarks in an attempt to fully protect the Company’s proprietary information and technologies. The Company intends to continue asserting its intellectual property rights against infringers. The Company has developed a reputation in the consumer products industry as a vigorous defender of its intellectual property rights; this reputation acts as a deterrent against the introduction of potentially infringing products by its competitors and others.

The following table reflects data as of December 31, 2004 concerning the Company’s intellectual property :

	Number of Utility/Design Patents		Number of Trademarks
	Issued	Pending	Issued	Pending
United States	168	33	149	44
International	356	89	910	143

Over the next four years, 28 U.S. patents and 58 international patents that the Company currently holds will expire. Although the Company may continue to use the technology underlying some of these patents, the expiration of these patents is not expected to have a material impact on the Company for a variety of reasons, including that many of the patents relate to the design or production of products that are either no longer produced by the Company or do not represent a significant portion of the Company’s revenues. In the case of the Toroidal Lens (POLARIC ELLIPSOID™) patent, which expired in 2004, advancements in optical properties arising from the Company’s XYZ Optics® patents, the Company’s dominant position in the sports eyewear segment and the adoption of alternative lens geometries by the Company’s competitors reduce the likelihood of any negative financial consequences from the expiration of this patent. In addition, the Company utilizes other proprietary technologies and precision manufacturing processes in the production of its products which also reduce the risks associated with the expiration of the Company’s patents. The remainder of the Company’s patents will expire on dates from 2009 and after.

The Company dissuades counterfeiting through the active monitoring of the marketplace by its anti-counterfeiting personnel and other employees and through the services provided by outside firms that specialize in anti-counterfeiting measures. The Company’s sales representatives, distributors and retailers have also proved to be effective watchdogs against infringing products, frequently notifying the Company of any suspicious products and assisting law enforcement agencies. The Company’s sales representatives are educated on Oakley’s patents and trade dress, and assist in preventing infringers from obtaining retail shelf space.

Competition

The Company is a leading designer, manufacturer and distributor of eyewear in the sports category of the nonprescription eyewear market. Within this category, the Company competes with mostly smaller sunglass and goggle companies in various niches of the sports market and a limited number of larger competitors, some of whom have greater financial and other resources than the Company. Some of these niche markets are susceptible to rapid changes in consumer preferences, which could affect acceptance of the Company’s products. Oakley believes the vigorous protection of its intellectual property rights has limited the ability of others to compete in this segment. Accordingly, the Company believes that it is the established leader in this segment of the market, although several companies, including Luxottica, Marchon, Safilo and various smaller niche brands, compete with the Company for shelf space.

The Company also competes in the broader non-sports, or recreational, category of the sunglass market, which is fragmented and highly competitive. The major competitive factors include fashion trends, brand recognition, marketing strategies, distribution channels and the number and range of products offered. A number of established companies, including Luxottica, compete in this wider market. In order to retain its market share, the Company must continue to be competitive in quality and performance, technology, method of distribution, style, brand image, intellectual property protection and customer service. In April 2001, Luxottica acquired Sunglass Hut, the Company’s largest customer. See “Principal Customers.”

The Company-owned Iacon chain of sunglass specialty stores competes primarily with mall-based sunglass specialty retailers, the largest being Sunglass Hut, which is owned by competitor Luxottica.

Within the athletic footwear market, the Company competes with large, established brands such as Nike, FootJoy, Reebok, Adidas and Timberland, among others, which have greater financial and other resources than the Company. In addition to these dominant brands, the Company also competes with smaller niche brands, such as Vans, Reef and Teva, among others. The Company’s technical apparel outerwear competes primarily with Burton, North Face, Columbia Sportswear and Patagonia. The Company’s sports and lifestyle apparel competes primarily with Nike, Quiksilver, Billabong, Ashworth and various smaller niche brands.

The Company’s luxury timepiece products compete in the upper-middle and luxury segments of the watch market (respectively categorized by the retail price points $300-$900 and $1,000 plus) which is dominated by established Swiss brands, including Rolex, Breitling, Omega, TAG-Heuer, Movado, Rado and Hamilton. The Company’s performance watches compete in the middle segment of the watch market which is characterized by sports watches from Nike, Adidas, Timex and Casio. In addition, the Company’s performance watches compete with other fashion brands from the Swatch Group, Swiss Army and Fossil with retail price points of $50-$299.

Domestic and Foreign Operations

See Note 12 in Notes to the Consolidated Financial Statements for discussion regarding domestic and foreign operations.

Employees

The Company believes that its employees are among its most valuable resources and have been a key factor in the success of Oakley’s products. As of December 31, 2004, the total count of worldwide full-time regular employees was 2,612. In addition, the Company may utilize as many as 682 temporary personnel from time to time, especially during peak summer months.

The Company is not a party to any labor agreements and none of its employees are represented by a labor union. The Company considers its relationship with its employees to be good and has never experienced a work stoppage.

Item 2. Properties

The Company’s principal corporate and manufacturing facility is located in Foothill Ranch, Orange County, California. The facility, which is owned by the Company, is approximately 500,000 square feet, with potential to expand into an additional 100,000 square feet. In June 1996, the Company purchased a facility in Nevada of approximately 63,000 square feet for the production of its X Metal® eyewear. In addition, the Company leases office and warehouse space as necessary to support its operations worldwide, including offices in the United Kingdom, Germany, France, Italy, Australia, South Africa, Japan, Canada, New Zealand, Brazil and the states of Arizona and Washington. The Company owns a business office and warehouse of approximately 18,000 square feet in Mexico City to support operations there. The facility was first occupied in late 1998. Since late 2000, the Company has leased approximately 150,000 square of space in Ontario, California to support the expanding distribution needs of its footwear and apparel lines. This space was recently expanded to 186,000 square feet. The new facility began shipping the Company’s spring footwear and apparel lines to retailers in early 2001. In June 2002, a third manufacturing facility which provides prescription lenses to Europe was opened in Ireland. In 2003, the Company established a centralized footwear and apparel third-party warehouse arrangement in the Netherlands. The Company believes its current and planned facilities are adequate to carry on its business as currently contemplated.

The Company is subject to federal, state and local environmental laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or (ii) impose liability for the cost of cleanup or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. The Company’s manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, the Company believes that its environmental obligations will not have a material adverse effect on its operations or financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock, par value $0.01 per share (“Common Stock”), began trading on the New York Stock Exchange (“NYSE”) on August 10, 1995 upon completion of the Company’s initial public offering (trading symbol “OO”). As of March 9, 2005, the closing sales price for the Common Stock was $13.19. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 2004 and 2003 on the NYSE Composite Tape:

	High	Low
2004
First Quarter	$15.91	$13.24
Second Quarter	$16.18	$12.45
Third Quarter	$13.00	$9.85
Fourth Quarter	$13.85	$11.36

2003
First Quarter	$10.62	$7.37
Second Quarter	$12.13	$7.81
Third Quarter	$12.28	$10.00
Fourth Quarter	$14.10	$10.11

The number of shareholders of record of the Company’s Common Stock on March 9, 2005 was 531.

Dividend Policy

On October 1, 2004, the Company announced that its Board of Directors had declared the Company’s regular annual cash dividend of $0.15 per share, an increase of $0.01 per share over the Company’s initial dividend of $0.14 per share declared during 2003. The $0.15 per share dividend, totaling $10.2 million, was paid on October 29, 2004 to shareholders of record as of the close of business on October 15, 2004. Any future dividends are at the discretion, and subject to the approval, of the Company’s Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Securities authorized for issuance under the Company’s equity compensation plans are as follows:

(c) Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	4,339,963	$12.52	1,919,693

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

The Company did not repurchase any equity securities during the quarter ended December 31, 2004.

Item 6. Selected Financial Data

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto. See Index to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement data and balance sheet data presented below have been derived from the consolidated financial statements of the Company. The Company’s consolidated income statements for the fiscal years ended December 31, 2004, 2003 and 2002 and consolidated balance sheets as of December 31, 2004 and 2003 included herein have been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as indicated in their report included elsewhere herein. The selected income statement data set forth herein are for informational purposes only and may not necessarily be indicative of the Company’s future results of operations.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except share and per share data)
Income Statement Data:
Net sales (1)	$585,468	$528,034	$496,091	$429,267	$363,474
Cost of goods sold (1)	265,104	237,788	222,845	174,332	138,408

Gross profit (1)	320,364	290,246	273,246	254,935	225,066

Operating expenses:
Research and development	15,962	14,308	16,016	11,318	7,894
Selling	159,366	142,365	126,995	108,948	90,291
Shipping and warehousing (1)	17,087	14,620	13,739	16,997	10,005
General and administrative	65,511	58,918	52,335	43,606	35,612

Total operating expenses (1)	257,926	230,211	209,085	180,869	143,802

Operating income	62,438	60,035	64,161	74,066	81,264
Interest expense, net	1,037	1,272	1,643	3,108	2,723

Income before provision for income taxes	61,401	58,763	62,518	70,958	78,541
Provision for income taxes	19,851	20,567	21,881	20,587	27,489

Net income	$41,550	$38,196	$40,637	$50,371	$51,052

Basic net income per share	$0.61	$0.56	$0.59	$0.73	$0.74

Basic weighted average common shares	67,953,000	68,006,000	68,732,000	68,856,000	69,041,000

Diluted net income per share	$0.60	$0.56	$0.59	$0.72	$0.73

Diluted weighted average common shares	68,832,000	68,282,000	69,333,000	69,751,000	69,709,000

Dividend per share	$0.15	$0.14	$—	$—	$—

	At December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$195,457	$154,532	$129,008	$106,318	$84,176
Total assets	480,877	434,884	383,950	362,780	302,986
Total debt	30,248	28,700	30,757	59,042	35,746
Shareholders’ equity	366,011	326,604	293,831	260,710	208,173

(1)	The years ended December 31, 2004, 2003 and 2002 reflect the reclassification to net sales and cost of sales from shipping and warehousing expenses of certain shipping and handling fees charged to customers and related freight costs. See Note 1 – Reclassifications. No reclassifications have been made to such items for the years ended December 31, 2001 and 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes the operations of Oakley, Inc. and its subsidiaries (“Oakley” or the “Company”) for each of the periods discussed.

The Company’s net sales, cost of goods sold, shipping and warehousing expenses, and any ratio calculated therefrom, as used throughout this Annual Report for the years ended December 31, 2004, 2003 and 2002, reflect the reclassification to net sales and cost of sales from shipping and warehousing expenses of certain shipping and handling fees charged to customers and related freight costs incurred. See Note 1 – Reclassifications.

Overview

Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, apparel, apparel accessories, electronics, footwear and watches. At December 31, 2004, the Company’s products are sold in the United States through a carefully selected base of accounts which fluctuates between 8,500 and 10,000 accounts, and 15,000 to 17,000 doors, depending on seasonality of summer and winter products. Oakley’s store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow and golf shops, and motorcycle, athletic footwear and sporting goods stores and department stores. The Company also operates 36 Oakley retail stores in the United States that offer a full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 83 sunglass specialty retail stores at December 31, 2004.

Internationally, the Company sells its products through its direct offices in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom. Additionally, in those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company’s products either exclusively or with complementary products and agree to comply with the marketing philosophy and practices of the Company. Sales to the Company’s distributors are denominated in U.S. dollars. The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. The Company and its subsidiaries use foreign exchange contracts to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates.

Critical Accounting Policies

The Company’s historical success is attributable, in part, to its introduction of products that are perceived to represent an improvement in performance over products available in the market. The Company’s future success will depend, in part, upon its continued ability to develop and introduce such innovative products, although there can be no assurance of the Company’s ability to do so. The consumer products industries are highly competitive and are subject to rapidly changing consumer demands and preferences. The Company competes with numerous domestic and foreign designers, brands and manufacturers of eyewear, apparel, apparel accessories, electronics, footwear and watches, some of which have greater financial and marketing resources than the Company. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences and shifts in consumer preferences may adversely affect companies that misjudge such preferences.

In addition, the Company has experienced significant growth under several measurements which has placed, and could continue to place, a significant strain on its employees and operations. If management is unable to anticipate or manage growth effectively, the Company’s operating results could be materially adversely affected.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates. The Company believes that the following discussion addresses the Company’s most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company’s reported financial results.

Revenue Recognition

The Company recognizes wholesale revenue when merchandise is shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of sale. Revenue from the Company’s retail store operations is recognized upon purchase by customers at the point of sale. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management’s expectations. Sales agreements with dealers and distributors normally provide general payment terms of 30 to 150 days, depending on the product category and the customer. The Company’s standard sales agreements with its customers do not provide for any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company occasionally accepts other returns at its discretion. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.

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

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of product demand and production requirements. Demand for the Company’s products can fluctuate significantly. Factors that could affect demand for the Company’s products include unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions, which could reduce demand for products sold by the Company and which could adversely affect profitability; and future terrorist acts or war, or the threat or escalation thereof, which could adversely affect consumer confidence and spending, interrupt production and distribution of product and raw materials and, as a result, adversely affect the Company’s operations and financial performance. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. At December 31, 2004, the Company determined that no impairment loss was necessary.

Goodwill

In accordance Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” (SFAS No. 142), goodwill and non-amortizing intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also tested in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future. The Company completed its annual impairment test for the fiscal year ended December 31, 2004, and determined that no impairment loss was necessary.

Warranties

The Company provides a one-year limited warranty against manufacturer’s defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer’s defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer’s defects, and apparel is warranted for 30 days against manufacturer’s defects. Oakley electronic products are warranted for 90 days against manufacturer’s defects. The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period with proof of purchase from an authorized Oakley dealer. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.

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

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At December 31, 2004, $3.7 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition. See Note 6 in Notes to Consolidated Financial Statements .

Insurance Coverage

The Company is partially self-insured for its workers’ compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability for claims incurred during the period of $2,265,000. The Company records a liability for the actuarially estimated cost of claims both reported, and incurred but not reported based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as its actual experience dictates. A significant change in the number or dollar amount of claims or other actuarial assumptions could cause the Company to revise its estimate of potential losses and affect its reported results.

Foreign Currency Translation

The Company has direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts. See Note 9 in Notes to Consolidated Financial Statements.

Certain Risks and Uncertainties

Vulnerability Due to Supplier Concentrations

The Company has an exclusive agreement with a single source for the supply of uncoated lens blanks from which a majority of its sunglass lenses are cut. This agreement gives the Company the exclusive right to purchase decentered sunglass lenses in return for the Company’s agreement to fulfill all of its lens requirements from such supplier, subject to certain conditions. The Company has expanded its in-house lens blank production capabilities to manufacture some portion of its lenses directly. In addition, the Company has terminated this agreement effective in March 2006 and is renegotiating a new contract under terms it believes will be more favorable to the Company. In the event of the loss of its source for lens blanks, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find and use a suitable alternative source and could have a material adverse impact on the Company’s business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner. If the Company were to lose the source for its lens blanks or other critical materials, it could have a materially adverse effect on the Company’s business.

Vulnerability Due to Customer Concentrations

Net sales to the retail group of Luxottica, which include Sunglass Hut locations worldwide, were approximately 7.6%, 8.9% and 12.0% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Luxottica is also one of the Company’s largest competitors in the sunglass and optical frame markets. In December 2004, the Company and Luxottica entered into a new commercial agreement that establishes the commercial terms applicable for 2005 between the two companies. There can be no assurances as to the future of the relationship between the Company and Luxottica or as to the likelihood that a new contract beyond 2005 will be agreed to by the parties. In October 2004, Luxottica acquired Cole, one of the largest optical retailers and chain providers of managed vision care services worldwide. The Company currently sells to a small portion of Cole’s retail locations and sales to this customer have been immaterial to the Company’s operations. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer SSNZ, the Company’s largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations that offer some of the Company’s products and sales to this customer have been immaterial to the Company’s operations. In September 2003, Luxottica acquired all the shares of Australian eyewear retailer OPSM. OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company’s products. For 2003, the Company’s net sales to OPSM prior to the acquisition were approximately AUD $1.1 million (or approximately US$0.7 million based on the average exchange rate for 2003). These sales exclude a limited amount of sales generated through the Company’s international distributors. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company’s financial position or results of operations.

Dependence on Key Personnel

The Company’s operations depend to a great extent on the efforts of its key executive officers and other key qualified personnel, many of whom would be extremely difficult to replace. The loss of those key executive officers and qualified personnel may cause a significant disruption to the Company’s business and could adversely affect the Company’s operations.

Competition

The consumer products industries are highly competitive and are subject to rapidly changing consumer demands and preferences. The Company competes with numerous domestic and foreign designers, brands and manufacturers of eyewear, apparel, apparel accessories, electronics, footwear and watches, some of which have greater financial and marketing resources than the Company. Management believes that its success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands in a timely manner and to continually appeal to consumers of the Oakley brand. Increased competition in the worldwide apparel and footwear industries could reduce the Company’s sales and prices and adversely affect its business and financial condition.

Changes in Fashion Trends

The eyewear, apparel, apparel accessories, electronics, footwear and watch industries are characterized by constant product innovation due to changing consumer preferences. As a result, the Company’s success depends in large part on its ability to continuously develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands. If the Company fails to regularly and rapidly develop innovative products and update core products or if fashion trends shift away from the Company’s products, or if the Company otherwise misjudges the market for its product lines, the Company may be faced with a significant amount of unsold finished goods inventory and could adversely affect retail and consumer acceptance of the Company’s products, limit sales growth or other conditions which could have a material adverse effect on the Company.

Protection of Proprietary Rights

The Company relies in part on patent, trade secret, unfair competition, trade dress, trademark and copyright law to protect its right to certain aspects of its products, including product designs, proprietary manufacturing processes and technologies, product research and concepts, and recognized trademarks, all of which the Company believes are important to the success of its products and its competitive position. There can be no assurance that any pending trademark or patent application will result in the issuance of a registered trademark or patent, or that any trademark or patent granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that the actions taken by the Company to protect its proprietary rights will be adequate to prevent imitation of its products, that the Company’s proprietary information will not become known to competitors, that the Company can meaningfully protect its right to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on the Company’s intellectual property rights. No assurance can be given that others will not assert rights in, and ownership of, the patents and other proprietary rights of the Company. Also, the laws of some foreign countries may not protect the Company’s intellectual property to the same extent as do the laws of the United States.

Consistent with the Company’s strategy of vigorously defending its intellectual property rights, Oakley devotes substantial resources to the enforcement of patents issued and trademarks granted to the Company, to the protection of trade secrets, trade dress or other intellectual property rights owned by the Company, and to the determination of the scope or validity of the proprietary rights of others that might be asserted against the Company. A substantial increase in the level of potentially infringing activities by others could require the Company to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject the Company to the loss of its rights to a particular patent, trademark, copyright or trade secret, could require the Company to grant licenses to third parties, could prevent the Company from manufacturing, selling or using certain aspects of its products, or could subject the Company to substantial liability, any of which could have a material adverse effect on the Company’s results of operations.

Risks Relating to International Operations

Sales outside the United States accounted for approximately 47.9%, 50.5% and 47.8% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively. While the Company expects international sales to continue to account for a significant portion of its sales, there can be no assurance that the Company will be able to maintain or increase its international sales. The Company’s international operations and international commerce are influenced by many factors, including:

•	currency exchange rate fluctuations or restrictions;

•	local economic and political instability;

•	wars, civil unrest, acts of terrorism and other conflicts;

•	natural disasters;

•	changes in legal or regulatory requirements affecting foreign investment, loans, tariffs and taxes; and

•	less protective foreign laws relating to intellectual property;

The occurrence or consequences of any of these factors may restrict the Company’s ability to operate in the affected region and/or decrease the profitability of its operations in that region.

Nature of Endorsement Contracts

A key element of the Company’s marketing strategy has been to establish contacts with, and obtain endorsement from, prominent athletes and public personalities. Management believes that this has proven an effective means of gaining international brand exposure and broad product appeal. These endorsement contracts generally have terms from one to four years. The Company also furnishes its products at a reduced cost or without charge to selected athletes and personalities who wear Oakley glasses without any formal arrangement. There can be no assurance that any of these relationships with athletes and personalities will continue, that such contracts will be renewed or that the Company will be able to attract new athletes to wear or endorse its products. If Oakley were unable in the future to arrange endorsements of its products by athletes and/or public personalities on terms it deems reasonable, it would be required to modify its marketing plans and could be forced to rely more heavily on other forms of advertising and promotion, which might not prove to be as effective as endorsements.

Control by Principal Shareholder

The Company’s current Chairman and Chief Executive Officer, Jim Jannard (“Mr. Jannard”), beneficially owned approximately 63.2% of the outstanding Common Stock of the Company at February 28, 2005. Consequently, Mr. Jannard has majority control of the Company and the ability to control the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Possible Volatility of Stock Price

The market price for shares of the Company’s Common Stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Factors that may have a significant impact on the market price of the Company’s stock include:

•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in the Company’s revenues or earnings in any given period relative to the levels expected by securities analysts or projected by the Company;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding the Company’s financial disclosures or practices.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of the Company’s stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Impact of Potential Future Acquisitions

From time to time, the Company may engage in strategic transactions with the goal of maximizing shareholder value. Management will continue to evaluate potential strategic transactions and alternatives that it believes may enhance shareholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spinoffs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and equity or debt investments. Although management’s goal is to maximize shareholder value, such transactions may impair shareholder value or otherwise adversely affect the Company’s business and the trading price of its stock. Any such transaction may require the Company to incur non-recurring or other charges and/or to consolidate or record its equity in losses and may pose significant integration challenges and/or management and business disruptions, any of which could harm the Company’s operating results and business.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NYSE rules, are creating uncertainty for companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, management’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, management’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the required assessment of the Company’s internal controls over financial reporting and its external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. Management expects these efforts to require the continued commitment of significant resources. Further, the Company’s board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business.

Results of Operations

The following tables set forth operating results in dollars and as a percentage of net sales for the periods indicated.

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Net sales (1)	$585,468	$528,034	$496,091
Cost of goods sold (1)	265,104	237,788	222,845

Gross profit (1)	320,364	290,246	273,246

Operating expenses:
Research and development	15,962	14,308	16,016
Selling	159,366	142,365	126,995
Shipping and warehousing (1)	17,087	14,620	13,739
General and administrative	65,511	58,918	52,335

Total operating expenses (1)	257,926	230,211	209,085

Operating income	62,438	60,035	64,161
Interest expense, net	1,037	1,272	1,643

Income before provision for income taxes	61,401	58,763	62,518
Provision for income taxes	19,851	20,567	21,881

Net income	$41,550	$38,196	$40,637

	Year Ended December 31,
	2004	2003	2002
Net sales (1)	100.0%	100.0%	100.0%
Cost of goods sold (1)	45.3	45.0	44.9

Gross profit (1)	54.7	55.0	55.1
Operating expenses:
Research and development	2.7	2.7	3.2
Selling	27.2	27.0	25.6
Shipping and warehousing (1)	2.9	2.8	2.8
General and administrative	11.2	11.2	10.6

Total operating expenses (1)	44.0	43.7	42.2

Operating income	10.7	11.3	12.9
Interest expense, net	0.2	0.2	0.3

Income before provision for income taxes	10.5	11.1	12.6
Provision for income taxes	3.4	3.9	4.4

Net income	7.1%	7.2%	8.2%

(1)	Reflects the reclassification to net sales and cost of sales from shipping and warehousing expenses of certain shipping and handling fees charged to customers and related freight costs. See Note 1 – Reclassifications.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales

Net sales increased to $585.5 million for the year ended December 31, 2004 from $528.0 million for the year ended December 31, 2003, an increase of $57.5 million, or 10.9%. Gross sales were $621.7 million in 2004 compared to $567.1 million for 2003.

Gross sunglass sales increased $4.1 million to $314.5 million for the year ended December 31, 2004 compared to $310.4 million for the year ended December 31, 2003. This increase was due to strong sales of polarized versions of the Company’s sunglasses, sales of the Monster Dog™, introduced in 2003, the Half Wire™, introduced in 2002 and sales from newly introduced sunglasses such as the Dartboard™, and Why 8™, partially offset by declines in sales of the Company’s more mature products. In addition, initial sales of combat eyewear to the U.S. Army and a 3.3% increase in the average selling price contributed to the increase. The increase in average selling price is due to the effect of a weak U.S. dollar on international sales, a higher contribution from polarized styles that carry higher average prices and a greater contribution from the Company’s retail store operations. Sunglass units decreased 2.0% in 2004 compared to 2003 due to competitive pressures from fashion and action sports brands.

Gross sales from the Company’s newer product categories, comprised of apparel, apparel accessories, electronics, prescription eyewear, footwear, and watches, increased 25.1%, or $41.4 million, to $206.5 million for 2004 from $165.1 million for 2003. As a percentage of gross sales, these new product categories accounted for 33.2% of total gross sales for 2004 compared to 29.1% for 2003. The largest contributors to this increase were gross sales from the launch of Oakley Thump™ of $19.8 million and increased gross sales from the Company’s apparel and apparel accessories categories which increased 24.7%, or $18.9 million, to $94.9 million for 2004 from $76.0 million for 2003. Prescription eyewear gross sales increased 11.9%, or $5.1 million, to $47.8 million in 2004 from $42.7 million in 2003, primarily due to the introduction of new styles and increased sales of lenses. Footwear gross sales declined 11.8%, or $4.3 million, to $32.2 million in 2004 from $36.5 million in 2003 as a result of declines in the Company’s lifestyle footwear styles, partially offset by stronger sales for the Company’s golf shoes, sandals and military footwear. Watch gross sales increased 20.2%, or $2.0 million, to $11.9 million in 2004 from $9.9 million in 2003, as the Company transitioned its product development and sales efforts to focus on premium analog watch designs and distribution. Gross sales of the Company’s goggles increased 8.3% to $39.2 million in 2004 from $36.2 million at 2003, due to strong fourth quarter reorder activity. Other revenue, consisting of sales of equipment, sunglass and goggle accessories, Iacon’s sales of sunglass brands other than the Company’s and shipping and handling fees charged to customers, increased $6.0 million to $61.4 million for 2004 compared to $55.4 million for 2003. Although the Company currently expects that these newer product categories will have a significant positive contribution to the Company’s gross sales, there can be no assurance that these newer product categories will be well received by consumers and therefore no assurance that these newer product categories will contribute significantly to future years’ results.

The Company’s U.S. net sales, excluding retail store operations, increased 11.7% for the year ended December 31, 2004 to $232.5 million from $208.2 million in 2003 as a result of a 15.4% increase in net sales to the Company’s broad specialty store account base and other domestic sales, partially offset by a 5.7% decrease in sales to the Company’s largest U.S. customer, Sunglass Hut and its affiliates. Sales to Sunglass Hut decreased $2.1 million to $35.0 million for the year ended December 31, 2004 from $37.1 million for the year ended December 31, 2003. This decrease reflects the first quarter effect of Sunglass Hut’s efforts to attain a more efficient Oakley inventory level at their distribution center along with slower than expected Oakley product sales at Sunglass Hut stores during the year. Sales from Oakley Thump™ during the fourth quarter of 2004 and sales of combat eyewear to the U.S. Army were contributors to the increase in the Company’s domestic sales.

Net sales from the Company’s retail store operations increased to $72.4 million for the year ended December 31, 2004 as a result of increased store locations, compared to $53.2 million for the year ended December 31, 2003, an increase of $19.2 million, or 36.1%. During 2004, the Company opened nine new Oakley stores and eight Iacon stores. At December 31, 2004, the Company operated 36 Oakley stores and 83 Iacon stores compared to 27 Oakley stores and 76 Iacon stores at December 31, 2003. The increase in net sales from the Company’s retail stores reflect an increase in stores and increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores.

During the year ended December 31, 2004, the Company’s international net sales increased 5.2%, or $13.9 million, to $280.5 million from $266.6 million for 2003. The weaker U.S. dollar accounted for 7.6 percentage points, or $20.4 million, of sales benefit. The Company achieved growth in all international regions other than the South Pacific. International sales benefited from the limited release of the Oakley Thump™ in key markets and increased sales of apparel and sunglass styles introduced during 2004. The Company experienced a decline in sales in Australia in the fourth quarter of 2004 and the total year. Additionally, the Company’s Mexico subsidiary failed to generate profits amid the challenges of the Mexican market, and the Company intends to reorganize its operations there in 2005 to improve profitability. Sales from the Company’s direct international offices represented 86.0% of total international sales for 2004, compared to 88.0% for 2003.

Gross profit

Gross profit increased to $320.4 million, or 54.7% of net sales, for the year ended December 31, 2004 from $290.2 million, or 55.0% of net sales, for the year ended December 31, 2003, an increase of $30.2 million, or 10.4%. The decrease in gross profit as a percentage of net sales is due to a lower mix of sunglass sales and lower average sunglass margins resulting from slightly reduced production volumes, increased costs on new sunglass models, increased overhead costs, including greater provisions for workers’ compensation expenses and higher labor overtime costs and additional duties paid in one international market in 2004. These decreases were partially offset by favorable foreign exchange effects, improved apparel product margins and reduced sales returns and discounts.

Operating expenses

Operating expenses for the year ended December 31, 2004 increased to $257.9 million from $230.2 million for the year ended December 31, 2003, an increase of $27.7 million, or 12.0%. As a percentage of net sales, operating expenses increased to 44.0% of net sales for the year ended December 31, 2004 compared to 43.7% of net sales for 2003. The largest contributors to this increase were expenses associated with increased sales volumes, higher foreign operating expenses resulting from a weaker U.S. dollar and higher operating expenses related to the Company’s expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, accounted for approximately $8.5 million, or 30.7%, of the increase. Operating expenses included $23.3 million of expenses for the Company’s retail store operations, an increase of $4.1 million from $19.2 million for the year ended December 31, 2003.

Research and development expenses increased $1.7 million to $16.0 million, or 2.7% of net sales, for the year ended December 31, 2004, from $14.3 million, or 2.7% of net sales, for the year ended December 31, 2003. This increase is primarily due to increased design personnel and related benefit costs of $0.7 million and increased product design expenses of $0.5 million, including those for the Company’s new electronics product category.

Selling expenses increased $17.0 million to $159.4 million, or 27.2% of net sales, for the year ended December 31, 2004 from $142.4 million, or 27.0% of net sales, for the year ended December 31, 2003. The weakening of the U.S. dollar contributed $5.5 million, or 32.4%, to this increase along with increased retail selling expense of $3.0 million over 2003. Excluding retail store operations, itemized expenses contributing to the increase in selling expenses were $4.9 million in increased sales personnel and related benefit costs, including restricted stock expense; $3.3 million for increased sports marketing expenses; $1.2 million for increased travel and trade show expenses; $0.9 million for increased sales commissions; and $0.8 million for increased advertising and marketing expenses.

Shipping and warehousing expenses increased $2.5 million to $17.1 million for the year ended December 31, 2004, from $14.6 million for the twelve months ended December 31, 2003. Approximately $1.1 million, or 44.0%, of this increase was attributable to the weakening of the U.S. dollar. As a percentage of net sales, shipping expenses increased to 2.9% of net sales for 2004 compared to 2.8% for 2003 primarily due to increased costs associated with the Company’s international distribution centers.

General and administrative expenses increased $6.6 million to $65.5 million, or 11.2% of net sales, for the year ended December 31, 2004, from $58.9 million, or 11.2% of net sales, for the year ended December 31, 2003. Approximately $1.8 million, or 27.3%, of this increase was attributable to the weakening of the U.S. dollar and $1.1 million was due to increased general and administrative expense for the Company’s retail store operations. During the fourth quarter of 2004, the Company recorded a foreign exchange contract loss of $0.8 million related to the repatriation of profits by the Company’s subsidiary in the United Kingdom. This type of foreign exchange loss is not expected to occur in the future as the Company changed its hedging practice to exclude the repatriation of earnings, if the Company should decide to do so, where there is no offsetting increase in gross margin. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $3.6 million in greater personnel and related benefit costs, including increases in vacation and workers’ compensation reserves; restricted stock expense and personnel expenses associated with Sarbanes-Oxley compliance; $1.1 million in increased professional fees including greater internal audit fees and fees associated with Sarbanes-Oxley compliance; and $0.5 million in greater bank charges resulting from letters of credits and the Company’s increased e-commerce and telesales operations. There can be no assurance that general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.

Operating income

The Company’s operating income increased to $62.4 million, or 10.7% of net sales, for the year ended December 31, 2004 from $60.0 million, or 11.3% of net sales, an increase of $2.4 million.

Interest expense, net

The Company’s net interest expense decreased to $1.0 million for the year ended December 31, 2004 from $1.3 million for the year ended December 31, 2003, principally because the Company had higher average cash balances in 2004.

Income taxes

The Company recorded a provision for income taxes of $19.9 million for the year ended December 31, 2004, compared to $20.6 million for the year ended December 31, 2003. The Company’s effective tax rate for the year ended December 31, 2004 was 32.3% compared to 35% for 2003. The reduction results from the favorable closure of prior year Internal Revenue Service (“IRS”) and French income tax issues.

During 2004, the Company was under audit by the IRS for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly-owned foreign subsidiaries, Oakley UK and Oakley Europe. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company is currently contesting this adjustment with the IRS. Based on advice from its outside legal and tax experts, management believes that Oakley’s tax position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. In the event that the Company does not prevail under protest, management expects that the adjustment should not have a material impact on the Company’s financial results because the Company has insurance in place which it believes will cover such adjustment and any associated expenses. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter.

Net income

The Company’s net income increased to $41.6 million for the year ended December 31, 2004 from $38.2 million for the year ended December 31, 2003, an increase of $3.4 million or 8.9%.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales

Net sales increased to $528.0 million for the year ended December 31, 2003 from $496.1 million for the year ended December 31, 2002, an increase of $31.9 million, or 6.4%. Gross sales were $567.1 million in 2003 compared to $535.3 million for 2002.

Gross sunglass sales decreased $19.8 million to $310.4 million for the year ended December 31, 2003 compared to $330.2 million for the year ended December 31, 2002. Sunglass unit shipments declined 10.8% due to a number of adverse factors including weak consumer spending related in part to the events in Iraq during the first part of the year, a reduction in sales contribution from new sunglass introductions, wet weather patterns in key markets during the peak sunglass selling season and competitive pressures from strong fashion brands in the southern European markets. The decrease in sunglass unit shipments was partially offset by a 5.4% increase in average selling price primarily as a result of favorable foreign exchange rates and a greater contribution from the Company’s retail store operations. The Company experienced declines in sales of more mature products, which were partially offset by increased sales from the Half Jacket™, Half Wire™ and Splice®, introduced in 2002, as well as sales of the Company’s new 2003 sunglass styles including the Valve™, Big Square Wire®, Monster Dog™ and Teaspoon™. In addition, the Company experienced increased sales of the Company’s polarized styles for 2003.

Gross sales from the Company’s newer product categories, comprised of apparel, apparel accessories, prescription eyewear, footwear and watches, increased 23.5%, or $31.4 million, to $165.1 million for 2003 from $133.7 million for 2002. As a percentage of gross sales, these new product categories accounted for 29.1% of total gross sales for 2003 compared to 25.1% for 2002. The strongest results were from the apparel and prescription eyewear categories where strong line introductions drove sales increases. Gross sales of the Company’s goggles increased 30.2%, driven by the success of Wisdom™, the Company’s most advanced snow goggle, introduced in the fourth quarter of 2002. While gross sales of the Company’s footwear increased 17.0%, or $5.3 million, to $36.5 million for 2003 from $31.2 million for 2002, the Company experienced poor sell-through of its fall line of footwear products. Although the Company currently expects that these newer product categories will have a significant positive contribution to the Company’s net sales, there can be no assurance that these newer product categories will be well received by consumers and therefore no assurance that these newer product categories will contribute significantly to future years’ results.

The Company’s U.S. net sales, excluding retail store operations, decreased 8.0% for the year ended December 31, 2003 to $208.2 million from $226.2 million in 2002 as a result of a 26.2% decrease in sales to the Company’s largest U.S. customer, Sunglass Hut and its affiliates, coupled with a 2.6% decrease in net sales to the Company’s broad specialty store account base and other domestic sales. Sales to Sunglass Hut decreased $13.2 million to $37.1 million for the year ended December 31, 2003 from $50.3 million for the year ended December 31, 2002. The decline in U.S. net sales reflects the generally depressed retail environment during the first half of 2003, which had a more pronounced effect on the Company’s mature sunglass category and contributed to the decline in sunglass sales. Additionally, unusual cooler weather conditions during the second quarter of 2003 adversely affected the Company’s summer product sales, particularly sunglasses, sandals, the summer apparel line and the Company’s prescription sunglasses which led to lower than expected U.S. sales. The decrease in the Company’s U.S. sales was partially offset by a higher contribution from its retail store operations. In addition, the Company’s U.S. net sales in 2003 benefited from strong growth in military sales and increased department store concept shop locations over 2002.

Net sales from the Company’s retail store operations increased to $53.2 million for the year ended December 31, 2003 as a result of increased store locations, compared to $32.6 million for the year ended December 31, 2002, an increase of $20.6 million, or 63.2%. During 2003, the Company opened 13 new Oakley stores and 17 Iacon stores, including the acquisition of Celebrity Eyeworks Studio located at Downtown Disney in Orlando, Florida. At December 31, 2003, the Company operated 27 Oakley stores and 76 Iacon stores.

During the year ended December 31, 2003, the Company’s international net sales increased 12.3%, or $29.3 million, to $266.6 million from $237.3 million for 2002. The weaker U.S. dollar accounted for 11.3 percentage points, or $26.5 million, of this increase. All product categories experienced growth with the largest growth occurring in apparel and prescription eyewear. Europe, Latin America, Japan, Canada and South Africa each achieved growth, partially offset by declines in the rest of Asia where concerns related to the SARS crisis affected travel and related retail businesses during the first part of 2003 and the Company’s transition to new distribution adversely impacted sales in the fourth quarter. The Company’s sales in Australia declined on a constant dollar basis in the fourth quarter of 2003 and the total year. These declines were due primarily to disruptions associated with Luxottica’s acquisition of OPSM in Australia along with declining market share in the surf distribution channel. In addition, the Company’s 2003 European sunglass sales were impacted by competitive pressures from strong fashion brands. Latin America experienced a large decrease in net sales in the 2002 period due to delays in the transition to direct distribution in Brazil from the previous independent distributor and overall weak economic conditions in the region. Sales from the Company’s direct international offices represented 88.0% of total international sales for 2003, compared to 84.9% for 2002.

Gross profit

Gross profit increased to $290.2 million, or 55.0% of net sales, for the year ended December 31, 2003 from $273.2 million, or 55.1% of net sales, for the year ended December 31, 2002, an increase of $17.0 million, or 6.2%. The decrease in gross profit as a percent of net sales was due to lower sunglass margins due to the decline in sunglass unit volume, partially offset by the positive effects of improved footwear and apparel margins and the positive effect of a weaker U.S. dollar.

Operating expenses

A restructure charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) was recorded during the fourth quarter of fiscal 2002 to restructure the Company’s European operations with significant changes made to the regional sales and distribution organization. This charge, included in selling and shipping and warehousing expenses, was completed during the fourth quarter of 2003 with no revisions to the original charge recorded. See Note 13 in Notes to Consolidated Financial Statements. Operating expenses for the year ended December 31, 2003 increased to $230.2 million from $209.1 million for the year ended December 31, 2002, an increase of $21.1 million, or 10.1%. As a percentage of net sales, operating expenses increased to 43.7% of net sales for the year ended December 31, 2003 compared to 42.2% of net sales for 2002. Excluding the $2.8 million European restructuring charge recorded in 2002, operating expenses increased to $230.2 million, or 43.7% of net sales, for the year ended December 31, 2003 from $206.3 million, or 41.5% of net sales, for the year ended December 31, 2002, an increase of $23.9 million, or 11.6%. The increase is primarily due to higher foreign operating expenses resulting from a weaker U.S. dollar and higher selling expenses related to the Company’s expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, contributed approximately $10.4 million, or 43.2%, of the increase. Operating expenses included $19.2 million of expenses for the Company’s retail store operations, an increase of $6.9 million from $12.3 million for the year ended December 31, 2002. Total increase in retail store operating expenses for 2003 represented 28.6% of the increase in total operating expenses over 2002 due to the increased store locations.

Research and development expenses decreased $1.7 million to $14.3 million, or 2.7% of net sales, for the year ended December 31, 2003, from $16.0 million, or 3.2% of net sales, for the year ended December 31, 2002, primarily due to leverage on footwear and apparel design expenses and reduced product design expenses in 2003. Selling expenses increased $15.4 million to $142.4 million, or 27.0% of net sales, for the year ended December 31, 2003 from $127.0 million, or 25.6% of net sales, for the year ended December 31, 2002. Excluding $2.3 million relating to the European restructuring charge, selling expenses were $142.4 million for the year ended December 31, 2003, compared to $124.7 million for the year ended December 31, 2002, an increase of $17.7 million. This increase was a result of increased retail selling expenses, including sales personnel expenses, displays and display depreciation, sports marketing, sales promotion and sales commissions. As a percentage of net sales, selling expenses excluding the restructure charge were 27.0% in 2003 compared to 25.1% for 2002. Shipping and warehousing expenses as a percentage of net sales remained at 2.8% of net sales for the year ended December 31, 2003 and 2002. Excluding $0.5 million related to the 2002 European restructuring charge, shipping and warehousing expenses as a percentage of sales increased to 2.8% of net sales in 2003 from 2.7% of net sales in 2002 due to increased freight costs and footwear and apparel distribution costs, including the establishment of the Company’s centralized European distribution facility in 2003. General and administrative expenses increased $6.6 million to $58.9 million, or 11.2% of net sales, for the year ended December 31, 2003, from $52.3 million, or 10.6% of net sales, for the year ended December 31, 2002. This increase in general and administrative expenses was principally a result of greater personnel-related costs, greater facility related costs, such as property taxes and insurance, depreciation, professional fees associated with tax audit support and the Company’s Sarbanes-Oxley compliance, increases in provision for non-income taxes, as well as increased general and administrative expenses for retail store operations.

Operating income

The Company’s operating income decreased to $60.0 million, or 11.3% of net sales, for the year ended December 31, 2003 from $64.2 million, or 12.9% of net sales, a decrease of $4.2 million. Excluding the European restructuring charge of $2.8 million in 2002, the Company’s operating income decreased $6.9 million to $60.0 million for the year ended December 31, 2003 from $66.9 million for the year ended December 31, 2002. As a percentage of net sales, operating income, prior to the restructure charge, decreased to 11.3% for the year ended December 31, 2003 from 13.5% for the year ended December 31, 2002. For 2003, the net effect on operating income from foreign exchange was significantly positive as the beneficial effect on international sales from the weakening dollar more than offset the growth in international operating expenses and cost of goods sold items from stronger foreign currencies as well as losses on foreign exchange contracts, except in limited cases when the Company reduced pricing in foreign currencies.

Interest expense, net

The Company had net interest expense of $1.3 million for the year ended December 31, 2003, as compared with net interest expense of $1.6 million for the year ended December 31, 2002. The decrease in interest expense is primarily due to lower interest rates during 2003 and reduced short-term borrowing balances resulting from strong operating cash flows.

Income taxes

The Company recorded a provision for income taxes of $20.6 million for the year ended December 31, 2003, compared to $21.9 million for the year ended December 31, 2002. Excluding the tax effect of the 2002 restructuring charge, the Company’s provision for income taxes was $20.6 million in 2003 compared to $22.9 million for 2002. The Company’s effective tax rate for the years ended December 31, 2003 and 2002 was 35%.

Net income

The Company’s net income decreased to $38.2 million for the year ended December 31, 2003 from $40.6 million for the year ended December 31, 2002, a decrease of $2.4 million or 5.9%. Excluding the 2002 European restructuring after-tax charge of $1.8 million, net income decreased to $38.2 million for the year ended December 31, 2003 from $42.4 million for the year ended December 31, 2002, a decrease of $4.2 million, or 9.9%.

Liquidity and Capital Resources

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings under its credit facilities. Cash provided by operating activities totaled $44.9 million for the year ended December 31, 2004 compared to $76.1 million for the year ended December 31, 2003. Cash flows from operating activities, compared to the preceding year, were primarily impacted by the timing of receivables collections, the timing of vendor payments, the payment of income taxes and increases in the Company’s inventory. The Company’s cash balance was $51.7 million at December 31, 2004 compared to $49.2 million at December 31, 2003. At December 31, 2004, working capital was $195.5 million compared to $154.5 million at December 31, 2003, a 26.5% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts and reserves for sales returns, totaled $102.8 million at December 31, 2004, compared to $78.0 million at December 31, 2003, with accounts receivable days outstanding for the year ended December 31, 2004 of 57, compared to 50 for the year ended December 31, 2003. The increase in accounts receivable days outstanding is due to a significant portion of sales from Oakley Thump™ and military sales occurring in late November and December 2004 as well as increased snow goggle sales which carry longer terms consistent with the industry. Inventories increased 16.6% to $115.1 million at December 31, 2004, compared to $98.7 million at December 31, 2003, due to increased eyewear, apparel and electronics inventories. Inventory turns were 2.5 at December 31, 2004, compared to 2.6 at December 31, 2003.

Credit Facilities

In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings of up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either London Interbank Offered Rate (“LIBOR”) or InterBank Offered Rate (“IBOR”) plus 0.75% (3.14% at December 31, 2004) or the bank’s prime lending rate minus 0.25% (5.0% at December 31, 2004). At December 31, 2004, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2004, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.73% to 6.07%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.60% to 11.00%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $27.5 million, of which $17.5 million was outstanding at December 31, 2004.

The Company also has a real estate term loan with an outstanding balance of $11.8 million at December 31, 2004, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (3.40% at December 31, 2004). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of December 31, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.5 million.

Note Payable

As of December 31, 2004, the Company also has a non-interest bearing note payable in the amount of $0.9 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.

Capital Expenditures

Capital expenditures for the year ended December 31, 2004 were $29.6 million, which included $5.9 million for retail store operations. Capital expenditures for 2004, excluding capital expenditures for retail operations, included $7.0 million for production equipment and new product tooling, $5.9 million for information technology infrastructure, including software, computers and related equipment, $5.7 million for in-store displays and $5.1 million for facility building improvements, furniture and fixtures and autos.

Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of $20 million of the Common Stock to occur from time to time as market conditions warrant. Under this program, as of December 31, 2004, the Company had purchased 1,344,900 shares of its common stock at an aggregate cost of approximately $14.6 million, or an average cost of $10.83 per share. Approximately $5.4 million remains available for repurchases under the current authorization with total common shares outstanding of 68,077,000 as of December 31, 2004. The Company intends to remain active with its share repurchase program should the right market conditions exist.

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

Contractual Obligations and Commitments

The following table gives additional guidance related to the Company’s future obligations and commitments as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter
Lines of credit	$17,541	$—	$—	$—	$—	$—
Long-term debt	1,519	1,519	8,731	—	—	—
Note payable	500	438	—	—	—	—
Letters of credit	5,215	—	—	—	—	—
Operating leases	18,556	18,236	16,727	14,841	13,259	43,496
Endorsement contracts	6,735	2,485	1,240	—	—	—
Capital expenditure purchase commitments	2,575	—	—	—	—	—

	$52,641	$22,678	$26,698	$14,841	$13,259	$43,496

The Company expects 2005 capital expenditures to be approximately $35.0 million. As of December 31, 2004, the Company had commitments of approximately $2.6 million for future capital purchases.

Warranty Provision

The Company provides warranties against manufacturer’s defects for all of its products and maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. Warranty liability activity for the years ended December 31, was as follows:

	2004	2003	2002
		(in thousands),
Balance as of January 1,	$2,921	$3,537	$3,503
Warranty claims and expenses	(3,959)	(3,511)	(4,224)
Provisions for warranty expense	4,124	2,851	4,224
Changes due to foreign currency translation	21	44	34

Balance as of December 31,	$3,107	$2,921	$3,537

The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated borrowings under its current or future credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future. The Company’s short-term funding comes from its current revolving line of credit which contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2004, the Company was in compliance with all restrictive covenants and financial ratios.

The Company may consider certain strategic acquisitions. Any such acquisition completed by the Company may have an impact on liquidity depending on the size of the acquisition.

Seasonality

The following table sets forth certain unaudited quarterly data for the periods shown:

	2004				2003
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands)
Net sales (1)	$128,636	$153,826	$150,044	$152,962	$112,523	$145,703	$146,885	$122,923
Gross profit (1)	67,714	88,582	83,335	80,733	58,455	86,931	81,417	63,443

(1)	Reflects the reclassification to net sales and cost of sales from shipping and warehousing expenses of certain shipping and handling fees charged to customers and related freight costs. See Note 1 – Reclassifications and Note 14 – Quarterly Financial Data.

Historically, the Company’s aggregate sales have been highest in the period from March to September, the period during which sunglass use is typically highest in the Northern Hemisphere. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, sales of other products, which generate gross profits at lower levels than sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to the Company’s gross profit in the second quarter, which historically has been the highest of the year. Although the Company’s business generally follows this seasonal trend, new product category introductions, such as apparel, footwear, watches and electronics, and the Company’s retail and international expansion, have partially mitigated the impact of seasonality.

Backlog

Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At December 31, 2004, the Company had a backlog of $55.3 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $10.5 million, compared to a backlog of $51.9 million, including backorders of $5.3 million, at December 31, 2003. The increase in backlog reflects a substantial increase in apparel orders, modest new electronics orders and a small increase in goggles and watches, offset by declines in eyewear and footwear. U.S. backlog at December 31, 2004 was lower than the prior year due to lower eyewear orders at year end, offset by increases in the Company’s international backlog, which were greater in all categories except footwear.

Inflation

The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2004, which note is incorporated herein by this reference.

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

Reconciliation of Gross Sales to Net Sales:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Gross sales	$621,652	$567,077	$535,320
Discounts and returns	(36,184)	(39,043)	(39,229)

Net sales	$585,468	$528,034	$496,091

Forward-Looking Statements

This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the sale of Oakley Thump™ and new product introductions in the Company’s electronics category; the Company’s ability to maintain approved vendor status and continue to receive product orders from the U.S. military; the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify and maintain qualified manufacturing partners; the ability to coordinate product development and production processes with those manufacturing partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica Group S.p.A, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate acquisitions and licensing arrangements without adversely affecting operations and the success of such initiatives; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where a significant portion of the Company’s operations are based; the Company’s ability to identify and execute successfully cost control initiatives; the Company’s ability to continue to grow its retail outlets; and other risks outlined in the Company’s SEC filings, including but not limited this Annual Report on Form 10-K for the year ended December 31, 2004 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign currency

The Company has direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. (See Note 9 in Notes to Consolidated Financial Statements). As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. All of the Company’s derivatives were designated and qualified as cash flow hedges at December 31, 2004.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the Company’s foreign exchange contracts by currency at December 31, 2004 (in thousands):

	U.S. Dollar		Fair
	Equivalent	Maturity	Value (loss)
Exchange Contracts:
Australian dollar	$9,355	Jan. 2005 - Dec. 2005	$(760)
British pound	24,097	Feb. 2005 - Dec. 2005	(1,541)
Canadian dollar	18,680	Jan. 2005 - Dec. 2005	(2,152)
Euro	27,414	Jan. 2005 - Dec. 2005	(3,185)
Japanese yen	16,289	Mar. 2005 - Dec. 2005	(850)
South African rand	2,833	Mar. 2005 - Dec. 2005	(369)

	$98,668		$(8,857)

The Company is exposed to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At December 31, 2004, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Interest rates

The Company’s principal line of credit, with no balance outstanding at December 31, 2004, bears interest at either LIBOR or IBOR plus 0.75% (3.14% at December 31, 2004) or the bank’s prime lending rate minus 0.25% (5.0% at December 31, 2004). Based on the weighted average interest rate of 4.06% on the line of credit during the year ended December 31, 2004, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, net income would be reduced by approximately $2,700 per year.

The Company’s ten-year real estate term loan, with a balance of $11.8 million outstanding at December 31, 2004, bears interest at LIBOR plus 1.0% (3.4% at December 31, 2004) and is due in September 2007. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company’s risk of fluctuations in the variable rate of its long-term loan by fixing the rate at 6.31%. As of December 31, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.5 million.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements for a listing of the consolidated financial statements submitted as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, management has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears under the Report of Independent Public Accounting Firm which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oakley, Inc.
Foothill Ranch, California:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A, that Oakley, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and is effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company, and our report dated March 14, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 14, 2005

Item 9b. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for its Annual Shareholders Meeting to be held on June 3, 2005 (the “2005 Proxy Statement”), under the caption “Board of Directors and Executive Officers,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the Company’s 2005 Proxy Statement, under the caption “Compensation of Executive Officers,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the Company’s 2005 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the Company’s 2005 Proxy Statement, under the caption “Certain Relationships and Related Transactions,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the Company’s 2005 Proxy Statement, under the caption “Fees of Independent Auditors,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	See page 46 for a listing of financial statements submitted as part of this report.

(a)(2)	Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)	The following exhibits are included in this report.

3.1 (1)	Articles of Incorporation of the Company

3.2 (8)	Amended and Restated Bylaws of the Company

3.3 (3)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.4 (8)	Amendment No. 1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and Restated Bylaws of Oakley, Inc.

10.1 (2)	Agreement, dated July 17, 1995, between Oakley, Inc. and Michael Jordan

10.2 (4)	Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)

10.3 (4)	Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.4 (5)	Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.5 (5)	Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.6 (5)	Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.7 (5)	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.8 (6)	Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.

10.9 (7)	Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.10 (7)	Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.11 (9)	Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

10.12 (9)	Oakley, Inc. Amended and Restated Executive Officers Performance Bonus Plan

10.13 (10)	Second Amended and Restated Employment Agreement, dated January 1, 2000, between Thomas George and Oakley, Inc.

10.14 (11)	Employment Agreement, dated October 1, 2000, between Tomas Rios and Oakley, Inc.

10.15 (12)	Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc.

10.16 (12)	Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc.

10.17 (13)	Amendment to Trademark License Agreement, dated June 1, 2002, between Y, LLC and Oakley, Inc.

10.18 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jim Jannard.

10.19 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Link Newcomb.

10.20 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Colin Baden.

10.21 (14)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Tommy Rios.

10.22 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Tom George.

10.23 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Donna Gordon.

10.24 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Scott Bowers.

10.25 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jon Krause.

10.26 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Kent Lane.

10.27 (14)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Carlos Reyes.

10.28 (15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Irene Miller.

10.29 (15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Abbott Brown.

10.30 (15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Lee Clow.

10.31 (16)	Aircraft Lease Agreement, dated December 18, 2003, between Oakley, Inc. and N2T, Inc.

10.32 (16)	Indemnification Agreement, dated February 12, 2004, between Oakley, Inc. and Thomas Davin.

10.33 (17)	Agreement and Mutual Release, dated March 5, 2004, between N2T, Inc. and Oakley, Inc.

10.34 (17)	Severance Agreement, dated March 5, 2004, between Link Newcomb and Oakley, Inc.

10.35 (17)	Executive Severance Plan effective as of January 1, 2004

10.36 (17)	Officer Severance Plan effective as of January 1, 2004

10.37 (18)	Third Amended and Restated Credit Agreement, dated August 19, 2004 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, Swing Line Lender and the lenders named therein.

10.38 (18)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Cosmas N. Lykos.

10.39 (18)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Mary George.

10.40 (19)	Indemnification Agreement, dated January 1, 2005, between Oakley, Inc. and Michael J. Puntoriero.

21.1 (19)	List of Material Subsidiaries

23.1 (19)	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1 (19)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (19)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (19)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(4)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(5)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(6)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(7)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(8)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(9)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1999.

(10)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1999.

(11)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2000.

(12)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2000.

(13)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2002.

(14)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2002.

(15)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2003.

(16)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2003.

(17)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2004.

(18)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2004.

(19)	Filed herewith.

(b)	Reports on Form 8-K

     The Company filed a Form 8-K on October 5, 2004 to announce a modification to the compensation structure for its non-employee directors, the addition of Mary J. George to the Company’s Board of Directors, and the declaration of a regular annual cash dividend of $0.15 per share.

     The Company furnished a Form 8-K on October 21, 2004, in connection with the press release issued by the Company on October 21, 2004 announcing its financial results for the fiscal quarter ended September 30, 2004.

     The Company filed a Form 8-K on December 10, 2004 to announce the planned resignation of Irene Miller as a member of its Board of Directors.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oakley, Inc.:

We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 14, 2005

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,738	$49,211
Accounts receivable, less allowances of $11,045 (2004) and $9,672 (2003)	102,817	77,989
Inventories, net (Note 2)	115,061	98,691
Other receivables	3,992	3,368
Deferred income taxes	10,202	9,965
Prepaid expenses and other assets	9,141	8,062

Total current assets	292,951	247,286

Property and equipment, net	152,993	153,583
Deposits	1,828	2,139
Deferred income taxes	1,027	781
Goodwill	25,699	24,609
Other assets	6,379	6,486

TOTAL ASSETS	$480,877	$434,884

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit (Note 7)	$17,541	$14,039
Accounts payable	32,838	26,837
Accrued expenses and other current liabilities (Note 5)	39,583	36,984
Accrued warranty (Note 1)	3,107	2,921
Income taxes payable	2,406	9,954
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	97,494	92,754

Deferred income taxes	6,684	2,884
Long-term debt, net of current portion	10,688	12,642

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,077,000 (2004) and 67,948,000 (2003) issued and outstanding	678	679
Additional paid-in capital	30,042	31,126
Retained earnings	328,312	296,970
Accumulated other comprehensive income (loss)	6,979	(2,171)

Total shareholders’ equity	366,011	326,604

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$480,877	$434,884

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year ended December 31,
	2004	2003	2002
Net sales (Note 1)	$585,468	$528,034	$496,091
Cost of goods sold (Note 1)	265,104	237,788	222,845

Gross profit	320,364	290,246	273,246

Operating expenses:
Research and development	15,962	14,308	16,016
Selling	159,366	142,365	126,995
Shipping and warehousing (Note 1)	17,087	14,620	13,739
General and administrative	65,511	58,918	52,335

Total operating expenses	257,926	230,211	209,085

Operating income	62,438	60,035	64,161

Interest expense, net	1,037	1,272	1,643

Income before provision for income taxes	61,401	58,763	62,518
Provision for income taxes	19,851	20,567	21,881

Net income	$41,550	$38,196	$40,637

Basic net income per common share	$0.61	$0.56	$0.59

Basic weighted average common shares	67,953,000	68,006,000	68,732,000

Diluted net income per common share	$0.60	$0.56	$0.59

Diluted weighted average common shares	68,832,000	68,282,000	69,333,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2004	2003	2002
Net income	$41,550	$38,196	$40,637

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	2,220	(4,088)	(4,181)
Foreign currency translation adjustment	6,930	12,151	2,378

Other comprehensive income (loss)	9,150	8,063	(1,803)

Comprehensive income	$50,700	$46,259	$38,834

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	(Loss) / Income	Total
Balance as of January 1, 2002	68,821,000	$688	$40,805	$227,648	$(8,431)	$260,710

Repurchase of common shares (Note 10)	(666,000)	(7)	(7,986)	—	—	(7,993)
Exercise of stock options (Note 10)	177,000	2	1,827	—	—	1,829
Compensatory stock options	—	—	3	—	—	3
Tax benefit related to exercise of stock options	—	—	448	—	—	448
Net income	—	—	—	40,637	—	40,637
Other comprehensive loss	—	—	—	—	(1,803)	(1,803)

Balance as of December 31, 2002	68,332,000	683	35,097	268,285	(10,234)	293,831

Repurchase of common shares (Note 10)	(436,000)	(4)	(4,487)	—	—	(4,491)
Exercise of stock options (Note 10)	52,000	—	470	—	—	470
Compensatory stock options	—	—	11	—	—	11
Tax benefit related to exercise of stock options	—	—	35	—	—	35
Dividends paid	—	—	—	(9,511)	—	(9,511)
Net income	—	—	—	38,196	—	38,196
Other comprehensive income	—	—	—	—	8,063	8,063

Balance as of December 31, 2003	67,948,000	679	31,126	296,970	(2,171)	326,604

Repurchase of common shares (Note 10)	(515,000)	(5)	(5,918)	—	—	(5,923)
Exercise of stock options (Note 10)	352,000	4	3,454	—	—	3,458
Compensatory stock options	—	—	16	—	—	16
Tax benefit related to exercise of stock options	—	—	603	—	—	603
Issuance of restricted stock	292,000	—	761	—	—	761
Dividends paid	—	—	—	(10,208)	—	(10,208)
Net income	—	—	—	41,550	—	41,550
Other comprehensive income	—	—	—	—	9,150	9,150

Balance as of December 31, 2004	68,077,000	$678	$30,042	$328,312	$6,979	$366,011

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,550	$38,196	$40,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,879	30,790	28,578
Provision for bad debt expense	1,601	1,738	1,877
Compensatory stock options and restricted stock expense	777	11	3
Tax benefit related to exercise of stock options	603	35	448
Loss on disposition of equipment	639	1,413	1,353
Deferred income taxes, net	2,331	885	(533)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(23,717)	(5,403)	5,672
Inventories	(13,779)	(5,847)	(5,925)
Other receivables	(533)	1,936	(2,192)
Income taxes receivable	—	—	6,449
Prepaid expenses and other	(974)	(1,558)	3,243
Deposits	362	670	(1,218)
Accounts payable	5,751	(42)	6,034
Accrued expenses and other current liabilities	5,763	4,446	2,838
Accrued warranty	186	(616)	34
Income taxes payable	(7,580)	9,458	319

Net cash provided by operating activities	44,859	76,112	87,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(29,615)	(29,772)	(32,992)
Proceeds from sale of property and equipment	311	192	162
Acquisitions of businesses	(450)	(430)	—
Other assets	(491)	(665)	(288)

Net cash used in investing activities	(30,245)	(30,675)	(33,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	3,416	19,037	77,852
Repayments of bank borrowings	(2,853)	(23,919)	(107,714)
Dividends	(10,208)	(9,511)	—
Net proceeds from issuance of common shares	3,458	505	2,277
Repurchase of common shares	(5,923)	(4,491)	(7,993)

Net cash used in financing activities	(12,110)	(18,379)	(35,578)

Effect of exchange rate changes on cash	23	(95)	(2,285)

Net increase in cash and cash equivalents	2,527	26,963	16,636
Cash and cash equivalents, beginning of period	49,211	22,248	5,612

Cash and cash equivalents, end of period	$51,738	$49,211	$22,248

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,511	$1,526	$2,700

Income taxes (net of refunds received)	$23,031	$8,573	$14,582

Non-cash investing and financing activities:
During 2002, the Company acquired certain assets through the settlement of accounts receivable	$—	$—	$(2,687)

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business

Description of Business

The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Its designs and innovations are protected by 524 legal patents and 1,059 trademarks worldwide. The Company operates in two segments: wholesale and U.S. retail with over 100 retail stores at December 31, 2004.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Oakley, Inc. and its subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates.

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

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business (cont’d)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives (generally two to seven years for property and equipment and 39 years for buildings) of the respective assets or, as to leasehold improvements, the term of the related lease if less than the estimated useful service life. Beginning in 2004, certain tooling equipment used for identifiable products is recorded at cost and depreciated over the estimated units to be produced.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. At December 31, 2004, the Company determined that no impairment loss was necessary.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” (SFAS No. 142), goodwill and non-amortizing intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future. The Company completed its annual impairment test for the fiscal year ended December 31, 2004 and determined that no impairment loss was necessary.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business (cont’d)

Revenue Recognition

The Company recognizes wholesale revenue when merchandise is shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of sale. Revenue from the Company’s retail store operations is recognized upon purchase by customers at the point of sale. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management’s expectations. Sales agreements with dealers and distributors normally provide general payment terms of 30 to 150 days, depending on the product category. The Company’s standard sales agreements with its customers do not provide for any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company occasionally accepts other returns at its discretion. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.

Amounts billed to customers for shipping and handling fees are included in net sales, freight costs incurred related to these fees are included in cost of sales and other warehousing costs are included in shipping and warehousing. See Note 1 – Reclassifications.

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

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business (cont’d)

Insurance Coverage

The Company is partially self-insured for its workers’ compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability for claims incurred during the period of $2,265,000. The Company records a liability for the actuarially estimated cost of claims both reported, and incurred but not reported based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as its actual experience dictates. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

Warranties

The Company provides a one-year limited warranty against manufacturer’s defects in its eyewear. All authentic Oakley watches are warranted for one year against manufacturer’s defects when purchased from an authorized Oakley watch dealer. Footwear is warranted for 90 days against manufacturer’s defects, and apparel is warranted for 30 days against manufacturer’s defects. Oakley electronic products are warranted for 90 days against manufacturer’s defects. The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period with proof of purchase from an authorized Oakley dealer. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.

Warranty liability activity for the years ended December 31, was as follows:

	2004	2003	2002
	(in thousands),
Balance as of January 1,	$2,921	$3,537	$3,503
Warranty claims and expenses	(3,959)	(3,511)	(4,224)
Provisions for warranty expense	4,124	2,851	4,224
Changes due to foreign currency translation	21	44	34

Balance as of December 31,	$3,107	$2,921	$3,537

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business (cont’d)

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Foreign Currency Translation

The Company has direct operations in Australia, Brazil, Continental Europe, Canada, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect receivables at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.

The components of comprehensive income (loss) for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Years ended December 31,
	2004	2003
	(in thousands)
Unrealized loss on foreign currency cash flow hedges, net of tax	$(5,678)	$(7,609)
Unrealized loss on interest rate swap, net of tax	(317)	(606)
Equity adjustment from foreign currency translation	12,974	6,044

	$6,979	$(2,171)

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business (cont’d)

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized for stock option awards granted with exercise prices at fair market value. Accordingly, no compensation expense has been recognized in the Company’s consolidated financial statements for incentive and non-qualified stock options granted to employees. Stock based awards to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123).

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

	2004	2003	2002
Stock volatility	36.0%	50.2%	70.9%
Risk-free interest rate	3.1%	2.1%	2.8%
Expected dividend yield	1.1%	1.4%	0%
Expected life of option	5.0 years	3.8 years	3.6 years

If the computed fair value of the 2004, 2003 and 2002 awards had been amortized to expense over the vesting period of the awards, net income would have been as follows:

	2004	2003	2002
	(in thousands)
Net income:
As reported	$41,550	$38,196	$40,637
Add: Stock based employee compensation expense as reported, net of tax effects	489	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(3,582)	(3,071)	(3,639)

Pro forma	$38,457	$35,125	$36,998

Basic net income per share:
As reported	$0.61	$0.56	$0.59
Pro forma	$0.57	$0.52	$0.54

Diluted net income per share:
As reported	$0.60	$0.56	$0.59
Pro forma	$0.56	$0.51	$0.54

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business (cont’d)

In March 2004, the Compensation and Stock Option Committee of the Company’s Board of Directors approved the accelerated vesting, as of December 31, 2004, of all unvested stock options that have an exercise price greater than $15.70. This accelerated vesting affected approximately 1,242,000 common stock options with a weighted average exercise price of $17.62. This acceleration resulted in the recognition of additional stock-based employee compensation of approximately $438,000, net of taxes, in the 2004 pro forma disclosure above and eliminates future compensation expense of approximately $691,000 that the Company would otherwise have recognized in its statements of income with respect to these options when FASB Statement No. 123 ® becomes effective on July 1, 2005. No stock-based compensation pursuant to APB Opinion No. 25 was recorded in the Company’s consolidated financial statements as a result of the acceleration.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares vested and outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding, including non-vested restricted shares, and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2004, 2003 and 2002, the diluted weighted average common shares outstanding includes diluted shares for stock options totaling 643,000, 276,000 and 601,000, respectively.

Advertising Costs

The Company advertises primarily through print media, catalogs and direct marketing. The Company’s policy is to expense advertising costs associated with print media on the date the print media is released to the public. Costs associated with catalogs and direct mail materials are expensed as they are shipped to the Company’s customers. Advertising costs also include posters and other point-of-purchase materials which are expensed as incurred. Advertising expenses for 2004, 2003 and 2002 were $18,372,000, $17,612,000 and $18,432,000, respectively.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) and in December 2003, issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of APB No. 51” (“FIN No. 46 ®”), which amended FIN 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 ® clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“APB No. 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The adoption of FIN No. 46 and FIN No. 46 ® did not have a material impact on the Company’s financial position or results of operations because the Company is not the beneficiary of any variable interest entities.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business (cont’d)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS No. 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 151 on its overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends APB Opinion No. 29 to eliminate the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions for SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.

In December 2004, the FASB issued SFAS No. 123 ® which requires that companies recognize compensation cost related to share based payment transactions in their financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instruments and will be recognized over the period that an employee provides service (usually the vesting period) in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 ® is effective beginning July 1, 2005. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 123 ®, which will result in additional compensation expense for remaining unvested stock options and will be affected by the number of future options granted.

Reclassifications

In the fourth quarter of 2004, the Company reclassified to net sales certain shipping and handling fees charged to customers. The Company had previously included these fees as a reduction to shipping and warehousing expenses. The reclassified shipping and handling fees totaled $6.7 million, $6.5 million and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and have not been allocated to any specific product category or customer. In addition, the Company changed its accounting policy for freight costs resulting in the reclassification of $10.7 million, $10.9 million and $10.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, from shipping and warehousing expenses to cost of goods sold.

The Company’s net sales, cost of goods sold, shipping and warehousing expenses, and any ratio calculated therefrom, as used throughout this Annual Report for the years ended December 31, 2004, 2003 and 2002, reflect the reclassifications described above.

These reclassifications had no impact on the Company’s net income for 2004 or any prior period, but resulted in reductions in gross profit of 1.2%, 1.5% and 1.6% for the years ended December 31, 2004, 2003 and 2002, respectively.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business (cont’d)

Certain Significant Risks and Uncertainties

General Business

The Company’s historical success is attributable, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company’s future success will depend, in part, upon its continued ability to develop and introduce such innovative products, and there can be no assurance of the Company’s ability to do so. The consumer products industry, including the eyewear, apparel, apparel accessories, electronics, footwear and watches, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences and shifts in consumer preferences may adversely affect companies that misjudge such preferences.

In addition, the Company has experienced significant growth under several measurements which has placed, and could continue to place, a significant strain on its employees and operations. If management is unable to anticipate or manage growth effectively, the Company’s operating results could be materially adversely affected.

Inventories

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

Vulnerability Due to Supplier Concentrations

The Company has an exclusive agreement with a single source for the supply of uncoated lens blanks from which a majority of its sunglass lenses are profiled. This agreement gives the Company the exclusive right to purchase decentered sunglass lenses in return for the Company’s agreement to fulfill all of its lens requirements, subject to certain conditions. The Company has expanded its in-house lens blank production capabilities to manufacture some portion of its lenses directly. In addition, the Company has terminated this agreement effective in March 2006 and is renegotiating a new contract under terms it believes will be more favorable to the Company. In the event of the loss of its source for lens blanks, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find and use a suitable alternative source and could have a material adverse impact on the Company’s business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner. If the Company were

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 1 – Significant Accounting Policies and Description of Business (cont’d)

to lose the source for its lens blanks or other critical materials, it could have a materially adverse effect on the Company’s business.

Vulnerability Due to Customer Concentrations

Net sales to the retail group of Luxottica Group S.p.A (“Luxottica”), which include Sunglass Hut locations worldwide, were approximately 7.6%, 8.9% and 12.0% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Luxottica is also one of the Company’s largest competitors in the sunglass and optical frame markets. In December 2004, the Company and Luxottica entered into a new commercial agreement that establishes the commercial terms applicable for 2005 between the two companies. There can be no assurances as to the future of the relationship between the Company and Luxottica or as to the likelihood that a new contract beyond 2005 will be agreed to by the parties. In October 2004, Luxottica acquired Cole National Corporation (“Cole”), one of the largest optical retailers and chain providers of managed vision care services worldwide. The Company currently sells to a small portion of Cole’s retail locations and sales to this customer have been immaterial to the Company’s operations. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand (“SSNZ”), the Company’s largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations that offer some of the Company’s products and sales to this customer have been immaterial to the Company’s operations. In September 2003, Luxottica acquired all the shares of Australian eyewear retailer OPSM Group Ltd (“OPSM”). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company’s products. For 2003, the Company’s net sales to OPSM prior to the acquisition were approximately AUD $1.1 million (or approximately $0.7 million in U.S. dollars based on the average exchange rate for 2003). These sales exclude a limited amount of sales generated through the Company’s international distributors. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company’s financial position or results of operations.

Note 2 – Inventories

Inventories at December 31, consist of the following:

	2004	2003
	(in thousands)
Raw materials	$29,219	$21,310
Finished goods	85,842	77,381

	$115,061	$98,691

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 3 – Property and Equipment

Property and equipment at December 31, consist of the following:

	2004	2003
	(in thousands)
Land	$8,953	$8,953
Buildings and leasehold improvements	100,042	92,537
Equipment and furniture	201,700	184,688
Tooling	26,995	24,024

	337,690	310,202
Less accumulated depreciation and amortization	(184,697)	(156,619)

	$152,993	$153,583

Note 4 – Goodwill and Intangible Assets

Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of December 31, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Covenants not to compete	$4,290	$2,948	$4,284	$2,452
Distribution rights	3,567	1,921	3,567	1,615
Patents	4,108	2,032	3,740	1,689
Other identified intangible assets	1,604	379	877	238

Total	$13,569	$7,280	$12,468	$5,994

Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $1,286,000, $1,267,000 and $1,119,000, respectively. Annual estimated amortization expense, based on the Company’s intangible assets at December 31, 2004, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2005	$1,295
Fiscal 2006	1,236
Fiscal 2007	880
Fiscal 2008	772
Fiscal 2009	706

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 4 – Goodwill and Intangible Assets (con’t)

Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
	(in thousands)
Balance, December 31, 2002	$1,574	$—	$11,692	$8,204	$21,470
Additions / adjustments:
Goodwill additions (1)	—	—	—	371	371
Changes due to foreign exchange rates	—	—	2,768	—	2,738

Balance, December 31, 2003	1,574	—	14,460	8,575	24,609
Additions / adjustments:
Goodwill additions (1)	—	—	—	422	422
Changes due to foreign exchange rates	—	—	668	—	668

Balance, December 31, 2004	$1,574	$—	$15,128	$8,997	$25,699

(1)	Reflects insignificant acquisitions made by the Company’s Iacon subsidiary in 2003 and 2004.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	Years ended December 31,
	2004	2003
	(in thousands)
Accrued employee compensation and benefits	$15,689	$14,188
Derivative liability	9,354	12,784
Other liabilities	14,540	10,012

	$39,583	$36,984

Note 6 – Income Taxes

The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the years ended December 31:

	2004	2003	2002
	(in thousands)
United States	$57,993	$50,101	$59,153
Foreign	3,408	8,662	3,365

	$61,401	$58,763	$62,518

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 6 – Income Taxes (con’t)

The provision for income taxes for the years ended December 31, consists of the following:

	2004	2003	2002
	(in thousands)
Current:
Federal	$12,608	$12,871	$20,075
State	1,256	1,554	2,051
Foreign	2,670	4,469	1,390

	16,534	18,894	23,516

Deferred:
Federal	3,350	2,322	(1,120)
State	49	3	79
Foreign	(82)	(652)	(594)

	3,317	1,673	(1,635)

	$19,851	$20,567	$21,881

No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $23.4 million of undistributed earnings of foreign subsidiaries as of December 31, 2004, which have been or are intended to be permanently reinvested.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. If applicable, the Company may elect to apply this provision to qualifying earnings repatriations in either the calendar year 2004 or the calendar year 2005. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” which provided additional guidance surrounding the financial statement impact of the AJCA. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language and may decide to repatriate some level of earnings of our foreign subsidiaries in the future.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 6 – Income Taxes (cont’d)

A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:

	2004	2003	2002
	(in thousands)
Tax at U.S. Federal statutory rates	$21,490	$20,567	$21,881
State income taxes, net	849	1,012	1,384
U.S. export benefit, net of foreign tax rate differential	(1,668)	(1,256)	(1,268)
Other, net	(820)	244	(116)

	$19,851	$20,567	$21,881

Certain wholly-owned foreign subsidiaries have generated net operating losses within the foreign jurisdictions in which they operate. Total net operating losses, which relate to continuing operations in Latin America, Germany and Australia, were approximately $15,288,000 as of December 31, 2004 and $10,121,000 as of December 31, 2003. Approximately $4,821,000 of the net operating loss balance on December 31, 2004, which relates to Latin America, will begin to expire on December 31, 2006. The remaining $10,468,000 of the net operating loss balance at December 31, 2004, which relates to Germany and Australia, will carry forward indefinitely. The Company’s wholly-owned subsidiary in Mexico has generated tax credits related to asset taxes paid in lieu of income taxes. These credits, approximately $149,000 on December 31, 2004 and $120,000 on December 31, 2003, will begin to expire on December 31, 2009. The Company has included a valuation allowance against the entire balance of net operating losses and tax credits at December 31, 2004, as we do not expect these attributes to be utilized in the foreseeable future.

The deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 6 – Income Taxes (cont’d)

	2004	2003
	(in thousands)
Deferred tax assets:
Warranty reserve	$1,090	$1,038
Uniform capitalization	1,345	1,177
Sales returns reserve	1,493	2,016
State taxes	(956)	63
Inventory	1,585	1,932
Allowance for doubtful accounts	523	481
Accrued fringe benefits and compensation	2,569	1,720
Foreign tax credit	—	1,375
Restricted stock	342	—
Other	3,238	944

Total deferred tax assets	11,229	10,746

Deferred tax liabilities:
Depreciation and amortization	(9,820)	(7,788)
Other comprehensive income	2,570	3,884
Other	566	1,020

Total deferred tax liability	(6,684)	(2,884)

Net deferred tax assets	$4,545	$7,862

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At December 31, 2004, $3.7 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

During 2004, the Company was under audit by the IRS for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly-owned foreign subsidiaries, Oakley UK and Oakley Europe. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company is currently contesting this adjustment with the IRS. Based on advice from its outside legal and tax experts, management believes that Oakley’s tax position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. In the event that the Company does not prevail under protest, management expects that the adjustment should not have a material impact on the Company’s financial results because the Company has insurance in place which it believes will cover such adjustment and any associated expenses. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 7 – Debt

Line of Credit

In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either LIBOR or IBOR plus 0.75% (3.14% at December 31, 2004) or the bank’s prime lending rate minus 0.25% (5.0% at December 31, 2004). At December 31, 2004, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2004, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.73% to 6.07%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.60% to 11.00%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $27.5 million, of which $17.5 million was outstanding at December 31, 2004.

Long-Term Debt

The Company has a real estate term loan with an outstanding balance of $11.8 million at December 31, 2004, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (3.4% at December 31, 2004). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of December 31, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.5 million.

As of December 31, 2004, the Company also has a non-interest bearing note payable in the amount of $0.9 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.

The following schedule lists the Company’s scheduled annual principal payments on its long-term debt:

Year Ending
December 31,	(in thousands)
2005	$2,019
2006	1,957
2007	8,731
2008	—
2009	—
Thereafter	—

$12,707

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 8 – Commitments and Contingencies

Operating Leases

The Company is committed under noncancelable operating leases expiring at various dates through 2022 for certain offices, warehouse facilities, retail stores, production facilities and distribution centers. The following is a schedule of future minimum lease payments required under such leases as of December 31, 2004:

Year Ending
December 31,	(in thousands)
2005	$18,556
2006	18,236
2007	16,727
2008	14,841
2009	13,259
Thereafter	43,496

Total	$125,115

Substantially all of the retail segment leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging up to 9% based on sales volumes over certain minimum sales levels.

Rent expense for the years ended December 31, is summarized as follows:

	2004	2003	2002
	(in thousands)
Related Party	$—	$90	$60
Other	18,992	14,741	8,570

Total	$18,992	$14,831	$8,630

Additionally, during the years ended December 31, 2004, 2003 and 2002, the Company paid an officer and shareholder of the Company approximately $114,000, $142,000 and $42,000, respectively, for the placement of the Company’s trademarks on, and related marketing activities in connection with, an automobile sponsored by the officer and shareholder that competes on the National Hot Rod Association drag racing circuit.

Purchase Commitments

The Company has an exclusive agreement through March 2006 with its lens blank supplier and the supplier’s French parent, pursuant to which the Company has the exclusive right to purchase decentered sunglass lenses, in return for the Company’s agreement to fulfill all of its lens requirements, subject to certain exceptions, from such supplier. The Company has notified this supplier of its intent to terminate this current agreement and is in the process of renegotiating a new contract with this supplier under terms more favorable to the Company.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 8 – Commitments and Contingencies (cont’d)

Employment and Consulting Agreements

The Company generally has no employment agreements with its officers. The Company adopted two severance plans for the benefit of its officers that provide for, among other things, upon the termination of employment by the Company, (i) payment of a designated percentage of base salary and pro rata bonus; (ii) extension of Company-paid medical and benefits; and (iii) limited acceleration of vesting with respect to options. In addition, the Company entered into a severance agreement with one of its officers to provide for certain benefits in exchange for the cancellation of his employment agreement.

Endorsement Contracts

The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company’s products. The contracts are primarily of short duration. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:

Year Ending
December 31,	(in thousands)
2005	$6,735
2006	2,485
2007	1,240
2008	—
2009	—
Thereafter	—

$10,460

Many of these contracts provide incentives based upon specific achievements. It is not possible to predict with any certainty the amount of such performance awards the Company will be required to pay in any given            year. Such expenses, however, are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company .

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

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 8 – Commitments and Contingencies (cont’d)

Litigation

The Company is a party to various claims, complaints and litigation incidental to the Company’s business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse impact on the accompanying consolidated financial statements.

Note 9 – Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of the Company’s ten-year real estate term loan. As of December 31, 2004, the fair value of the Company’s interest rate swap agreement was a loss of approximately $497,000. At December 31, 2004, all of the Company’s derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $8.9 million of losses over the next twelve months. The Company has hedged forecasted transactions that are determined probable to occur before the end of the subsequent fiscal year.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the twelve months ended December 31, 2004, the Company recognized losses of $9.2 million, net of taxes, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 9 – Derivative Financial Instruments (cont’d)

The following is a summary of the foreign currency contracts outstanding by currency at December 31, 2004 (in thousands):

	U.S. Dollar		Fair
	Equivalent	Maturity	Value (loss)
Exchange Contracts:
Australian dollar	$9,355	Jan. 2005 - Dec. 2005	$(760)
British pound	24,097	Feb. 2005 - Dec. 2005	(1,541)
Canadian dollar	18,680	Jan. 2005 - Dec. 2005	(2,152)
Euro	27,414	Jan. 2005 - Dec. 2005	(3,185)
Japanese yen	16,289	Mar. 2005 - Dec. 2005	(850)
South African rand	2,833	Mar. 2005 - Dec. 2005	(369)

	$98,668		$(8,857)

The Company is exposed to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of December 31, 2004, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 10 – Shareholders’ Equity

Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of $20 million of the Company’s common stock to occur from time to time as market conditions warrant. Under this program, as of December 31, 2004, the Company had purchased 1,344,900 shares of its common stock at an aggregate cost of approximately $14.6 million, or an average cost of $10.83 per share. Approximately $5.4 million remains available for repurchases under the current authorization. The Company intends to remain active with its share repurchase program should the right market conditions exist.

Stock Incentive Plan

The Company’s Amended and Restated 1995 Stock Incentive Plan (the “Plan”) provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock shares, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. A total of 8,712,000 shares have been reserved for issuance under the Plan and at December 31, 2004, 1,919,693 shares were available for issuance pursuant to new stock option grants or other equity awards.

Under the Plan, stock options are, in most cases, granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. These options vest over periods ranging from one to four years and expire ten years after the grant date. At December 31, 2004, stock options for 3,553,968 shares were exercisable at prices ranging from $5.56 to $25.10.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 10 – Shareholders’ Equity (con’t)

Stock option activity for each for the three fiscal years ended December 31, was as follows:

	2003	2003	2002
Outstanding shares at January 1	4,808,020	3,905,227	3,495,306
Granted	58,332	1,080,697	702,250
Cancelled	(174,627)	(125,485)	(115,576)
Exercised	(351,762)	(52,419)	(176,753)

Outstanding shares at December 31	4,339,963	4,808,020	3,905,227

Exercisable shares at December 31	3,553,968	2,778,479	2,155,509

Average exercise price at January 1	$12.14	$13.16	$12.49
Granted	13.53	8.50	16.03
Cancelled	12.05	13.92	14.58
Exercised	9.76	9.38	10.20
Average exercise price at December 31	$12.52	$12.14	$13.16

Weighted average exercise price of exercisable options at December 31	$12.98	$12.25	$11.67

Weighted average fair value of options granted during the year	$4.53	$3.07	$8.33

Additional information regarding options outstanding as of December 31, 2004 is as follows:

		Options Outstanding		Options Exercisable
		Weighted Avg
		Remaining
Range of	Number	Contractual	Weighted Avg	Number	Weighted Avg
Exercise Prices	Outstanding	Life (yrs)	Exercise Price	Exercisable	Exercise Price
$5.56 - 8.75	1,102,157	7.18	$8.10	466,903	$7.09
$9.06 - 11.00	847,987	4.17	$10.39	809,734	$10.39
$11.29 - 13.33	1,160,620	3.68	$12.11	1,078,306	$12.08
$14.00 - 25.10	1,229,199	6.60	$17.74	1,199,025	$17.83

During the years ended December 31, 2004, 2003 and 2002, the Company recorded stock compensation expense of $16,000, $11,000 and $3,000, respectively, associated with the fair value of stock options issued to non-employees.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 10 – Shareholders’ Equity (con’t)

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. For the year ended December 31, 2004, a total of 312,500 restricted stock shares were granted to employees, the Board of Directors and a consultant of the Company at a weighted average fair value of $14.98 per share. The Company expenses the value of its restricted stock over the estimated or scheduled vesting period of the stock based upon the market value on the date of the grant. During the year ended December 31, 2004, the Company recognized approximately $761,000 of expense related to these restricted stock grants.

Note 11 – Employee Benefit Plan

The Company maintains a voluntary employee savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all domestic employees with at least six months of service. The Plan is funded by employee contributions with the Company matching a portion of the employee contribution. Company contributions to the 401 (k) Plan were approximately $889,000, $758,000 and $695,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in general and administrative expenses.

Note 12 – Segment and Geographic Information

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

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 12 – Segment and Geographic Information (con’t)

Financial information for the Company’s reportable segments is as follows:

	2004
			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Net sales	$530,589	$72,409	$(17,530)	$585,468
Operating income	53,749	8,796	(107)	62,438
Identifiable assets	446,772	45,969	(11,864)	480,877
Acquisitions of property and equipment	23,478	6,137	—	29,615
Depreciation and amortization	28,897	2,982	—	31,879

	2003
			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Net sales	$487,767	$53,206	$(12,939)	$528,034
Operating income	55,917	4,266	(148)	60,035
Identifiable assets	405,688	40,280	(11,084)	434,884
Acquisitions of property and equipment	22,670	7,102	—	29,772
Depreciation and amortization	28,551	2,239	—	30,790

	2002
			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Net sales	$471,492	$32,623	$(8,024)	$496,091
Operating income	63,301	1,706	(846)	64,161
Identifiable assets	364,581	29,805	(10,436)	383,950
Acquisitions of property and equipment	25,796	7,196	—	32,992
Depreciation and amortization	27,140	1,438	—	28,578

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 12 – Segment and Geographic Information (con’t)

The following table sets forth sales by segment:

	2004
			Total
	Wholesale	U.S. Retail	consolidated
Sales to third parties	$513,059	$72,409	$585,468
Inter-segment revenue	17,530	—	17,530

Gross sales	530,589	72,409	602,998
Less: eliminations	(17,530)	—	(17,530)

Total consolidated net sales	$513,059	$72,409	$585,468

	2003
			Total
	Wholesale	U.S. Retail	consolidated
Sales to third parties	$474,828	$53,206	$528,034
Inter-segment revenue	12,939	—	12,939

Gross sales	487,767	53,206	540,973
Less: eliminations	(12,939)	—	(12,939)

Total consolidated net sales	$474,828	$53,206	$528,034

	2003
			Total
	Wholesale	U.S. Retail	consolidated
Sales to third parties	$463,468	$32,623	$496,091
Inter-segment revenue	8,024	—	8,024

Gross sales	471,492	32,623	504,115
Less: eliminations	(8,024)	—	(8,024)

Total consolidated net sales	$463,468	$32,623	$496,091

Geographical regions representing 10% or more of consolidated net sales are summarized as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
United States	$304,955	$261,423	$258,775
Continental Europe	94,171	91,473	81,879
Other international	186,342	175,138	155,437

Consolidated total net sales	$585,468	$528,034	$496,091

The Company’s identifiable assets by geographical region are as follows:

	Year ended December 31,
	2004	2003
	(in thousands)
United States	$335,667	$294,663
Continental Europe	43,237	44,233
Other international	101,973	95,988

Consolidated total identifiable assets	$480,877	$434,884

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 12 – Segment and Geographic Information (con’t)

The Company derives revenues from different product lines within its segments. Gross sales from external customers for each product line are as follows:

	Year ended December 31,
(in thousands)	2004	2003	2002
Sunglasses	$314,515	$310,410	$330,154
Apparel and accessories	94,859	76,018	56,625
Footwear	32,211	36,520	31,245
Watches	11,931	9,862	11,620
Prescription eyewear	47,750	42,669	34,253
Goggles	39,177	36,156	27,776
Electronics	19,773	—	—
Other	61,436	55,442	43,647

Total gross sales	621,652	567,077	535,320
Discounts and returns	(36,184)	(39,043)	(39,229)

Total consolidated net sales	$585,468	$528,034	$496,091

Other consists of revenue derived from the sales of equipment, sunglass and goggle accessories, Iacon’s sales of sunglass brands other than the Company’s and shipping and handling fees charged to customers.

Note 13 – Restructure Charge

A restructure charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) was recorded during the fourth quarter of fiscal 2002 to restructure (the “Restructuring Plan”) the Company’s European operations with significant changes to the regional sales and distribution organization. Pursuant to an approval of the Company’s Board of Directors in December 2002, relationships with several outside sales agents have been modified or terminated, and changes have been implemented to rationalize other warehousing and distribution functions within the European markets. During 2003 and 2004, the Company paid or settled almost all of the expenses associated with the Restructuring Plan. As of December 31, 2004, the Company had finalized all the restructuring charges and management believes the amount originally recorded will be sufficient to cover any remaining restructure liabilities.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 13 – Restructure Charge (cont’d)

This charge was included in selling and shipping and warehousing expenses and is comprised of the following components:

	Accrued		Changes due
	restructure		to foreign
	liability		exchange rates
	balance at		and	Balance as of
	Dec. 31, 2003	Amounts paid	adjustments	Dec. 31, 2004
(in thousands)
Termination and modification of sales agent contracts and employee contracts	$258	$(100)	$12	$170

Rationalization of warehousing and distribution	—	—	—	—

	$258	$(100)	$12	$170

	Accrued		Changes due
	restructure		to foreign
	liability		exchange rates
	balance at		and	Balance as of
	Dec. 31, 2002	Amounts paid	adjustments	Dec. 31, 2003
	(in thousands)
Termination and modification of sales agent contracts and employee contracts	$2,249	$(1,960)	$(31)	$258

Rationalization of warehousing and distribution	539	(864)	325	—

	$2,788	$(2,824)	$294	$258

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

Note 14 – Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Year ended December 31, 2004:
Net sales (1)	$128,636	$153,826	$150,044	$152,962
Gross profit (1)	67,714	88,582	83,335	80,733
Income before provision for income taxes	6,399	24,186	17,232	13,584
Net income	4,223	15,963	11,373	9,991
Basic net income per share	$0.06	$0.23	$0.17	$0.15
Diluted net income per share	$0.06	$0.23	$0.17	$0.15

Year ended December 31, 2003:
Net sales (1)	$112,523	$145,703	$146,885	$122,923
Gross profit (1)	58,455	86,931	81,417	63,443
Income before provision for income taxes	4,935	28,049	20,794	4,985
Net income	3,208	18,232	13,516	3,240
Basic net income per share	$0.05	$0.27	$0.20	$0.05
Diluted net income per share	$0.05	$0.27	$0.20	$0.05

(1)	In connection with the Company’s reclassification of shipping and handling fees charged to customers (see Note 1 – Reclassifications) $1.5 million, $1.8 million and $1.9 million for the three quarters in the period ended September 30, 2004 and $1.3 million, $1.9 million, $1.9 million, and $1.4 million for the four quarters in the period ended December 31, 2003 were reclassified to net sales. As a result of this reclassification and the reclassification of certain freight costs to cost of sales, gross profit decreased by $1.1 million, $1.1 million and $0.8 million for the three quarters in the period ended September 30, 2004 and $1.0 million, $1.0 million, $1.1 million and $1.4 million for the four quarters in the period ended December 31, 2003, from amounts previously reported. These reclassifications had no impact on net income for 2004 or any prior period.

OAKLEY, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002

		Additions
	Balance at	charged to			Balance
	beginning	costs and			at end of
	of period	expense	Deductions	Adjustments	period
	(in thousands)
For the year ended December 31, 2004:
Allowance for doubtful accounts	$2,623	$1,601	$(1,602)	$—	$2,622
Sales return reserve	$7,049	$3,964	$(2,590)	$—	$8,423
Inventory reserve	$7,250	$3,652	$(581)	$—	$10,321

For the year ended December 31, 2003:
Allowance for doubtful accounts	$2,606	$1,738	$(1,721)	$—	$2,623
Sales return reserve	$5,825	$4,707	$(3,483)	$—	$7,049
Inventory reserve	$7,158	$1,501	$(1,409)	$—	$7,250

For the year ended December 31, 2002:
Allowance for doubtful accounts	$1,844	$1,877	$(1,115)	$—	$2,606
Sales return reserve	$4,111	$5,108	$(3,394)	$—	$5,825
Inventory reserve	$8,074	$1,630	$(2,546)	$—	$7,158

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAKLEY, INC.

By:	/s/ Jim Jannard
Jim Jannard
Chairman of the Board and Chief Executive Officer

Date: March 11, 2005

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman of the Board and CEO
/s/ Jim Jannard	(Principal Executive Officer)	March 11, 2005

Jim Jannard

Chief Operating Officer and Director,
Acting Chief Financial Officer,
/s/ Link Newcomb	(Principal Accounting Officer)	March 11, 2005

Link Newcomb

/s/ Abbott Brown	Director	March 11, 2005

Abbott Brown

/s/ Lee Clow	Director	March 11, 2005

Lee Clow

/s/ Thomas Davin	Director	March 11, 2005

Thomas Davin

/s/ Mary George	Director	March 11, 2005

Mary George

/s/ Michael J. Puntoriero	Director	March 11, 2005

Michael J. Puntoriero

EXHIBIT INDEX

3.1 (1)	Articles of Incorporation of the Company

3.2 (8)	Amended and Restated Bylaws of the Company

3.3 (3)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.4 (8)	Amendment No. 1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and Restated Bylaws of Oakley, Inc.

10.1 (2)	Agreement, dated July 17, 1995, between Oakley, Inc. and Michael Jordan

10.2 (4)	Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)

10.3 (4)	Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.4 (5)	Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.5 (5)	Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.6 (5)	Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.7 (5)	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.8 (6)	Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.

10.9 (7)	Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.10 (7)	Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.11 (9)	Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

10.12 (9)	Oakley, Inc. Amended and Restated Executive Officers Performance Bonus Plan

10.13 (10)	Second Amended and Restated Employment Agreement, dated January 1, 2000, between Thomas George and Oakley, Inc.

10.14 (11)	Employment Agreement, dated October 1, 2000, between Tomas Rios and Oakley, Inc.

10.15 (12)	Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc.

10.16 (12)	Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc.

10.17 (13)	Amendment to Trademark License Agreement, dated June 1, 2002, between Y, LLC and Oakley, Inc.

10.18 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jim Jannard.

10.19 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Link Newcomb.

10.20 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Colin Baden.

10.21 (14)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Tommy Rios.

10.22 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Tom George.

10.23 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Donna Gordon.

10.24 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Scott Bowers.

10.25 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jon Krause.

10.26 (14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Kent Lane.

10.27 (14)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Carlos Reyes.

10.28 (15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Irene Miller.

10.29 (15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Abbott Brown.

10.30 (15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Lee Clow.

10.31 (16)	Aircraft Lease Agreement, dated December 18, 2003, between Oakley, Inc. and N2T, Inc.

10.32 (16)	Indemnification Agreement, dated February 12, 2004, between Oakley, Inc. and Thomas Davin.

10.33 (17)	Agreement and Mutual Release, dated March 5, 2004, between N2T, Inc. and Oakley, Inc.

10.34 (17)	Severance Agreement, dated March 5, 2004, between Link Newcomb and Oakley, Inc.

10.35 (17)	Executive Severance Plan effective as of January 1, 2004

10.36 (17)	Officer Severance Plan effective as of January 1, 2004

10.37 (18)	Third Amended and Restated Credit Agreement, dated August 19, 2004 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, Swing Line Lender and the lenders named therein.

10.38 (18)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Cosmas N. Lykos.

10.39 (18)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Mary George.

10.40 (19)	Indemnification Agreement, dated January 1, 2005, between Oakley, Inc. and Michael J. Puntoriero.

21.1 (19)	List of Material Subsidiaries

23.1 (19)	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1 (19)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (19)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (19)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(4)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(5)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(6)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(7)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(8)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(9)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1999.

(10)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1999.

(11)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2000.

(12)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2000.

(13)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2002.

(14)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2002.

(15)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2003.

(16)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2003.

(17)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2004.

(18)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2004.

(19)	Filed herewith.