Form 10-Q
period 2005-03-31
OAKLEY INC
filed 2005-05-10
CIK 946356

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission File Number: 1-13848
Oakley, Inc.
(Exact name of registrant as specified in its charter)

Washington	95-3194947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

One Icon	92610
Foothill Ranch, California	(Zip Code)
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 per Share	68,122,458 Shares

(Class)	(Outstanding on May 5, 2005)

Oakley, Inc.
Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,466	$51,738
Accounts receivable, less allowances of $10,351 (2005) and $11,045 (2004)	95,115	102,817
Inventories, net (Note 3)	120,986	115,061
Other receivables	4,706	3,992
Deferred income taxes	10,057	10,202
Prepaid expenses and other assets	10,798	9,141

Total current assets	279,128	292,951

Property and equipment, net	152,608	152,993
Deposits	1,966	1,828
Deferred income taxes	1,002	1,027
Goodwill	25,559	25,699
Other assets	5,816	6,379

TOTAL ASSETS	$466,079	$480,877

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit (Note 7)	$11,254	$17,541
Accounts payable	25,524	32,838
Accrued expenses and other current liabilities (Note 5)	36,621	39,583
Accrued warranty (Note 6)	3,173	3,107
Income taxes payable	—	2,406
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	78,591	97,494

Deferred income taxes	8,100	6,684
Other long-term liabilities	60	—
Long-term debt, net of current portion (Note 7)	10,321	10,688

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 67,901,000 (2005) and 68,077,000 (2004) issued and outstanding	675	678
Additional paid-in capital	26,602	30,042
Retained earnings	335,667	328,312
Accumulated other comprehensive income (Note 11)	6,063	6,979

Total shareholders’ equity	369,007	366,011

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$466,079	$480,877

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three months ended March 31,
	2005	2004
Net sales	$141,795	$128,636
Cost of goods sold	64,168	60,922

Gross profit	77,627	67,714

Operating expenses:
Research and development	3,932	3,706
Selling	41,128	37,112
Shipping and warehousing	4,289	4,356
General and administrative	17,193	15,788

Total operating expenses	66,542	60,962

Operating income	11,085	6,752

Interest (income) expense, net	(59)	353

Income before provision for income taxes	11,144	6,399
Provision for income taxes	3,789	2,176

Net income	$7,355	$4,223

Basic net income per common share	$0.11	$0.06

Basic weighted average common shares	67,712,000	68,093,000

Diluted net income per common share	$0.11	$0.06

Diluted weighted average common shares	68,581,000	69,008,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2005	2004
Net income	$7,355	$4,223

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	2,646	1,182
Foreign currency translation adjustment	(3,562)	(126)

Other comprehensive income (loss)	(916)	1,056

Comprehensive income	$6,439	$5,279

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,355	$4,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,950	7,928
Provision for bad debt expense	388	335
Compensatory stock options and restricted stock expense	291	77
(Gain) loss on disposition of equipment	(45)	219
Deferred income taxes, net	40	387
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	5,909	(10,504)
Inventories	(7,379)	(5,387)
Other receivables	(766)	(833)
Prepaid expenses and other	(1,344)	(921)
Deposits	(187)	424
Accounts payable	(7,192)	(6,832)
Accrued expenses and other current liabilities	1,720	2,567
Accrued warranty	78	(302)
Income taxes payable	(2,806)	(2,227)

Net cash provided by (used in) operating activities	4,012	(10,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(8,788)	(6,213)
Proceeds from sale of property and equipment	935	88
Acquisitions of businesses	(3)	—
Other assets	(410)	(953)

Net cash used in investing activities	(8,266)	(7,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	—	1,882
Repayments of bank borrowings	(6,151)	(2,461)
Net proceeds from issuance of common shares	997	2,401
Repurchase of common shares	(4,731)	—

Net cash (used in) provided by financing activities	(9,885)	1,822

Effect of exchange rate changes on cash	(133)	297

Net increase in cash and cash equivalents	(14,272)	(15,805)
Cash and cash equivalents, beginning of period	51,738	49,211

Cash and cash equivalents, end of period	$37,466	$33,406

See accompanying Notes to Consolidated Financial Statements

Oakley, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Oakley, Inc. and its subsidiaries (“Oakley” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of March 31, 2005, the consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005.

Note 2 – Stock Based Compensation

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including, among others, future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using a binomial option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2005		2004
Stock volatility	35.3%		37.3%
Risk-free interest rate	3.7%		2.5%
Expected dividend yield	1.1%		1.0%
Expected life of option	5.5	years	5.0	years

If the computed fair value of stock option awards during the three-months ended March 31, 2005 and 2004 had been amortized to expense over the vesting periods of the awards, net income would have been as follows:

	Three months ended March 31,
	2005	2004
	(in thousands)
Net income:
As reported	$7,355	$4,223
Add: Stock based employee compensation expense as reported, net of tax effects	192	50
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(346)	(730)

Pro forma	$7,201	$3,543

Basic net income per share:
As reported	$0.11	$0.06
Pro forma	$0.11	$0.05

Diluted net income per share:
As reported	$0.11	$0.06
Pro forma	$0.10	$0.05

Note 3 – Inventories

Inventories consist of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Raw materials	$30,211	$29,219
Finished goods	90,775	85,842

	$120,986	$115,061

Note 4 – Goodwill and Intangible Assets

Under SFAS No. 142, goodwill and non-amortizing intangible assets are tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or intangible assets may be impaired. As of March 31, 2005, no events have occurred which indicate that goodwill or non-amortizing intangible assets may be impaired.

Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of March 31, 2005		As of December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
Covenants not to compete	$4,290	$3,072	$4,290	$2,948
Distribution rights	3,567	1,997	3,567	1,921
Patents	4,108	2,127	4,108	2,032
Other identified intangible assets	923	414	1,604	379

Total	$12,888	$7,610	$13,569	$7,280

     Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three months ended March 31, 2005 was approximately $330,000, and is estimated to be, based on intangible assets at March 31, 2005, approximately $1,322,000 for fiscal 2005. Annual estimated amortization expense, based on the Company’s intangible assets at March 31, 2005, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2006	$1,263
Fiscal 2007	907
Fiscal 2008	800
Fiscal 2009	734
Fiscal 2010	428

Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
	(in thousands)
Balance, December 31, 2004	$1,574	$—	$15,128	$8,997	$25,699
Additions / adjustments:
Goodwill additions	—	—	—	4	4
Changes due to foreign exchange rates	—	—	(144)	—	(144)

Balance, March 31, 2005	$1,574	$—	$14,984	$9,001	$25,559

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued liabilities consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Accrued employee compensation and benefits	$14,538	$15,689
Derivative contracts	5,162	9,354
Other liabilities	16,921	14,540

	$36,621	$39,583

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

Warranty liability activity for the three months ended March 31 was as follows:

	2005	2004
	(in thousands)
Balance as of January 1,	$3,107	$2,921
Warranty claims and expenses	(968)	(867)
Provisions for warranty expense	1,046	565
Changes due to foreign currency translation	(12)	(7)

Balance as of March 31,	$3,173	$2,612

Note 7 – Financing Arrangements

Line of Credit – In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (3.62% at March 31, 2005) or the bank’s prime lending rate minus 0.25% (5.50% at March 31, 2005). At March 31, 2005, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2005, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.73% to 6.22%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.66% to 11.00%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $26.6 million, of which $11.3 million was outstanding at March 31, 2005.

Long-Term Debt - The Company has a real estate term loan with an outstanding balance of $11.4 million at March 31, 2005, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (3.91% at March 31, 2005). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of March 31, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.3 million.

As of March 31, 2005, the Company also has a non-interest bearing note payable in the amount of $0.9 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.

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

Note 9 – Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of the Company’s ten-year real estate term loan. As of March 31, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.3 million. At March 31, 2005, all of the Company’s derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $5.0 million of losses over the next twelve months. The Company has hedged forecasted transactions that are determined probable to occur before the end of the subsequent fiscal year.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended March 31, 2005, the Company recognized losses of $0.7 million, net of taxes, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

The following is a summary of the foreign currency contracts outstanding by currency at March 31, 2005 (in thousands):

	U.S. Dollar		Fair
	Equivalent	Maturity	Value (loss)
Exchange Contracts:
Australian dollar	$6,935	Apr. 2005 - Dec. 2005	$(591)
British pound	39,230	Apr. 2005 - Dec. 2006	(965)
Canadian dollar	13,975	Apr. 2005 - Dec. 2005	(1,676)
Euro	22,528	Apr. 2005 - Dec. 2005	(1,550)
Japanese yen	12,375	Jun. 2005 - Dec. 2005	(95)
South African rand	1,272	Jun. 2005 - Dec. 2005	(17)

	$96,315		$(4,894)

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of March 31, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 10 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares vested and outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding, including non-vested restricted shares, and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2005 and 2004, the diluted weighted average common shares outstanding included 556,000 and 915,000, respectively, of dilutive stock options.

Note 11 – Accumulated Other Comprehensive Income

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

The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Unrealized loss on foreign currency cash flow hedges, net of tax	$(3,168)	$(5,678)
Unrealized loss on interest rate swap, net of tax	(181)	(317)
Equity adjustment from foreign currency translation	9,412	12,974

	$6,063	$6,979

Note 12 – Segment Information

The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally, together with all direct consumer sales other than those through Company-owned U.S. retail store operations. The U.S. retail segment reflects the operations of the Company-owned specialty retail stores located throughout the United States, including the operations of its Iacon subsidiary. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income for the Company’s wholesale operations include the Company’s product sales to its subsidiaries at transfer price and other intercompany corporate charges. Segment net sales and operating income for the Company’s U.S. retail operations include Oakley product sales to its Iacon subsidiary at transfer price, and sales to the Company’s retail stores at cost. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.

Financial information for the Company’s reportable segments is as follows:

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Three months ended March 31, 2005
Net sales	$128,252	$17,985	$(4,442)	$141,795
Operating income	9,585	1,356	144	11,085
Identifiable assets	430,658	47,375	(11,954)	466,079
Acquisitions of property and equipment	6,791	1,997	—	8,788
Depreciation and amortization	7,083	867	—	7,950

Three months ended March 31, 2004
Net sales	$118,211	$13,779	$(3,354)	$128,636
Operating income	6,646	79	27	6,752
Identifiable assets	405,290	40,202	(11,229)	434,263
Acquisitions of property and equipment	4,754	1,459	—	6,213
Depreciation and amortization	7,266	662	—	7,928

The following table sets forth sales by segment:

	Wholesale	U.S. Retail	Total consolidated
	(in thousands)
Three months ended March 31, 2005
Sales to third parties	$123,810	$17,985	$141,795
Inter-segment revenue	4,442	—	4,442

Gross sales	128,252	17,985	146,237
Less: eliminations	(4,442)	—	(4,442)

Total consolidated net sales	$123,810	$17,985	$141,795

Three months ended March 31, 2004
Sales to third parties	$114,857	$13,779	$128,636
Inter-segment revenue	3,354	—	3,354

Gross sales	118,211	13,779	131,990
Less: eliminations	(3,354)	—	(3,354)

Total consolidated net sales	$114,857	$13,779	$128,636

Note 13 – New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R) which requires that companies recognize compensation cost related to share based payment transactions in their financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instruments and will be recognized over the period that an employee provides service (usually the vesting period) in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 123(R), which will result in additional compensation expense for remaining unvested stock options and will be affected by the number of future options granted.

Note 14 – Subsequent Events

On April 20, 2005, the Company acquired five optical retail locations from one seller through its Iacon subsidiary. Iacon plans to operate three of the acquired stores as sunglass specialty retailers and intends to operate two of the acquired stores as high-end optical stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.

Overview

Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, apparel, apparel accessories, electronics, footwear and watches. The Company’s products are sold in the United States through a carefully selected base of accounts which fluctuates between 8,500 and 10,000 accounts, with 15,000 to 17,000 locations depending on seasonality of summer and winter products. Oakley’s store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow, skate and golf shops, and motorcycle, athletic footwear and sporting goods stores and department stores. The Company also operated 37 Oakley retail stores in the United States that offer a full range of Oakley products at March 31, 2005. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 84 sunglass specialty retail stores at March 31, 2005.

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

The Company’s historical success is attributable, in part, to its introduction of products that are perceived to represent an improvement in performance over products available in the market. The Company’s future success will depend, in part, upon its continued ability to develop and introduce such innovative products, although there can be no assurance of the Company’s ability to do so. The consumer products industry is highly competitive and is subject to rapidly changing consumer demands and preferences. This may adversely affect companies that misjudge such preferences. The Company competes with numerous domestic and foreign designers, brands and manufacturers of eyewear, apparel, apparel accessories, electronics, footwear and watches, some of which have greater financial and marketing resources than the Company. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service.

In addition, the Company has experienced significant growth under several measurements which has placed, and could continue to place, a significant strain on its employees and operations. If management is unable to anticipate or manage growth effectively, the Company’s operating results could be materially adversely affected.

Critical Accounting Policies

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

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, using the first-in, first-out method. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of product demand and production requirements. Demand for the Company’s products can fluctuate significantly. Factors that could affect demand for the Company’s products include unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; continued weakening of economic conditions, which could reduce demand for products sold by the Company and which could adversely affect profitability; and future terrorist acts or war, or the threat or escalation thereof, which could adversely affect consumer confidence and spending, interrupt production and distribution of product and raw materials and, as a result, adversely affect the Company’s operations and financial performance. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets.

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

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year, together with any change in deferred taxes. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At March 31, 2005, $3.8 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

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

Vulnerability Due to Customer Concentrations

Net sales to the retail group of Luxottica Group S.p.A (“Luxottica”), which include Sunglass Hut locations worldwide, were approximately 5.3%, and 5.6% of the Company’s net sales for the three months ended March 31, 2005 and 2004, respectively. Luxottica is also one of the Company’s largest competitors in the sunglass and optical frame markets. In December 2004, the Company and Luxottica entered into a new commercial agreement that establishes the terms applicable for 2005 between the two companies. There can be no assurances as to the future of the relationship between the Company and Luxottica or as to the likelihood that a new contract beyond 2005 will be agreed to by the parties. Over the past several years, Luxottica has acquired certain customers of the Company which, in some cases, has adversely impacted the Company’s net sales to such customers. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company’s financial position or results of operations

Dependence on Key Personnel

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

Risks Relating to International Operations

Sales outside the United States accounted for approximately 52.7 % and 52.1% of the Company’s net sales for the three months ended March 31, 2005 and 2004, respectively. While the Company expects international sales to continue to account for a significant portion of its sales, there can be no assurance that the Company will be able to maintain or increase its international sales. The Company’s international operations and international commerce are influenced by many factors, including:

•	currency exchange rate fluctuations or restrictions;

•	local economic and political instability;

•	wars, civil unrest, acts of terrorism and other conflicts;

•	natural disasters;

•	changes in legal or regulatory requirements affecting foreign investment, loans, tariffs and taxes; and

•	less protective foreign laws relating to intellectual property.

The occurrence or consequences of any of these factors may restrict the Company’s ability to operate in the affected region and/or decrease the profitability of its operations in that region.

Nature of Endorsement Contracts

A key element of the Company’s marketing strategy has been to establish contacts with, and obtain endorsement from, prominent athletes and public personalities. Management believes that this has proven an effective means of gaining international brand exposure and broad product appeal. These endorsement contracts generally have terms from one to four years. The Company also furnishes its products at a reduced cost or without charge to selected athletes and personalities who wear Oakley products without any formal arrangement. There can be no assurance that any of these relationships with athletes and personalities will continue, that such contracts will be renewed or that the Company will be able to attract new athletes to wear or endorse its products. If Oakley were unable in the future to arrange endorsements of its products by athletes and/or public personalities on terms it deems reasonable, it would be required to modify its marketing plans and could be forced to rely more heavily on other forms of advertising and promotion, which might not prove to be as effective as endorsements.

Control by Principal Shareholder

The Company’s current Chairman and Chief Executive Officer, Jim Jannard, beneficially owned approximately 63.3% of the outstanding Common Stock of the Company at March 31, 2005. Consequently, Mr. Jannard has majority control of the Company and the ability to control the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Possible Volatility of Stock Price

The market price for shares of the Company’s common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Factors that may have a significant impact on the market price of the Company’s common stock include:

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of the Company’s common stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Impact of Potential Future Acquisitions

From time to time, the Company may engage in strategic transactions with the goal of maximizing shareholder value. Management will continue to evaluate potential strategic transactions and alternatives that it believes may enhance shareholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and equity or debt investments. Although management’s goal is to maximize shareholder value, such transactions may impair shareholder value or otherwise adversely affect the Company’s business and the trading price of its common stock. Any such transaction may require the Company to incur non-recurring or other charges and/or to consolidate or record its equity in losses and may pose significant integration challenges and/or management and business disruptions, any of which could harm the Company’s operating results and business.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Net sales

Net sales increased to $141.8 million for the three months ended March 31, 2005 from $128.6 million for the three months ended March 31, 2004, an increase of $13.2 million, or 10.2%. Gross sales were $150.1 million in the first three months of 2005 compared to $134.3 million for the comparable 2004 period.

Gross sunglass sales increased 7.5%, or $4.7 million, to $68.7 million for the three months ended March 31, 2005 from $64.0 million for the three months ended March 31, 2004. Sunglass unit shipments increased 4.8% due to the introduction of new sunglass styles and increased sales of combat eyewear to the U.S. military. The average selling price increased 2.6%, primarily from the effect of a weak U.S. dollar on international sales, a greater contribution from the Company’s retail store operations, higher contribution from polarized styles that carry higher average prices and a modest U.S. price increase on sunglasses effective January 1, 2005. The increase in gross sunglass sales was driven by strong sales of polarized versions of the Company’s sunglasses, sales from newly introduced sunglasses such as the Crosshair™ and Whisker™, and sales of the Unknown™ and Hatchet® introduced in the second quarter of 2004, offset by slight declines in older sunglass styles, such as the Minute®, Square Wire® 2.0 and Half Jacket™.

Gross sales from the Company’s newer product categories, comprised of apparel and apparel accessories, prescription eyewear, electronics, footwear and watches, increased 16.1%, or $8.4 million, to $60.6 million for the first quarter of 2005 from $52.2 million for the comparable 2004 period. As a percentage of gross sales, these new product categories accounted for 40.4% of total gross sales for the first quarter of 2005 compared to 38.9% for the first quarter of 2004. The sales growth was driven by the international launch of Oakley Thump™ together with the successful spring release of the Company’s apparel and accessories lines, offset by small declines in prescription eyewear and footwear.

The Company’s U.S. net sales, excluding retail store operations, increased 2.6% to $49.0 million for the three months ended March 31, 2005, compared to $47.8 million for the three months ended March 31, 2004. Net sales, excluding retail operations, reflect a 1.5%, or $0.6 million, increase in net sales to the Company’s broad specialty store account base and other domestic sales in addition to a 12.1% increase in net sales to the Company’s largest U.S. customer, Sunglass Hut and its affiliates. Net sales to Sunglass Hut increased $0.6 million to $5.7 million for the three months ended March 31, 2005 from $5.1 million for the three months ended March 31, 2004.

Net sales from the Company’s retail store operations increased 30.5% to $18.0 million for the three months ended March 31, 2005, compared to $13.8 million for the three months ended March 31, 2004. Net sales from the Company’s retail stores reflect increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores. During the first quarter of 2005, the Company opened one new Oakley store and one Iacon store bringing the total to 37 Oakley stores and 84 Iacon stores at March 31, 2005 compared to 28 Oakley stores and 78 Iacon stores at March 31, 2004. On April 20, 2005, the Company acquired five optical retail locations from one seller through its Iacon subsidiary. Iacon plans to operate three of the acquired stores as sunglass specialty retailers and intends to operate two of the acquired stores as high-end optical stores.

During the three months ended March 31, 2005, the Company’s international net sales increased 11.5%, or $7.7 million, to $74.8 million from $67.1 million for the comparable 2004 period. Net sales grew in every region, fueled by the international launch of Oakley Thump™ and strong apparel and accessories sales during the quarter and double digit growth in Japan, Latin America, Asia, Canada and South Pacific. The weaker U.S. dollar accounted for 4.0 percentage points, or $2.7 million, of this increase.

Gross profit

Gross profit increased to $77.6 million, or 54.7% of net sales, for the three months ended March 31, 2005 from $67.7 million, or 52.6% of net sales, for the three months ended March 31, 2004, an increase of $9.9 million, or 14.6%. The increase in gross profit as a percentage of net sales was due to improved margins from the Company’s newer product categories, the positive effect of a weaker U.S. dollar and a modest sunglass price increase in the U.S. effective January 1, 2005. These positive factors were partially offset by the negative effects of a lower mix of sunglass and prescription eyewear sales, greater sales returns and discounts and increased inventory reserves compared with last year’s first quarter.

Operating expenses

Operating expenses for the three months ended March 31, 2005 increased to $66.5 million from $61.0 million for the three months ended March 31, 2004, an increase of $5.5 million, or 9.2%. As a percentage of net sales, operating expenses decreased to 46.9% of net sales for the three months ended March 31, 2005 compared to 47.4% of net sales for the comparable period in 2004. The largest contributors to the increase in operating expenses were expenses associated with increased sales volumes, higher foreign operating expenses resulting from a weaker U.S. dollar and higher operating expenses related to the Company’s expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $1.0 million, or 18.2%, of the increase. Operating expenses included $6.3 million of expenses for the Company’s retail store operations, an increase of $1.0 million from $5.3 million for the three months ended March 31, 2004.

Research and development expenses increased $0.2 to $3.9 million for the three months ended March 31, 2005 compared to $3.7 million for the comparable 2004 period. As a percentage of net sales, research and development expenses were 2.8% of net sales for the three months ended March 31, 2005, compared to 2.9% of net sales for the three months ended March 31, 2004.

Selling expenses increased $4.0 million to $41.1 million, or 29.0% of net sales, for the three months ended March 31, 2005 from $37.1 million, or 28.9% of net sales, for the three months ended March 31, 2004. The weakening of the U.S. dollar contributed $0.7 million, or 17.1%, to this increase along with increased retail selling expense of $0.9 million over 2004. Excluding retail store operations, itemized expenses contributing to the increase in selling expenses were $0.8 million in increased sales personnel and related benefit costs; $0.5 million for increased sports marketing expenses; $0.4 million for increased warranty expenses; and $0.3 million for increased advertising and other marketing expenses.

Shipping and warehousing expenses decreased $0.1 million to $4.3 million for the three months ended March 31, 2005 from $4.4 million for the three months ended March 31, 2004. As a percentage of net sales, shipping expenses decreased to 3.0% of net sales for 2005 compared to 3.4% for 2004 due to the Company’s cost control efforts and leverage on higher sales.

General and administrative expenses increased $1.4 million to $17.2 million, or 12.1% of net sales, for the three months ended March 31, 2005, from $15.8 million, or 12.3% of net sales, for the three months ended March 31, 2004. Approximately $0.2 million, or 14.3%, of the increase was attributable to the weakening of the U.S. dollar and $0.1 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $1.0 million in greater personnel and related benefit costs, including recruiting and restricted stock expense. Additionally, the 2004 expense reflects a $0.2 million benefit from a patent settlement.

There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.

Operating income

The Company’s operating income increased to $11.1 million, or 7.8% of net sales, for the three months ended March 31, 2005 from $6.8 million, or 5.2% of net sales for the comparable period in 2004, an increase of $4.3 million or 64.2%.

Interest income/expense, net

The Company recorded net interest income of $0.1 million for the three months ended March 31, 2005 compared to net interest expense of $0.4 million for the three months ended March 31, 2004. In the quarter ended March 31, 2005, the Company began charging interest to its U.S. customers with past due receivable balances. The initial interest income charged to customers, together with interest income on the Company’s cash balances, more than offset the Company’s interest expense for the quarter. Management expects net interest expense in subsequent quarters for 2005.

Income taxes

The Company recorded a provision for income taxes of $3.8 million for the three months ended March 31, 2005, compared to $2.2 million for the three months ended March 31, 2004. The Company’s effective tax rate for the three months ended March 31, 2005 and 2004 was 34%.

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

Net income

The Company’s net income increased to $7.4 million for the three months ended March 31, 2005 from $4.2 million for the three months ended March 31, 2004, an increase of $3.2 million or 74.2% due to higher net sales, improved gross margins and the Company’s management of its expenses.

Liquidity and Capital Resources

The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $4.0 million for the three months ended March 31, 2005 compared to cash used in operating activities of $10.8 million for the comparable period in 2004 primarily due to decreases in accounts receivables and higher net income offset by an increase in inventories. At March 31, 2005, working capital was $200.5 million compared to $164.5 million at March 31, 2004, a 21.9% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $95.1 million at March 31, 2005 compared to $102.8 million at December 31, 2004 and $88.0 million at March 31, 2004, with accounts receivable days outstanding at March 31, 2005 of 60 compared to 57 at December 31, 2004 and 62 at March 31, 2004. Inventories increased to $121.0 million at March 31, 2005 compared to $115.1 million at December 31, 2004 and $104.3 million at March 31, 2004. This increase reflects the greater inventory levels in apparel, eyewear and electronics to support growth and expanded Company-owned retail store operations. Quarterly inventory turns were 2.1 at March 31, 2005, down from 2.5 at December 31, 2004 and 2.3 at March 31, 2004.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2005 were $8.8 million, which included $2.0 million for retail store operations. As of March 31, 2005, the Company had commitments of approximately $0.7 million for future capital expenditures. For 2005, management expects total capital expenditures to be approximately $35 million.

Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of $20.0 million of its common stock to occur from time to time as market conditions warrant. Under this program, as of March 31, 2005, the Company had purchased 1,700,000 shares of its common stock at an aggregate cost of approximately $19.3 million, or an average cost of $11.35 per share. During the three months ended March 31, 2005, the Company repurchased 355,100 shares at an average price of $13.32. As of March 31, 2005, approximately $0.7 million remains available for repurchases under the current authorization with total common shares outstanding of 67,901,000.

On March 15, 2005, the Company announced that its Board of Directors had authorized an additional $20.0 million stock repurchase program. The Company intends to conclude the current repurchase program and commence the newly authorized repurchase program should the right market conditions exist.

Credit Facilities

In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (3.62% at March 31, 2005) or the bank’s prime lending rate minus 0.25% (5.50% at March 31, 2005). At March 31, 2005, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At March 31, 2005, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.73% to 6.22%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.66% to 11.00%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $26.6 million, of which $11.3 million was outstanding at March 31, 2005.

The Company has a real estate term loan with an outstanding balance of $11.4 million at March 31, 2005, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (3.91% at March 31, 2005). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of March 31, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.3 million.

Note Payable

As of March 31, 2005, the Company also has a non-interest bearing note payable in the amount of $0.9 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.

Contractual Obligations and Commitments

The following table gives additional guidance related to the Company’s future obligations and commitments as of March 31, 2005:

	Apr. 1 -
	Dec. 31, 2005	2006	2007	2008	2009	Thereafter
Lines of credit	$11,254	$—	$—	$—	$—	$—
Long-term debt	1,140	1,519	8,731	—	—	—
Interest payable on contractual obligations	539	647	413	—	—	—
Note payable	500	500	—	—	—	—
Letters of credit	2,199	—	—	—	—	—
Operating leases	14,442	18,717	17,450	15,582	14,029	48,770
Endorsement contracts	5,051	2,485	1,240	—	—	—
Capital expenditure purchase commitments	707	—	—	—	—	—

	$35,832	$23,868	$27,834	$15,582	$14,029	$48,770

The Company believes that existing capital, anticipated cash flow from operations, and current and potential future credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

Seasonality

Historically, the Company’s aggregate sales have been highest in the period from March to September, the period during which sunglass use is typically highest in the northern hemisphere. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, sales of other products, which generate gross profits at lower levels than sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to the Company’s gross profit in the second quarter, which historically has been the highest of the year. Although the Company’s business generally follows this seasonal trend, new product category introductions, such as apparel, electronics, footwear and watches, and the Company’s retail and international expansion have partially mitigated the impact of seasonality.

Backlog

Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At March 31, 2005, the Company had a backlog of $85.6 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $14.8 million, compared to a backlog of $76.0 million, including backorders of $9.7 million, at March 31, 2004. The increase in backlog reflects a substantial increase in apparel orders, a large increase in eyewear orders from the Company’s specialty store account base, and new electronics orders which include a large order from Motorola for the new RAZRwire™. Pre-book orders from retailers for the Company’s fall apparel and footwear lines totaled $38.5 million at March 31, 2005, an increase of 8.8% over $35.4 million at March 31, 2004.

In February 2005, the Company and Motorola announced the unveiling of a new line of premium Bluetooth® wireless technology eyewear. RAZRwire™ will incorporate Oakley’s world-class optics and with Motorola’s industry-leading Bluetooth® technology. This invention frees the wearer from cumbersome wires and allows active users to quickly answer or place calls. RAZRwire™ is expected to begin shipping during the second half of 2005.

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

Reconciliation of Gross Sales to Net Sales:

	Three months ended March 31,
	2005	2004
	(in thousands)
Gross sales	$150,085	$134,299
Discounts and returns	8,290	5,663

Net sales	$141,795	$128,636

Forward-Looking Statements

This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “plan,” “intend,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the sale of Oakley Thump™ and new product introductions in the Company’s electronics category; the Company’s ability to maintain approved vendor status and continue to receive product orders from the U.S. military; the Company’s ability to integrate and operate acquisitions, the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with manufacturing partners; the ability of manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand and grow its distribution channels and its own retail operations; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions could continue to reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; terrorist acts, or the threat thereof, could adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate licensing arrangements without adversely affecting operations and the success of such initiatives; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where a significant portion of the Company’s operations are based; the Company’s ability to identify and execute successfully cost control initiatives; the outcome of litigation and other ri sks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2004 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

Item 3 . Quantitative and Qualitative Disclosures About Market Risks

     Foreign currency - The Company has direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. All of the Company’s derivatives were designated and qualified as cash flow hedges at March 31, 2005.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at March 31, 2005:

	U.S. Dollar		Fair
	Equivalent	Maturity	Value (loss)
Exchange Contracts:
Australian dollar	$6,935	Apr. 2005 - Dec. 2005	$(591)
British pound	39,230	Apr. 2005 - Dec. 2006	(965)
Canadian dollar	13,975	Apr. 2005 - Dec. 2005	(1,676)
Euro	22,528	Apr. 2005 - Dec. 2005	(1,550)
Japanese yen	12,375	Jun. 2005 - Dec. 2005	(95)
South African rand	1,272	Jun. 2005 - Dec. 2005	(17)

	$96,315		$(4,894)

The Company is exposed to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At March 31, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Interest Rates – The Company’s principal line of credit, with no outstanding balance at March 31, 2005, bears interest at either LIBOR or IBOR plus 0.75% or the bank’s prime lending rate minus 0.25%. Based on the weighted average interest rate of 5.50% on the line of credit during the three months ended March 31, 2005, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, net income would be reduced by approximately $3,600 per year.

The Company’s long-term real estate loan, with a balance of $11.4 million outstanding at March 31, 2005, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company’s risk of fluctuations in the variable rate of this long-term debt. At March 31, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.3 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and acting chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities made by the issuer and affiliated purchasers for the quarter ended March 31, 2005:

				(d)
	(a)			Approximate dollar
	Total		(c)	value of shares that
	number of	(b)	Total number of	may yet be
	shares	Average	shares purchased as	purchased under
	purchased	price paid	part of publicly	the program
Period	(1)	per share	announced program	(2)
Jan. 1 – 31, 2005	—	—	—	—
Feb. 1 – 28, 2005	150,000	$13.32	1,494,900	$3,439,000
Mar. 1 – 31, 2005	205,100	$13.32	1,700,000	$20,707,000

1)	During the first quarter of 2005, the Company repurchased an aggregate of 355,100 shares at an average price per share of approximately $13.32 pursuant to the repurchase program that was publicly announced in September 2002.

2)	In September 2002, the Company’s Board of Directors authorized the repurchase of $20 million of the Company’s common stock to occur from time to time as market conditions warrant. In March 2005, the Company’s Board of Directors authorized the repurchase of an additional $20 million of the Company’s common stock to occur from time to time as market conditions warrant.

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

Oakley, Inc.
May 10, 2005	/s/ Jim Jannard
Jim Jannard
Chief Executive Officer

May 10, 2005	/s/ Link Newcomb
Link Newcomb
Acting Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

(2)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)	Filed herewith.