Form 10-Q
period 2005-06-30
OAKLEY INC
filed 2005-08-09
CIK 946356

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From To
Commission File Number: 1-13848
Oakley, Inc.
(Exact name of registrant as specified in its charter)

Washington	95-3194947
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

One Icon Foothill Ranch, California (Address of principal executive offices)	92610 (Zip Code)
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 per Share	68,724,899 Shares

(Class)	(Outstanding on August 5, 2005)

Oakley, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,843	$51,738
Accounts receivable, less allowances of $8,883 (2005) and $11,045 (2004)	94,744	102,817
Inventories, net (Note 3)	134,309	115,061
Other receivables	3,753	3,992
Deferred income taxes	10,144	10,202
Prepaid expenses and other assets	10,832	9,141

Total current assets	314,625	292,951

Property and equipment, net	153,354	152,993
Deposits	1,998	1,828
Deferred income taxes	911	1,027
Goodwill	27,188	25,699
Other assets	5,976	6,379

TOTAL ASSETS	$504,052	$480,877

CURRENT LIABILITIES:
Line of credit (Note 7)	$11,729	$17,541
Accounts payable	29,212	32,838
Accrued expenses and other current liabilities (Note 5)	37,259	39,583
Accrued warranty (Note 6)	3,174	3,107
Income taxes payable	7,309	2,406
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	90,702	97,494

Deferred income taxes	10,087	6,684
Other long-term liabilities	130	—
Long-term debt, net of current portion (Note 7)	9,952	10,688

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,206,000 (2005) and 68,077,000 (2004) issued and outstanding	678	678
Additional paid-in capital	28,142	30,042
Retained earnings	355,987	328,312
Accumulated other comprehensive income (Note 11)	8,374	6,979

Total shareholders’ equity	393,181	366,011

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$504,052	$480,877

See accompanying Notes to Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$170,475	$153,826	$312,269	$282,462
Cost of goods sold	69,073	65,244	133,240	126,166

Gross profit	101,402	88,582	179,029	156,296

Operating expenses:
Research and development	4,655	3,864	8,588	7,570
Selling	43,944	39,851	85,072	76,963
Shipping and warehousing	4,380	4,277	8,669	8,632
General and administrative	18,683	16,157	35,875	31,946

Total operating expenses	71,662	64,149	138,204	125,111

Operating income	29,740	24,433	40,825	31,185

Interest expense, net	83	247	24	600

Income before provision for income taxes	29,657	24,186	40,801	30,585
Provision for income taxes	9,336	8,223	13,125	10,399

Net income	$20,321	$15,963	$27,676	$20,186

Basic net income per common share	$0.30	$0.23	$0.41	$0.30

Basic weighted average common shares	67,592,000	68,397,000	67,671,000	68,256,000

Diluted net income per common share	$0.30	$0.23	$0.40	$0.29

Diluted weighted average common shares	68,658,000	69,160,000	68,630,000	69,093,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$20,321	$15,963	$27,676	$20,186

Other comprehensive income:
Net unrealized gain on derivative instruments, net of tax	3,553	3,021	6,199	4,203
Foreign currency translation adjustment	(1,242)	(1,868)	(4,804)	(1,994)

Other comprehensive income	2,311	1,153	1,395	2,209

Comprehensive income	$22,632	$17,116	$29,071	$22,395

See accompanying Notes to Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,676	$20,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,954	15,888
Provision for bad debt expense	1,030	766
Compensatory stock options and restricted stock expense	735	351
Loss on disposition of equipment	71	300
Deferred income taxes, net	(47)	495
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	4,228	(14,504)
Inventories	(21,976)	(11,726)
Other receivables	161	406
Prepaid expenses and other	(1,846)	(64)
Deposits	(259)	415
Accounts payable	(3,349)	(543)
Accrued expenses and other current liabilities	8,608	5,319
Accrued warranty	93	(198)
Income taxes payable	4,918	3,532

Net cash provided by operating activities	35,997	20,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(17,993)	(12,140)
Proceeds from sale of property and equipment	1,059	195
Acquisitions of businesses	(1,929)	—
Other assets	(820)	(1,415)

Net cash used in investing activities	(19,683)	(13,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	1,304	3,410
Repayments of bank borrowings	(7,002)	(2,275)
Net proceeds from issuance of common shares	8,400	2,995
Repurchase of common shares	(11,035)	(2,015)

Net cash (used in) provided by financing activities	(8,333)	2,115

Effect of exchange rate changes on cash	1,124	582

Net increase in cash and cash equivalents	9,105	9,960
Cash and cash equivalents, beginning of period	51,738	49,211

Cash and cash equivalents, end of period	$60,843	$59,171

See accompanying Notes to Condensed Consolidated Financial Statements

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
In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of June 30, 2005, the consolidated statements of income, comprehensive income and cash flows for the three- and six-month periods ended June 30, 2005 and 2004. The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005.
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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Stock volatility	40.7%	33.0%	40.3%	36.0%
Risk-free interest rate	3.7%	3.3%	3.7%	3.0%
Expected dividend yield	1.2%	1.1%	1.2%	1.0%
Expected life of option	5.5 years	5.0 years	5.5 years	5.0 years

If the computed fair value of stock option awards during the three- and six-months ended June 30, 2005 and 2004 had been amortized to expense over the vesting periods of the awards, net income would have been as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$20,321	$15,963	$27,676	$20,186
Add: Stock based employee compensation expense as reported, net of tax effects	301	176	493	226
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(556)	(1,101)	(902)	(1,831)

Pro forma	$20,066	$15,038	$27,267	$18,581

Basic net income per share:
As reported	$0.30	$0.23	$0.41	$0.30
Pro forma	$0.30	$0.22	$0.40	$0.27

Diluted net income per share:
As reported	$0.30	$0.23	$0.40	$0.29
Pro forma	$0.29	$0.22	$0.40	$0.27
Note 3 – Inventories
Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$32,698	$29,219
Finished goods	101,611	85,842

	$134,309	$115,061

Note 4 – Goodwill and Intangible Assets
Under SFAS No. 142, goodwill and non-amortizing intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates that goodwill or intangible assets may be impaired. As of June 2005, no events have occurred that indicate that goodwill or non-amortizing intangible assets may be impaired.
Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of June 30, 2005		As of December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Covenants not to compete	$4,320	$3,198	$4,290	$2,948
Distribution rights	3,567	2,074	3,567	1,921
Patents	4,173	2,221	4,108	2,032
Other identified intangible assets	923	449	1,604	379

Total	$12,983	$7,942	$13,569	$7,280

Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three- and six-months ended June 30, 2005 was approximately $331,000 and $662,000, respectively, and is estimated to be, based on intangible assets at June 30, 2005, approximately $1,325,000 for fiscal 2005. Annual estimated amortization expense, based on the Company’s intangible assets at June 30, 2005, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2006	$1,269
Fiscal 2007	913
Fiscal 2008	806
Fiscal 2009	740
Fiscal 2010	495
Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
	(in thousands)
Balance, December 31, 2004	$1,574	$—	$15,128	$8,997	$25,699
Additions / adjustments:
Goodwill additions	—	—	—	1,771	1,771
Changes due to foreign exchange rates	—	—	(282)	—	(282)

Balance, June 30, 2005	$1,574	$—	$14,846	$10,768	$27,188

In April 2005, the Company acquired five optical retail locations from one seller through its Iacon subsidiary. As part of this acquisition, the Company acquired certain intangible assets that are reflected above.

Note 5 – Accrued Expenses and Other Current Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Accrued employee compensation and benefits	$17,629	$15,689
Derivative contracts	588	9,354
Other liabilities	19,042	14,540

	$37,259	$39,583

Note 6 – Accrued Warranty
The Company provides the following limited warranties against manufacturer’s defects on its products when purchased from an authorized Oakley dealer:
•	Apparel and Accessories – 30 days from date of purchase

•	Electronics – 90 days from date of purchase

•	Eyewear (sunglasses and prescription) – 1 year from date of purchase

•	Footwear – 90 days from date of purchase

•	Watches – 1 year from date of purchase
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
Warranty liability activity for the six-months ended June 30 was as follows:

	2005	2004
	(in thousands)
Balance as of January 1,	$3,107	$2,921
Warranty claims and expenses	(1,786)	(1,728)
Provisions for warranty expense	1,879	1,530
Changes due to foreign currency translation	(26)	(9)

Balance as of June 30,	$3,174	$2,714

Note 7 – Financing Arrangements
Line of Credit – In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (4.24% at June 30, 2005) or the bank’s prime lending rate minus 0.25% (6.00% at June 30, 2005). At June 30, 2005, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2005, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.90% to 6.24%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.66% to 10.50%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $25.3 million, of which $11.7 million was outstanding at June 30, 2005.
Long-Term Debt - The Company has a real estate term loan with an outstanding balance of $11.0 million at June 30, 2005, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (4.33% at June 30, 2005). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of June 30, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.3 million, recorded as a derivative liability on the Company’s balance sheet.
As of June 30, 2005, the Company also has a non-interest bearing note payable in the amount of $1.0 million, net of discount, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.
Note 8 – Commitments and Contingencies
Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets because historically the Company has incurred no liabilities in connection with such indemnities, commitments and guarantees.
Litigation – The Company is a party to various claims, complaints and litigation incidental to the Company’s business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.

Note 9 – Derivative Financial Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of the Company’s ten-year real estate term loan. As of June 30, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.3 million, recorded as a derivative liability on the Company’s balance sheet. At June 30, 2005, all of the Company’s derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $0.3 million of losses over the next twelve months. The Company has hedged forecasted transactions that are determined probable to occur before the end of the subsequent fiscal year.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three- and six-months ended June 30, 2005, the Company recognized losses of $0.7 million, net of taxes, and $1.4 million, net of taxes, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

The following is a summary of the foreign currency contracts outstanding by currency at June 30, 2005 (in thousands):

	U.S. Dollar		Fair Value
	Equivalent	Maturity	Gain (Loss)
Exchange Contracts:
Australian dollar	$4,571	Jul. 2005 - Dec. 2005	$(433)
British pound	31,478	Jul. 2005 - Dec. 2006	841
Canadian dollar	16,597	Jul. 2005 - Jun. 2006	(967)
Euro	30,122	Jul. 2005 - Dec. 2006	401
Japanese yen	24,251	Jul. 2005 - Dec. 2006	768
South African rand	1,798	Sep. 2005 - Mar. 2006	45

	$108,817		$655

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.
Note 10 – Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares vested and outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding, including non-vested restricted shares, and the dilutive effect of potential common shares outstanding. For the three-months ended June 30, 2005 and 2004, the diluted weighted average common shares outstanding included 709,000 and 763,000, respectively, of dilutive stock options. For the six-months ended June 30, 2005 and 2004, the diluted weighted average common shares outstanding included 636,000 and 837,000, respectively, of dilutive stock options.
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
The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Unrealized loss on foreign currency cash flow hedges, net of tax	$393	$(5,678)
Unrealized loss on interest rate swap, net of tax	(189)	(317)
Equity adjustment from foreign currency translation	8,170	12,974

	$8,374	$6,979

Note 12 – Segment Information
The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally, together with all direct consumer sales other than those through Company-owned U.S. retail store operations. The U.S. retail segment reflects the operations of the Company-owned specialty retail stores located throughout the United States and its territories, including the operations of its Iacon subsidiary. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income for the Company’s wholesale operations include the Company’s product sales to its subsidiaries at transfer price and other intercompany corporate charges. Segment net sales and operating income for the Company’s U.S. retail operations include Oakley product sales to its Iacon subsidiary at transfer price, and sales to the Company’s retail stores at cost. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.
Financial information for the Company’s reportable segments for the three- and six-month periods is as follows:

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Three months ended June 30, 2005
Net sales	$149,775	$26,002	$(5,302)	$170,475
Operating income	25,076	4,887	(223)	29,740
Identifiable assets	463,526	52,704	(12,178)	504,052
Acquisitions of property and equipment	6,922	2,283	—	9,205
Depreciation and amortization	7,073	931	—	8,004

Three months ended June 30, 2004
Net sales	$138,866	$18,754	$(3,794)	$153,826
Operating income	21,580	3,028	(175)	24,433
Identifiable assets	432,311	41,799	(11,404)	462,706
Acquisitions of property and equipment	4,932	995	—	5,927
Depreciation and amortization	7,238	722	—	7,960

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Six months ended June 30, 2005
Net sales	$278,026	$43,987	$(9,744)	$312,269
Operating income	34,661	6,243	(79)	40,825
Identifiable assets	463,526	52,704	(12,178)	504,052
Acquisitions of property and equipment	13,713	4,280	—	17,993
Depreciation and amortization	14,156	1,798	—	15,954

Six months ended June 30, 2004
Net sales	$257,077	$32,533	$(7,148)	$282,462
Operating income	28,226	3,107	(148)	31,185
Identifiable assets	432,311	41,799	(11,404)	462,706
Acquisitions of property and equipment	9,686	2,454	—	12,140
Depreciation and amortization	14,504	1,384	—	15,888

The following table sets forth sales for the three- and six-month periods by segment:

			Total
	Wholesale	U.S. Retail	consolidated
	(in thousands)
Three months ended June 30, 2005
Sales to third parties	$144,473	$26,002	$170,475
Inter-segment revenue	5,302	—	5,302

Gross sales	149,775	26,002	175,777
Less: eliminations	(5,302)	—	(5,302)

Total consolidated net sales	$144,473	$26,002	$170,475

Three months ended June 30, 2004
Sales to third parties	$135,072	$18,754	$153,826
Inter-segment revenue	3,794	—	3,794

Gross sales	138,866	18,754	157,620
Less: eliminations	(3,794)	—	(3,794)

Total consolidated net sales	$135,072	$18,754	$153,826

			Total
	Wholesale	U.S. Retail	consolidated
	(in thousands)
Six months ended June 30, 2005
Sales to third parties	$268,282	$43,987	$312,269
Inter-segment revenue	9,744	—	9,744

Gross sales	278,026	43,987	322,013
Less: eliminations	(9,744)	—	(9,744)

Total consolidated net sales	$268,282	$43,987	$312,269

Six months ended June 30, 2004
Sales to third parties	$249,929	$32,533	$282,462
Inter-segment revenue	7,148	—	7,148

Gross sales	257,077	32,533	289,610
Less: eliminations	(7,148)	—	(7,148)

Total consolidated net sales	$249,929	$32,533	$282,462

Note 13 – New Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS No. 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently in the process of evaluating the impact, if any, of the adoption of SFAS No. 151 on its overall results of operations or financial position.
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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that companies recognize compensation cost related to share based payment transactions in their financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instruments and will be recognized over the period that an employee provides service (usually the vesting period) in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 123(R), which will result in additional compensation expense for remaining unvested stock options and will be affected by the number of future options granted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.
Overview
Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include premium sunglasses, prescription eyewear, apparel and accessories, electronics, footwear and watches. The Company’s products are distributed in the United States through a carefully selected base of accounts that fluctuates between 8,500 and 10,000 accounts, with 15,000 to 17,000 locations depending on seasonality of summer and winter products. Oakley’s store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow, skate and golf shops, and motorcycle, athletic footwear and sporting goods stores and department stores. At June 30, 2005, the Company also operated 39 Oakley retail stores in the United States and its territories that offer a full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass specialty retail chain headquartered in Scottsdale, Arizona that has 92 stores as of June 30, 2005.
Internationally, the Company sells its products through its direct offices in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom. Additionally, in Mexico and those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company’s products either exclusively or with complementary products and agree to comply with the marketing philosophy and practices of the Company. Sales to the Company’s distributors are denominated in U.S. dollars. The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. The Company and its subsidiaries use foreign exchange contracts to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates.
Effective July 1, 2005, the Company executed an agreement with Tommy Rios, the Company’s former Executive Vice President, in which a company owned and operated by Mr. Rios will serve as the exclusive distributor in Mexico and Central America for the Company’s Mexican subsidiary. In connection with such transaction, Mr. Rios resigned as an officer and employee of the Company and its subsidiaries effective July 1, 2005. The Company expects to incur costs totaling approximately $0.6 million related to this transaction, of which $0.3 million has been recognized during the first half of 2005. Mr. Rios has agreed to serve as a consultant to the Company through August 2005.
The Company’s historical success is attributable, in part, to its introduction of products that are perceived to represent an improvement in performance over products available in the market. The Company’s future success will depend, in part, upon its continued ability to develop and introduce such innovative products, although there can be no assurance of the Company’s ability to do so. The consumer products industry is highly competitive and is subject to rapidly changing consumer demands and preferences. This may adversely affect companies that misjudge such preferences. The Company competes with numerous domestic and foreign designers, brands and manufacturers of premium sunglasses, prescription eyewear, apparel and accessories, electronics, footwear and watches, some of which have greater financial and marketing resources than the Company. The Company believes that in order to retain its market share, it must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service although there can be no assurance of the Company’s ability to do so.

In addition, the Company has experienced significant growth under several measurements that has placed, and could continue to place, a significant strain on its employees and operations. If management is unable to anticipate or manage growth effectively, the Company’s operating results could be materially adversely affected.
Critical Accounting Policies
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates. The Company believes that the following discussion addresses the Company’s most significant accounting policies, which aid in fully understanding and evaluating the Company’s reported financial results.
Revenue Recognition
The Company recognizes wholesale revenue when merchandise is shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of sale. Revenue from the Company’s retail store operations is recognized upon purchase by customers at the point of sale. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management’s expectations. The Company reduces revenue for end of season and other pricing allowances, rebates and similar measures that occur under sales programs. Sales agreements with dealers and distributors normally provide general payment terms of 30 to 150 days, depending on the product category and the customer. The Company’s standard sales agreements with its customers do not provide for any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company occasionally accepts other returns at its discretion. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of their current credit information. The Company regularly monitors its customers’ collections and payments and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same credit loss rates that have been experienced in the past.
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
Warranties
The Company provides the following limited warranties against manufacturer’s defects on its products when purchased from an authorized Oakley dealer:
•	Apparel and Accessories – 30 days from date of purchase

•	Electronics – 90 days from date of purchase

•	Eyewear (sunglasses and prescription) – 1 year from date of purchase

•	Footwear – 90 days from date of purchase

•	Watches – 1 year from date of purchase
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
The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At June 30, 2005, $3.4 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.
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
Foreign Currency Translation
The Company’s direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, New Zealand, South Africa and the United Kingdom collect at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts.

Certain Risks and Uncertainties
Vulnerability Due to Supplier Concentrations
The Company executed a new exclusive agreement with a single source for the supply of uncoated lens blanks from which a majority of its sunglass lenses are cut. The agreement’s new terms are effective April 1, 2005 and replace the parties’ previous agreement. This new agreement gives the Company the exclusive right to purchase decentered sunglass lenses in return for the Company’s agreement to fulfill the majority of its lens requirements from such supplier, subject to certain conditions. The Company has expanded its in-house lens blank production capabilities to manufacture some portion of its lenses directly if needed, which is permitted under the agreement as long as the Company continues to satisfy an annual minimum purchase amount. In the event of the loss of its source for lens blanks, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find and use a suitable alternative source and could have a material adverse impact on the Company’s business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner. If the Company were to lose the source for its lens blanks or other critical materials, it could have a materially adverse effect on the Company’s business.
Vulnerability Due to Customer Concentrations
Net sales to the retail group of Luxottica Group S.p.A (“Luxottica”), which include Sunglass Hut locations worldwide, were approximately 11.3%, and 14.5% of the Company’s net sales for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, net sales to Luxottica accounted for approximately 8.6% and 10.5% of the Company’s net sales, respectively. Luxottica is also one of the Company’s largest competitors in the sunglass and optical frame markets. In December 2004, the Company and Luxottica entered into a new commercial agreement that establishes the terms applicable for 2005 between the two companies. There can be no assurances as to the future of the relationship between the Company and Luxottica or as to the likelihood that a new contract beyond 2005 will be agreed to by the parties. Over the past several years, Luxottica has acquired certain customers of the Company which, in some cases, has adversely impacted the Company’s net sales to such customers. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company’s financial position or results of operations
Dependence on Key Personnel
The Company’s operations depend to a great extent on the efforts of its key executive officers and other key qualified personnel, many of whom would be extremely difficult to replace. The loss of those key executive officers and qualified personnel may cause a significant disruption to the Company’s business and could adversely affect the Company’s operations.

Competition
The consumer products industries are highly competitive and are subject to rapidly changing consumer demands and preferences. The Company competes with numerous domestic and foreign designers, brands and manufacturers of eyewear, apparel and accessories, electronics, footwear and watches, some of which have greater financial and marketing resources than the Company. The Company believes that its success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands in a timely manner and to continually appeal to consumers of the Oakley brand. Increased competition in the worldwide premium sunglass, prescription eyewear, apparel and accessories, electronics, footwear and watch industries could reduce the Company’s sales and prices and adversely affect its business and financial condition.
Product Obsolescence and Changes in Fashion Trends
The premium sunglass, prescription eyewear, apparel and accessories, electronics, footwear and watch industries are characterized by constant product innovation due to changing consumer preferences. As a result, the Company believes its success depends in large part on its ability to continuously develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands. In addition, the electronics category is generally subject to short product life cycles because of newer generation products with additional innovations and more advanced technical specifications. As a result, the Company believes its sales of electronics products may be subject to rebates, markdown allowances, price reductions and other customer considerations in the relevant distribution channels. If the Company fails to regularly and rapidly develop innovative products and update core products or if fashion trends shift away from the Company’s products, or if the Company otherwise misjudges the market for its product lines, the Company may be faced with a significant amount of unsold finished goods inventory and could adversely affect retail and consumer acceptance of the Company’s products, limit sales growth or other conditions which could have a material adverse effect on the Company.
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
Risks Relating to International Operations and Trade
Sales outside the United States accounted for approximately 43.4% and 45.3% of the Company’s net sales for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, net sales outside the United States were 47.7% and 48.4%, respectively. While the Company expects international sales to continue to account for a significant portion of its sales, there can be no assurance that the Company will be able to maintain or increase its international sales. The Company’s international operations and international commerce are influenced by many factors, including:
•	currency exchange rate fluctuations or restrictions;

•	local economic and political instability;

•	wars, civil unrest, acts of terrorism and other conflicts;

•	natural disasters;

•	changes in legal or regulatory requirements affecting foreign investment, loans, tariffs, quotas, export duties, anti-dumping duties, safeguard measures, trade restrictions and taxes; and

•	less protective foreign laws relating to intellectual property.
The occurrence or consequences of any of these factors may restrict the Company’s ability to operate in the affected region and/or decrease the profitability of its operations in that region.
Pursuant to the World Trade Organization (“WTO”) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. In certain instances, the elimination of quota affords the Company greater access to foreign markets; however, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and will not be cleared until after January 2006. Additionally, on June 10, 2005, in response to the surge of Chinese imports into the European Union (“EU”), the EU Commission signed a Memorandum of Understanding (“MOU”) with China in which ten categories of textiles and apparel will be subject to restraints. Certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect the Company’s ability to import these products from China and make them available to sell. At this time, based on expected U.S. and EU actions and other mitigating factors, the Company believes that such safeguard measures will not have a material impact on its sales in the U.S. and EU in the second half of 2005. On a longer term basis, if necessary, the Company expects to adjust its sourcing and distribution and therefore believes that the aforementioned restraints and safeguard measures will not have a material impact on its sales and profitability. There can be no assurance that additional trade restrictions will not be imposed on the imports of the Company’s products in the future. Such actions could result in increases in the cost of its products generally and may adversely affect the Company’s results of operations. The Company is monitoring the developments described above.

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
Control by Principal Shareholder
The Company’s current Chairman and Chief Executive Officer, Jim Jannard, beneficially owned a majority of the outstanding Common Stock of the Company at June 30, 2005. Consequently, Mr. Jannard has majority control of the Company and the ability to control the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.
Possible Volatility of Stock Price
The market price for shares of the Company’s common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.
Factors that may have a significant impact on the market price of the Company’s common stock include:
•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in the Company’s revenues or earnings in any given period relative to the levels expected by securities analysts or projected by the Company;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures;

•	rumors or allegations regarding the Company’s financial disclosures or practices; or

•	earthquakes or other natural disasters concentrated in Southern California where a significant portion of the Company’s operations are based.
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

Impact of Potential Future Acquisitions
From time to time, the Company may engage in strategic transactions with the goal of maximizing shareholder value. Management will continue to evaluate potential strategic transactions and alternatives that it believes may enhance shareholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and equity or debt investments. Although management’s goal is to maximize shareholder value, such transactions may impair shareholder value, impact liquidity or otherwise adversely affect the Company’s business and the trading price of its common stock. Any such transaction may require the Company to incur non-recurring or other charges and/or to consolidate or record its equity in losses and may pose significant integration challenges and/or management and business disruptions, any of which could harm the Company’s operating results and business.
Results of Operations
Three Months Ended June 30, 2005 and 2004
Net sales
Net sales increased to $170.5 million for the three months ended June 30, 2005 from $153.8 million for the three months ended June 30, 2004, an increase of $16.7 million, or 10.8%. Gross sales were $185.7 million in the second quarter of 2005 compared to $168.9 million for the comparable 2004 period.
Gross sunglass sales increased 1.3%, or $1.4 million, to $111.6 million for the three months ended June 30, 2005 from $110.2 million for the three months ended June 30, 2004. Sunglass unit shipments decreased 0.5% due to the sales declines in older sunglass styles offset by strong sales of new sunglass styles and sales of combat eyewear to the U.S. military. The average selling price increased 1.8%, primarily due to a greater contribution from the Company’s retail store operations, which sell the Company’s products direct to consumers, and a modest U.S. price increase on sunglasses effective January 1, 2005. The increase in gross sunglass sales was driven by strong sales from newly introduced sunglasses, such as CROSSHAIR™, WHISKER™, BOTTLECAP™, GASCAN™ and RIDDLE™, offset by declines in older sunglass styles, such as the A WIRE®, HALF WIRE™ and MINUTE®.
Gross sales from the Company’s newer product categories, comprised of apparel and accessories, prescription eyewear, electronics, footwear and watches, increased 24.7%, or $9.9 million, to $50.0 million for the second quarter of 2005 from $40.1 million for the comparable 2004 period. As a percentage of gross sales, the newer product categories accounted for 26.9% of total gross sales for the second quarter of 2005 compared to 23.7% for the second quarter of 2004. The sales growth was driven by strong increases in the Company’s spring apparel and accessories lines and prescription eyewear, along with the benefit from sales of OAKLEY THUMP™ in the electronics category, partially offset by a decrease in footwear and watch sales.
The Company’s U.S. net sales, excluding retail store operations, increased 7.6% to $70.4 million for the three months ended June 30, 2005, compared to $65.4 million for the three months ended June 30, 2004. U.S. net sales, excluding retail operations, reflect a 17.1%, or $8.0 million, increase in net sales to the Company’s broad specialty store account base and other domestic sales offset by a 15.8% decrease in net sales to the Company’s largest U.S. customer, Sunglass Hut, and its affiliates. Net sales to Sunglass Hut decreased by $3.0 million to $16.0 million for the three months ended June 30, 2005 from $19.0 million for the three months ended June 30, 2004.

Net sales from the Company’s retail store operations increased 38.6% to $26.0 million for the three months ended June 30, 2005, compared to $18.8 million for the three months ended June 30, 2004. Net sales from the Company’s retail stores reflect double digit increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores. Additionally, during the second quarter of 2005, the Company opened two new Oakley stores bringing the total to 39 Oakley stores at June 30, 2005 and opened or acquired nine new Iacon stores bringing the total to 92 Iacon stores at June 30, 2005, compared to 30 Oakley stores and 81 Iacon stores at June 30, 2004. In April 2005, the Company acquired five optical retail locations from one seller through its Iacon subsidiary. These store openings also contributed to the increase in net sales from the Company’s retail store operations.
During the three months ended June 30, 2005, the Company’s international net sales increased 6.3%, or $4.4 million, to $74.1 million from $69.7 million for the comparable 2004 period with the weaker U.S. dollar accounting for 4.6 percentage points, or $3.2 million, of this increase. The Company’s operations in Japan, Canada, Latin America, Asia, and South Pacific experienced double digit net sales growth, partially offset by a modest sales decline in Europe. This growth was primarily attributable to strong sales of the Company’s apparel and accessories, prescription eyewear and OAKLEY THUMP™.
Gross profit
Gross profit increased to $101.4 million, or 59.5% of net sales, for the three months ended June 30, 2005 from $88.6 million, or 57.6% of net sales, for the three months ended June 30, 2004, an increase of $12.8 million, or 14.5%. The increase in gross profit as a percentage of net sales was due to improved margins from the Company’s newer product categories, the positive mix benefit from the addition of the Company’s new electronics products, higher gross margins on new 2005 sunglass introductions relative to 2004 sunglass introductions, positive manufacturing variances and efficiencies, including lower eyewear raw material costs, the positive effect of a weaker U.S. dollar and a modest sunglass price increase in the U.S. effective January 1, 2005. These positive factors were partially offset by the effect of the increased contribution from the Company’s retail stores, which have slightly lower gross margins with the inclusion of occupancy costs.
Operating expenses
Operating expenses for the three months ended June 30, 2005 increased to $71.7 million from $64.1 million for the three months ended June 30, 2004, an increase of $7.6 million, or 11.7%. As a percentage of net sales, operating expenses increased to 42.0% of net sales for the three months ended June 30, 2005 compared to 41.7% of net sales for the comparable period in 2004. The largest contributors to the increase in operating expenses were expenses associated with increased sales volumes, higher foreign operating expenses resulting from a weaker U.S. dollar and higher operating expenses related to the Company’s expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $1.3 million, or 17.1%, of the increase. Operating expenses included $7.4 million of expenses for the Company’s retail store operations, an increase of $1.8 million from $5.6 million for the three months ended June 30, 2004. The increase in retail store operating expenses is primarily due to the greater number of stores at June 30, 2005 compared to the number of stores at June 30, 2004.

Research and development expenses increased $0.8 million to $4.7 million for the three months ended June 30, 2005 compared to $3.9 million for the comparable 2004 period. As a percentage of net sales, research and development expenses were 2.7% of net sales for the three months ended June 30, 2005, compared to 2.5% of net sales for the three months ended June 30, 2004. Itemized expenses contributing to the increase in design expenses were $0.4 million for design personnel and related benefit costs and $0.4 million for increased product design expenses including expenses associated with the Company’s electronics product development.
Selling expenses increased $4.0 million to $43.9 million, or 25.8% of net sales, for the three months ended June 30, 2005 from $39.9 million, or 25.9% of net sales, for the three months ended June 30, 2004. The weakening of the U.S. dollar contributed $0.9 million, or 22.5%, to this increase along with increased retail selling expense of $1.4 million over 2004. Excluding retail store operations, itemized expenses contributing to the increase in selling expenses were $0.9 million for increased sales promotion expense, $0.6 million in increased sales personnel and related benefit costs, $0.6 million for increased sports marketing expense and $0.4 million for increased advertising and other marketing expenses.
Shipping and warehousing expenses increased $0.1 million to $4.4 million for the three months ended June 30, 2005 from $4.3 million for the three months ended June 30, 2004. As a percentage of net sales, shipping expenses decreased to 2.6% of net sales for 2005 compared to 2.8% for 2004 due to the Company’s cost control efforts and leverage on higher sales.
General and administrative expenses increased $2.5 million to $18.7 million, or 11.0% of net sales, for the three months ended June 30, 2005, from $16.2 million, or 10.5% of net sales, for the three months ended June 30, 2004. Approximately $0.3 million, or 12.0%, of the increase was attributable to the weakening of the U.S. dollar and $0.4 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $1.5 million in greater personnel and related benefit costs, including temporary help, recruiting and restricted stock compensation expense and $0.2 million in bad debt expense.
There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $29.7 million, or 17.4% of net sales, for the three months ended June 30, 2005 from $24.4 million, or 15.9% of net sales for the comparable period in 2004, an increase of $5.3 million or 21.7%, due to the various factors discussed above.
Interest expense, net
The Company recorded net interest expense of $0.1 million for the three months ended June 30, 2005 compared to $0.2 million for the three months ended June 30, 2004. In the first quarter of 2005, the Company began charging interest to its U.S. customers with past due receivable balances resulting in lower net interest expense for the Company. The interest income charged to customers, together with interest income on the Company’s cash balances, partially offset the Company’s interest expense paid on its term loan and interest rate swap agreement for the three months ended June 30, 2005.

Income taxes
The Company recorded a provision for income taxes of $9.3 million for the three months ended June 30, 2005, compared to $8.2 million for the three months ended June 30, 2004. This increase in absolute dollars is due to the higher operating income earned in 2005. The Company’s effective tax rate for the three months ended June 30, 2005 was 31.5% compared to 34% for the comparable prior year period. The 2005 lower tax rate reflects the benefit of an income tax refund of approximately $0.75 million related to amended prior period California state income tax returns. The Company expects the tax rate on current year income for the remainder of 2005 to be approximately 34%.
Net income
The Company’s net income increased to $20.3 million, or 11.9% of net sales, for the three months ended June 30, 2005 from $16.0 million, or 10.4% of net sales, for the three months ended June 30, 2004, an increase of $4.3 million or 27.3% due to higher net sales and improved gross margins.
Six Months Ended June 30, 2005 and 2004
Net sales
Net sales increased to $312.3 million for the six months ended June 30, 2005 from $282.5 million for the six months ended June 30, 2004, an increase of $29.8 million, or 10.6%. Gross sales were $335.8 million in the first six months of 2005 compared to $303.2 million for the comparable 2004 period.
Gross sunglass sales increased 3.6%, or $6.2 million, to $180.4 million for the six months ended June 30, 2005 from $174.2 million for the six months ended June 30, 2004. Sunglass unit shipments increased 1.4% due to the introduction of new sunglass styles and increased sales of combat eyewear to the U.S. military, partially offset by declines in some of the Company’s more mature sunglasses. The average selling price increased 2.1%, primarily from the effect of a weak U.S. dollar on international sales, a greater contribution from the Company’s retail store operations, which sell the Company’s products direct to consumers, higher contribution from polarized styles that carry higher average prices and a modest U.S. price increase on sunglasses effective January 1, 2005. The increase in gross sunglass sales was driven by strong sales from newly introduced sunglasses, such as CROSSHAIR™, WHISKER™, BOTTLE CAP™, ROMEO 2® and GASCAN™, offset by declines in older sunglass styles, such as the A WIRE®, MINUTE®, SQUARE WIRE® and HALF WIRE™.
Gross sales from the Company’s newer product categories, comprised of apparel and accessories, prescription eyewear, electronics, footwear and watches, increased 19.8%, or $18.3 million, to $110.5 million for the six months ended June 30, 2005 from $92.2 million for the comparable 2004 period. As a percentage of gross sales, the newer product categories accounted for 32.9% of total gross sales for the six months ended June 30, 2005 compared to 30.4% for the six months ended June 30, 2004. The sales growth was driven by the strong sales of OAKLEY THUMP™, launched internationally in the first quarter of 2005, together with strong increases in the Company’s spring apparel and accessories lines and prescription eyewear, offset by declines in footwear and watch product sales.
The Company’s U.S. net sales, excluding retail store operations, increased 5.6% to $119.5 million for the six months ended June 30, 2005, compared to $113.2 million for the six months ended June 30, 2004 as a result of a 9.6%, or $8.5 million, increase in net sales to the Company’s broad specialty store account base and other domestic sales, partially offset by a 9.6% decrease in net sales to the Company’s largest U.S. customer, Sunglass Hut, and its affiliates. Net sales to Sunglass Hut decreased by $2.3 million to $21.7 million for the six months ended June 30, 2005 from $24.0 million for the comparable 2004 period.

Net sales from the Company’s retail store operations increased 35.4% to $44.0 million for the six months ended June 30, 2005, compared to $32.5 million for the six months ended June 30, 2004. Net sales from the Company’s retail stores reflect double digit increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores. Additionally, during the first half of 2005, the Company opened three new Oakley stores and nine new Iacon stores, including five retail locations acquired by Iacon from one seller in April 2005. At June 30, 2005, the Company operated 39 Oakley stores and 92 Iacon stores compared to 30 Oakley Stores and 81 Iacon stores at June 30, 2004. These store openings also contributed to the increase in net sales from the Company’s retail store operations.
During the six months ended June 30, 2005, the Company’s international net sales increased 8.9%, or $12.1 million, to $148.8 million from $136.7 million for the comparable 2004 period with the weaker U.S. dollar accounting for 4.3 percentage points, or $5.9 million, of this increase. The Company’s operations in Japan, Canada, Latin America, Asia, and South Pacific experienced double digit net sales growth, partially offset by a modest sales decline in Europe. These increases were fueled by the international launch of OAKLEY THUMP™ and strong apparel and accessories sales during the six months.
Gross profit
Gross profit increased to $179.0 million, or 57.3% of net sales, for the six months ended June 30, 2005 from $156.3 million, or 55.3% of net sales, for the six months ended June 30, 2004, an increase of $22.7 million, or 14.5%. The increase in gross profit as a percentage of net sales was due to improved margins from the Company’s newer product categories, the positive mix benefit from the addition of the Company’s new electronics products, the positive effect of a weaker U.S. dollar and a modest sunglass price increase in the U.S. effective January 1, 2005. These positive factors were partially offset by the negative effects of a lower mix of sunglasses and the increased contribution from the Company’s retail stores, which have slightly lower gross margins with the inclusion of occupancy costs. Although the Company continually strives to reduce its manufacturing costs and improve its product gross margins, and believes that certain of the factors listed above will continue to benefit the Company in future periods, there can be no assurance that the Company can sustain overall margin improvements at the same level as the Company has experienced for the first six months of 2005 compared to the same period of 2004.
Operating expenses
Operating expenses for the six months ended June 30, 2005 increased to $138.2 million from $125.1 million for the six months ended June 30, 2004, an increase of $13.1 million, or 10.5%. As a percentage of net sales, operating expenses remained at 44.3% of net sales for the six months ended June 30, 2005 consistent with the comparable period in 2004. The largest contributors to the increase in operating expenses in absolute dollars were expenses associated with increased sales volumes, higher operating expenses related to the Company’s expanded retail store operations and higher foreign operating expenses resulting from a weaker U.S. dollar. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $2.4 million, or 18.3%, of the increase. Operating expenses included $13.6 million of expenses for the Company’s retail store operations, an increase of $2.8 million from $10.8 million for the six months ended June 30, 2004. The increase in retail store operating expenses is primarily due to the greater number of stores at June 30, 2005 compared to the number of stores at June 30, 2004.

Research and development expenses increased $1.0 million to $8.6 million for the six months ended June 30, 2005 compared to $7.6 million for the comparable 2004 period. As a percentage of net sales, research and development expenses were 2.8% of net sales for the six months ended June 30, 2005, compared to 2.7% of net sales for the six months ended June 30, 2004. Itemized expenses contributing to the increase in design expenses were $0.5 million for design personnel and related benefit costs and $0.5 million for increased product design expenses, including expenses associated with the Company’s electronics product development.
Selling expenses increased $8.1 million to $85.1 million for the six months ended June 30, 2005 from $77.0 million for the six months ended June 30, 2004. As a percentage of net sales, selling expenses remained at 27.2% of net sales for the six months ended June 30, 2005 consistent with the comparable period in 2004. The weakening of the U.S. dollar contributed $1.6 million, or 19.8%, of this increase along with increased retail selling expense of $2.3 million over 2004. Excluding retail store operations, itemized expenses contributing to the increase in selling expenses were $1.4 million in increased sales personnel and related benefit costs, $1.1 million for increased sports marketing expenses, $0.9 million for increased sales promotion expenses and $0.7 million for increased advertising and other marketing expenses.
Shipping and warehousing expenses increased $0.1 million to $8.7 million for the six months ended June 30, 2005 from $8.6 million for the six months ended June 30, 2004. As a percentage of net sales, shipping expenses decreased to 2.8% of net sales for 2005 compared to 3.1% for 2004 due to the Company’s cost control efforts and leverage on higher sales.
General and administrative expenses increased $4.0 million to $35.9 million, or 11.5% of net sales, for the six months ended June 30, 2005, from $31.9 million, or 11.3% of net sales, for the six months ended June 30, 2004. Approximately $0.6 million, or 15.0%, of the increase was attributable to the weakening of the U.S. dollar and $0.5 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $2.7 million in greater personnel and related benefit costs, including temporary help, recruiting and restricted stock expense and $0.4 million in variable expenses such as bad debts and bank charges. Additionally, the 2004 expense reflects a $0.2 million benefit from a patent settlement.
There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $40.8 million, or 13.1% of net sales, for the six months ended June 30, 2005 from $31.2 million, or 11.0% of net sales for the comparable period in 2004, an increase of $9.6 million or 30.9%, due to the various factors discussed above.
Interest expense, net
The Company recorded net interest expense of $24,000 for the six months ended June 30, 2005 compared to net interest expense of $0.6 million for the six months ended June 30, 2004. In the first quarter of 2005, the Company began charging interest to its U.S. customers with past due receivable balances. The interest income charged to customers, together with interest income on the Company’s cash balances, partially offset the Company’s interest expense paid on the Company’s term loan and interest rate swap agreement for the six months ended June 30, 2005.

Income taxes
The Company recorded a provision for income taxes of $13.1 million for the six months ended June 30, 2005, compared to $10.4 million for the six months ended June 30, 2004. This increase in absolute dollars is due to the higher operating income earned in 2005. The Company’s effective tax rate for the six months ended June 30, 2005 was 32.2% compared to 34% for the comparable prior year period. The 2005 lower tax rate reflects the benefit of an income tax refund received in the second quarter of 2005 of approximately $0.75 million related to amended prior period California state income tax returns. The Company expects the tax rate on current year income for the remainder of 2005 to be approximately 34%.
During 2004, the Company was under audit by the Internal Revenue Service, or IRS, for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly-owned foreign subsidiaries, Oakley UK and Oakley Europe. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company is currently contesting this adjustment with the IRS. Based on advice from its outside legal and tax experts, management believes that Oakley’s tax position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. In the event that the Company does not prevail under protest, management expects that the adjustment should not have a material impact on the Company’s financial results because the Company has insurance in place that it believes will cover such adjustment and any associated expenses. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter.
Net income
The Company’s net income increased to $27.7 million, or 8.9% of net sales, for the six months ended June 30, 2005 from $20.2 million, or 7.1% of net sales, for the six months ended June 30, 2004, an increase of $7.5 million or 37.1% due to higher net sales, improved gross margins and the Company’s management of its expenses.
Liquidity and Capital Resources
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $36.0 million for the six months ended June 30, 2005 compared to cash used in operating activities of $20.6 million for the comparable period in 2004 primarily due to decreases in accounts receivables and higher net income offset by an increase in inventories. At June 30, 2005, working capital was $223.9 million compared to $184.7 million at June 30, 2004, a 21.2% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $94.7 million at June 30, 2005 compared to $102.8 million at December 31, 2004 and $90.8 million at June 30, 2004, with accounts receivable days outstanding at June 30, 2005 of 51 compared to 54 at June 30, 2004. Inventories increased to $134.3 million at June 30, 2005 compared to $115.1 million at December 31, 2004 and $109.5 million at June 30, 2004. This increase reflects greater inventory levels in apparel and accessories, higher eyewear raw material levels to support anticipated production volumes, and the addition of electronics inventory to support growth and greater inventories for the expanded Company-owned retail store operations. The increase in apparel and accessory inventory levels include products to be shipped out for the upcoming fall season in addition to a higher level of apparel closeout inventory.

Quarterly inventory turns were 2.1 at June 30 2005, down from 2.5 at December 31, 2004 and 2.4 at June 30, 2004.
Capital Expenditures
Capital expenditures for the three- and six-months ended June 30, 2005 were $9.2 million and $18.0 million, respectively, which included $4.4 million for retail store operations. As of June 30, 2005, the Company had commitments of approximately $0.9 million for future capital expenditures. For 2005, management expects total capital expenditures to be approximately $38 million.
Stock Repurchase
During the second quarter of 2005, the Company purchased 456,400 shares of its common stock at an average price of $13.81. These purchases completed the previously authorized $20.0 million stock repurchase program and reflect purchases under a new $20.0 million repurchase program approved by the Company’s Board of Directors in March 2005. As of June 30, 2005, approximately $14.4 million remains available for repurchases under the current authorization with total common shares outstanding of 68,206,000. The Company intends to continue to remain active with its share repurchase program should the right market conditions exist.
Credit Facilities
In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (4.24% at June 30, 2005) or the bank’s prime lending rate minus 0.25% (6.00% at June 30, 2005). At June 30, 2005, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2005, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.90% to 6.24%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.66% to 10.50%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $25.3 million, of which $11.7 million was outstanding at June 30, 2005.
The Company has a real estate term loan with an outstanding balance of $11.0 million at June 30, 2005, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (4.33% at June 30, 2005). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of June 30, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.3 million, recorded as a derivative liability on the Company’s balance sheet. .
Note Payable
As of June 30, 2005, the Company also has a non-interest bearing note payable in the amount of $1.0 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.

Contractual Obligations and Commitments
The following table gives additional guidance related to the Company’s future obligations and commitments as of June 30, 2005:

		Less than	Jan 1, 2006-Dec	Jan 1, 2008-Dec
	Total	1 year	31, 2007	31, 2009	Jan 1, 2010 +
	(dollars in thousands)
Lines of credit	$11,729	$11,729	$—	$—	$—
Long-term debt	11,011	761	10,250	—	—
Interest payable on contractual obligations	1,407	347	1,060	—	—
Note payable	1,000	500	500	—	—
Letters of credit	3,474	3,474	—	—	—
Operating leases	137,058	10,329	39,509	32,412	54,808
Endorsement contracts	7,719	3,535	4,184	—	—
Capital expenditure purchase commitments	935	935	—	—	—

	$174,333	$31,610	$55,503	$32,412	$54,808

The Company believes that existing capital, anticipated cash flow from operations, and current and potential future credit facilities will be sufficient to meet operating needs and capital expenditures for the next twelve months.
Seasonality
Historically, the Company’s aggregate sales have been highest in the period from March to September, the period during which sunglass use is typically highest in the northern hemisphere. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, sales of other products, which generate gross profits at lower levels than sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to the Company’s gross profit in the second quarter, which historically has been the highest of the year. Although the Company’s business generally follows this seasonal trend, new product category introductions, such as apparel and accessories, electronics, footwear and watches, and the Company’s retail and international expansion have partially mitigated the impact of seasonality.
Backlog
Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At June 30, 2005, the Company had a backlog of $82.1 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $11.9 million, compared to a backlog of $74.4 million, including backorders of $12.5 million, at June 30, 2004. The increase in backlog reflects new orders for the Company’s electronics products, significant increases in sunglass and goggle orders and a modest increase in apparel orders, offset by a decline in footwear orders.
In February 2005, the Company and Motorola announced the unveiling of a new line of premium Bluetooth® wireless technology eyewear called RAZRWIRE™. RAZRWIRE™ will incorporate Oakley’s world-class optics with Motorola’s industry-leading Bluetooth® technology. This invention frees the wearer from cumbersome wires and allows active users to quickly answer or place calls. RAZRWIRE™ is expected to begin shipping during the second half of 2005.
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
Reconciliation of Gross Sales to Net Sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Gross Sales	$185,666	$168,905	$335,750	$303,204
Discounts and returns	15,191	15,079	23,481	20,742

Net sales	$170,475	$153,826	$312,269	$282,462

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a) (4) (ii).
Forward-Looking Statements
This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the sale of products in the Company’s electronics category; the Company’s ability to maintain approved vendor status and continue to receive product orders from the U.S. military; the Company’s ability to integrate and operate acquisitions, the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica Group S.p.A, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand and grow its distribution channels and its own retail operations; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions could continue to reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; terrorist acts, or the threat thereof, could adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate licensing arrangements without adversely affecting operations and the success of such initiatives; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where a significant portion of the Company’s operations are based; the Company’s ability to identify and execute successfully cost control initiatives; and other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2004 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this press release. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Foreign currency - The Company’s direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, New Zealand, South Africa and the United Kingdom collect money at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. All of the Company’s derivatives were designated and qualified as cash flow hedges at June 30, 2005.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at June 30, 2005 (in thousands):

	U.S. Dollar		Fair Value
	Equivalent	Maturity	Gain (Loss)
Exchange Contracts:
Australian dollar	$4,571	Jul. 2005 - Dec. 2005	$(433)
British pound	31,478	Jul. 2005 - Dec. 2006	841
Canadian dollar	16,597	Jul. 2005 - Jun. 2006	(967)
Euro	30,122	Jul. 2005 - Dec. 2006	401
Japanese yen	24,251	Jul. 2005 - Dec. 2006	768
South African rand	1,798	Sep. 2005 - Mar. 2006	45

	$108,817		$655

The Company is exposed to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At June 30, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.
Interest Rates – The Company’s principal line of credit, with no outstanding balance at June 30, 2005, bears interest at the Eurodollar Rate (LIBOR) plus 0.75% or the bank’s prime lending rate minus 0.25%. Based on the weighted average interest rate of 6.00% on the line of credit during the three months ended June 30, 2005, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, net income would be reduced by approximately $3,800 per year.
The Company’s long-term real estate loan, with a balance of $11.0 million outstanding at June 30, 2005, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company’s risk of fluctuations in the variable rate of this long-term debt. As of June 30, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.3 million, recorded as a derivative liability on the Company’s balance sheet.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the purchases of equity securities made by the issuer and affiliated purchasers for the quarter ended June 30, 2005:

				(d)
	(a)			Approximate dollar
	Total		(c)	value of shares that
	number of	(b)	Total number of	may yet be
	shares	Average	shares purchased as	purchased under
	purchased	price paid	part of publicly	the program
Period	(2)	per share	announced program	(3)
April 1- 30, 2005 (1)	50,460	$14.00	50,460	$0
April 1- 30, 2005 (1)	166,440	$13.66	166,440	$17,726,000
May 1 - 31, 2005	239,500	$13.87	239,500	$14,403,000
June 1 - 30, 2005	—	—	—	—

1)	In April 2005, the Company completed the previously authorized $20.0 million stock repurchase program and commenced repurchases under a new $20.0 million stock repurchase program approved by the Company’s Board of Directors in March 2005

2)	During the second quarter of 2005, the Company purchased 456,400 shares of its common stock at an average price of $13.81.

3)	In March 2005, the Company’s Board of Directors authorized the repurchase of $20 million of the Company’s common stock to occur from time to time as market conditions warrant.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The matters voted on at the 2005 Annual Meeting of Shareholders of the Company held on June 3, 2005 and the results were as follows:
(1)	To elect six directors to serve as such until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	For	Withheld
Director #1 – Jim Jannard	64,809,018	161,912
Director #2 – Link Newcomb	64,722,274	248,656
Director #3 – Tom Davin	64,858,235	112,695
Director #4 – Mary George	64,695,170	275,760
Director #5 – Mike Puntoriero	64,857,049	113,881
Director #6 – Greg Trojan	64,916,668	54,262
(2)	To ratify the selection of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2005.

For	Against	Abstain
64,680,706	279,866	10,360
Item 5. Other Information
     None

Item 6. Exhibits
     The following exhibits are included herein:

3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Reciprocal Exclusive Dealing Agreement, entered into effective March 12, 2005 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidentiality treatment)

10.2 (4)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Greg Trojan

10.3 (4)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Colombe Nicholas

31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. dated June 5, 1995 (File No. 33-93080).

(2)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

(3)	Previously filed with the Annual Report Form 10-K of Oakley, Inc. for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.

August 9, 2005	/s/ Jim Jannard

Jim Jannard
Chief Executive Officer

August 9, 2005	/s/ Link Newcomb

Link Newcomb
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Reciprocal Exclusive Dealing Agreement, entered into effective March 12, 2005 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidentiality treatment)

10.2 (4)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Greg Trojan

10.3 (4)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Colombe Nicholas

31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. dated June 5, 1995 (File No. 33-93080).

(2)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

(3)	Previously filed with the Annual Report Form 10-K of Oakley, Inc. for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(4)	Filed herewith.