Form 10-Q
period 2005-09-30
OAKLEY INC
filed 2005-11-09
CIK 946356

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 per Share	69,125,246 Shares

(Class)	(Outstanding on November 4, 2005)

Oakley, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,971	$51,738
Accounts receivable, less allowances of $8,666 (2005) and $11,045 (2004)	104,503	102,817
Inventories, net (Note 3)	127,955	115,061
Other receivables	5,231	3,992
Deferred income taxes	10,143	10,202
Prepaid expenses and other assets	11,967	9,141

Total current assets	328,770	292,951

Property and equipment, net	154,249	152,993
Deposits	2,279	1,828
Deferred income taxes	903	1,027
Goodwill	27,408	25,699
Other assets	6,124	6,379

TOTAL ASSETS	$519,733	$480,877

CURRENT LIABILITIES:
Line of credit (Note 7)	$14,383	$17,541
Accounts payable	23,537	32,838
Accrued expenses and other current liabilities (Note 5)	34,903	39,583
Accrued warranty (Note 6)	3,029	3,107
Dividend payable	11,068	—
Income taxes payable	627	2,406
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	89,566	97,494

Deferred income taxes	10,775	6,684
Other long-term liabilities	202	—
Long-term debt, net of current portion (Note 7)	9,584	10,688

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 69,174,000 (2005) and 68,077,000 (2004) issued and outstanding	687	678
Additional paid-in capital	38,572	30,042
Retained earnings	359,888	328,312
Accumulated other comprehensive income (Note 11)	10,459	6,979

Total shareholders’ equity	409,606	366,011

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$519,733	$480,877

See accompanying Notes to Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$173,447	$150,044	$485,716	$432,506
Cost of goods sold	80,668	66,709	213,908	192,875

Gross profit	92,779	83,335	271,808	239,631

Operating expenses:
Research and development	4,229	4,247	12,817	11,816
Selling	43,821	41,160	128,894	118,123
Shipping and warehousing	4,459	4,232	13,128	12,864
General and administrative	17,734	16,222	53,608	48,170

Total operating expenses	70,243	65,861	208,447	190,973

Operating income	22,536	17,474	63,361	48,658

Interest (income) expense, net	(144)	242	(120)	841

Income before provision for income taxes	22,680	17,232	63,481	47,817
Provision for income taxes	7,711	5,859	20,837	16,258

Net income	$14,969	$11,373	$42,644	$31,559

Basic net income per common share	$0.22	$0.17	$0.63	$0.46

Basic weighted average common shares	68,389,000	68,184,000	67,915,000	68,070,000

Diluted net income per common share	$0.22	$0.17	$0.62	$0.46

Diluted weighted average common shares	69,564,000	68,558,000	68,984,000	68,912,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$14,969	$11,373	$42,644	$31,559
Other comprehensive income:
Net unrealized gain on derivative instruments, net of tax	1,102	456	7,301	4,659
Foreign currency translation adjustment	983	1,620	(3,821)	(374)

Other comprehensive income	2,085	2,076	3,480	4,285

Comprehensive income	$17,054	$13,449	$46,124	$35,844

See accompanying Notes to Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,644	$31,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,981	23,777
Provision for bad debt expense	1,701	1,168
Compensatory stock options and restricted stock expense	1,032	635
Loss on disposition of equipment	449	292
Deferred income taxes, net	(52)	1,137
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(6,154)	(16,575)
Inventories	(15,668)	(17,451)
Other receivables	(1,328)	405
Prepaid expenses and other	(689)	(128)
Deposits	(561)	362
Accounts payable	(9,001)	(7,655)
Accrued expenses and other current liabilities	5,688	6,604
Accrued warranty	(53)	(100)
Income taxes payable	(1,770)	(1,181)

Net cash provided by operating activities	40,219	22,849
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(27,078)	(20,327)
Proceeds from sale of property and equipment	1,085	279
Acquisitions of businesses	(1,929)	—
Other assets	(787)	(1,436)

Net cash used in investing activities	(28,709)	(21,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	2,597	4,286
Repayments of bank borrowings	(5,523)	(1,670)
Net proceeds from exercise of stock options	18,541	3,089
Repurchase of common shares	(11,035)	(5,923)

Net cash provided by (used in) financing activities	4,580	(218)
Effect of exchange rate changes on cash	1,143	585

Net increase in cash and cash equivalents	17,233	1,732
Cash and cash equivalents, beginning of period	51,738	49,211

Cash and cash equivalents, end of period	$68,971	$50,943

Supplemental disclosure of non-cash transactions:
During the quarter ended September 30, 2005, the Company declared and accrued a regular annual cash dividend of $0.16 per share payable to shareholders of record as of the close of business on October 14, 2005.	$11,068	$—

During the quarter ended September 30, 2004, the Company declared and accrued a regular annual cash dividend of $0.15 per share payable to shareholders of record as of the close of business on October 15, 2004.	$—	$10,208

See accompanying Notes to Condensed Consolidated Financial Statements

Oakley, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Basis of Presentation
The accompanying unaudited consolidated financial statements of Oakley, Inc. and its subsidiaries (“Oakley” or the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the condensed balance sheet as of September 30, 2005, the condensed consolidated statements of income, comprehensive income and cash flows for the three- and nine-month periods ended September 30, 2005 and 2004. The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock volatility	28.7%	37.1%	35.1%	36.1%
Risk-free interest rate	3.8%	3.4%	3.7%	3.0%
Expected dividend yield	0.9%	1.3%	1.1%	1.1%
Expected life of option	5.5 years	5.0 years	5.5 years	5.0 years

If the computed fair value of stock option awards during the three- and nine-months ended September 30, 2005 and 2004 had been amortized to expense over the vesting periods of the awards, net income would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$14,969	$11,373	$42,644	$31,559
Add: Stock based employee compensation expense as reported, net of tax effects	193	185	686	411
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(421)	(1,085)	(1,323)	(2,916)

Pro forma	$14,741	$10,473	$42,007	$29,054

Basic net income per share:
As reported	$0.22	$0.17	$0.63	$0.46
Pro forma	$0.22	$0.15	$0.62	$0.43

Diluted net income per share:
As reported	$0.22	$0.17	$0.62	$0.46
Pro forma	$0.21	$0.15	$0.61	$0.42
Note 3 – Inventories
Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$30,165	$29,219
Finished goods	97,790	85,842

	$127,955	$115,061

Note 4 – Goodwill and Intangible Assets
Under SFAS No. 142, goodwill and non-amortizing intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates that goodwill or intangible assets may be impaired. As of September 2005, no events have occurred that indicate that goodwill or non-amortizing intangible assets may be impaired.
Included in other assets in the accompanying condensed consolidated financial statements are the following amortizing intangible assets.

	As of September 30, 2005		As of December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Covenants not to compete	$4,320	$3,324	$4,290	$2,948
Distribution rights	3,567	2,150	3,567	1,921
Patents	4,196	2,316	4,108	2,032
Other identified intangible assets	923	484	1,604	379

Total	$13,006	$8,274	$13,569	$7,280

Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three- and nine-months ended September 30, 2005 was approximately $332,000 and $994,000, respectively, and is estimated to be, based on intangible assets at September 30, 2005, approximately $1,326,000 for fiscal 2005. Annual estimated amortization expense, based on the Company’s intangible assets at September 30, 2005, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2006	$1,269
Fiscal 2007	913
Fiscal 2008	806
Fiscal 2009	740
Fiscal 2010	517
Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
			(in thousands)
Balance, December 31, 2004	$1,574	$—	$15,128	$8,997	$25,699
Additions / adjustments:
Goodwill additions	—	—	—	1,771	1,771
Changes due to foreign exchange rates	—	—	(62)	—	(62)

Balance, September 30, 2005	$1,574	$—	$15,066	$10,768	$27,408

In April 2005, the Company acquired five optical retail locations from one seller through its Iacon, Inc. subsidiary. As part of this acquisition, the Company acquired certain intangible assets that are reflected above.

Note 5 – Accrued Expenses and Other Current Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Accrued employee compensation and benefits	$17,313	$15,689
Derivative contracts	158	9,354
Other liabilities	17,432	14,540

	$34,903	$39,583

At December 31, 2004, the value of the Company’s derivative contracts reflected a forecasted hedging loss of $9.4 million which the Company recorded as a liability on its balance sheets. Conversely, at September 30, 2005, the value of the Company’s derivative contracts, other than its interest rate swap agreement, reflected a forecasted hedging gain of $2.3 million which the Company recorded as an asset on its balance sheets.
Note 6 – Accrued Warranty
The Company provides the following limited warranties against manufacturer’s defects on its products when purchased from an authorized Oakley dealer:
•	Apparel and Accessories – 30 days from date of purchase;

•	Electronics – 90 days from date of purchase;

•	Eyewear (sunglasses and prescription) – 1 year from date of purchase;

•	Footwear – 90 days from date of purchase;

•	Goggles – 1 year from date of purchase; and

•	Watches – 1 year from date of purchase.
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
Warranty liability activity for the nine-months ended September 30 was as follows:

	2005	2004
	(in thousands)
Balance as of January 1,	$3,107	$2,921
Warranty claims and expenses	(2,626)	(2,802)
Provisions for warranty expense	2,573	2,702
Changes due to foreign currency translation	(25)	(4)

Balance as of September 30,	$3,029	$2,817

Note 7 – Financing Arrangements
Line of Credit – In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (4.82% at September 30, 2005) or the bank’s prime lending rate minus 0.25% (6.50% at September 30, 2005). At September 30, 2005, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 2005, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.74% to 6.18%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.69% to 10.50%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $25.3 million, of which $14.4 million was outstanding at September 30, 2005.
Long-Term Debt - The Company has a real estate term loan with an outstanding balance of $10.6 million at September 30, 2005, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (4.33% at September 30, 2005). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of September 30, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.2 million, recorded as a derivative liability on the Company’s balance sheet.
As of September 30, 2005, the Company also has a non-interest bearing note payable in the amount of $1.0 million, net of discount, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.
Note 8 – Commitments and Contingencies
Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets because historically the Company has incurred no liabilities in connection with such indemnities, commitments and guarantees.
Litigation – The Company is a party to various claims, complaints and litigation incidental to the Company’s business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse effect on the accompanying condensed consolidated financial statements.

Note 9 – Derivative Financial Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of the Company’s ten-year real estate term loan. As of September 30, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.2 million, recorded as a derivative liability on the Company’s balance sheet. At September 30, 2005, all of the Company’s derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $1.6 million of gains over the next twelve months. The Company has hedged forecasted transactions that are determined probable to occur before the end of the subsequent fiscal year.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three- and nine-months ended September 30, 2005, the Company recognized losses of $0.7 million, net of taxes, and $2.0 million, net of taxes, respectively, resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

The following is a summary of the foreign currency contracts outstanding by currency at September 30, 2005 (in thousands):

	U.S. Dollar		Fair Value
	Equivalent	Maturity	Gain (Loss)
Exchange Contracts:
Australian dollar	$6,842	Oct. 2005 - Dec. 2006	$(215)
British pound	23,359	Oct. 2005 - Dec. 2006	1,094
Canadian dollar	17,879	Oct. 2005 - Dec. 2006	(667)
Euro	33,394	Oct. 2005 - Dec. 2006	866
Japanese yen	19,742	Dec. 2005 - Dec. 2006	1,217
South African rand	1,574	Dec. 2005 - Mar. 2006	15

	$102,790		$2,310

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the condensed consolidated financial statements pursuant to the policy set forth above.
Note 10 – Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares vested and outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding, including nonvested restricted shares, and the dilutive effect of potential common shares outstanding. For the three-months ended September 30, 2005 and 2004, the diluted weighted average common shares outstanding included 1,175,000 and 374,000, respectively, of dilutive stock options and nonvested restricted shares. For the nine-months ended September 30, 2005 and 2004, the diluted weighted average common shares outstanding included 1,069,000 and 842,000, respectively, of dilutive stock options and nonvested restricted shares.
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
The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Unrealized gain/(loss) on foreign currency cash flow hedges, net of tax	$1,407	$(5,678)
Unrealized loss on interest rate swap, net of tax	(101)	(317)
Equity adjustment from foreign currency translation	9,153	12,974

	$10,459	$6,979

Note 12 – Segment Information
The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally, together with all direct consumer sales other than those through Company-owned U.S. retail store operations. The U.S. retail segment reflects the operations of the Company-owned specialty retail stores, including the operations of its Iacon, Inc. subsidiary, located throughout the United States and its territories and the Toronto, Canada store. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income for the Company’s wholesale operations include the Company’s product sales to its subsidiaries at transfer price and other intercompany corporate charges. Segment net sales and operating income for the Company’s U.S. retail operations include Oakley product sales to its Iacon, Inc. subsidiary at transfer price, and sales to the Company’s retail stores at cost. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.
Financial information for the Company’s reportable segments for the three- and nine-month periods is as follows:

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
		(in thousands)
Three months ended September 30, 2005
Net sales	$153,185	$27,453	$(7,191)	$173,447
Operating income	17,459	4,941	136	22,536
Identifiable assets	475,130	56,645	(12,042)	519,733
Acquisitions of property and equipment	5,623	3,462	—	9,085
Depreciation and amortization	7,010	1,017	—	8,027

Three months ended September 30, 2004
Net sales	$136,230	$18,797	$(4,983)	$150,044
Operating income	14,538	2,636	300	17,474
Identifiable assets	433,817	41,646	(11,105)	464,358
Acquisitions of property and equipment	6,759	1,428	—	8,187
Depreciation and amortization	7,131	758	—	7,889

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Nine months ended September 30, 2005
Net sales	$431,211	$71,440	$(16,935)	$485,716
Operating income	52,120	11,184	57	63,361
Identifiable assets	475,130	56,645	(12,042)	519,733
Acquisitions of property and equipment	19,336	7,742	—	27,078
Depreciation and amortization	21,166	2,815	—	23,981

Nine months ended September 30, 2004
Net sales	$393,307	$51,330	$(12,131)	$432,506
Operating income	42,763	5,743	152	48,658
Identifiable assets	433,817	41,646	(11,105)	464,358
Acquisitions of property and equipment	16,445	3,882	—	20,327
Depreciation and amortization	21,635	2,142	—	23,777

The following table sets forth sales for the three- and nine-month periods by segment:

			Total
	Wholesale	U.S. Retail	consolidated
		(in thousands)
Three months ended September 30, 2005
Sales to third parties	$145,994	$27,453	$173,447
Inter-segment revenue	7,191	—	7,191

Gross sales	153,185	27,453	180,638
Less: eliminations	(7,191)	—	(7,191)

Total consolidated net sales	$145,994	$27,453	$173,447

Three months ended September 30, 2004
Sales to third parties	$131,247	$18,797	$150,044
Inter-segment revenue	4,983	—	4,983

Gross sales	136,230	18,797	155,027
Less: eliminations	(4,983)	—	(4,983)

Total consolidated net sales	$131,247	$18,797	$150,044

			Total
	Wholesale	U.S. Retail	consolidated
		(in thousands)
Nine months ended September 30, 2005
Sales to third parties	$414,276	$71,440	$485,716
Inter-segment revenue	16,935	—	16,935

Gross sales	431,211	71,440	502,651
Less: eliminations	(16,935)	—	(16,935)

Total consolidated net sales	$414,276	$71,440	$485,716

Nine months ended September 30, 2004
Sales to third parties	$381,176	$51,330	$432,506
Inter-segment revenue	12,131	—	12,131

Gross sales	393,307	51,330	444,637
Less: eliminations	(12,131)	—	(12,131)

Total consolidated net sales	$381,176	$51,330	$432,506

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that companies recognize compensation cost related to share based payment transactions in their financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instruments and will be recognized over the period that an employee provides service (usually the vesting period) in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The impact on the Company’s net income will be the recognition of additional compensation expense of approximately $1.8 million annually, based on existing options currently outstanding at September 30, 2005, and is contingent upon the number of future options granted and other factors.
In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance on the implementation of SFAS No. 123 (see discussion above). SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of this Statement are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material impact on our reporting and disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.
Overview
Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include premium sunglasses, prescription eyewear, goggles, apparel and accessories, electronics, footwear and watches. The Company’s products are distributed in the United States through a base of accounts that fluctuates between 8,500 and 10,000 accounts, with 15,000 to 17,000 locations depending on seasonality of summer and winter products. Oakley’s store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow, skate and golf shops, and motorcycle, athletic footwear and sporting goods stores and department stores. At September 30, 2005, the Company also operated 44 Oakley retail stores in the United States and its territories that offer a full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass specialty retail chain headquartered in Scottsdale, Arizona that had 98 stores as of September 30, 2005. The Company also owns and operates six international Oakley stores and licenses nine additional international Oakley store locations.
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
Effective July 1, 2005, the Company executed an agreement with Tommy Rios, the Company’s former Executive Vice President, in which a company owned and operated by Mr. Rios will serve as the exclusive distributor in Mexico and Central America for the Company’s Mexican subsidiary. In connection with such transaction, Mr. Rios resigned as an officer and employee of the Company and its subsidiaries effective July 1, 2005 and served as a consultant to the Company through August 2005. The Company expects to incur costs totaling approximately $0.6 million related to this transaction, of which $0.4 million had been recognized during the first nine months of 2005.
The Company’s historical success is attributable, in part, to its introduction of products that are perceived to represent an improvement in performance over products available in the market. The Company’s future success will depend, in part, upon its continued ability to develop and introduce such innovative products, although there can be no assurance of the Company’s ability to do so. The consumer products industry is highly competitive and is subject to rapidly changing consumer demands and preferences. This may adversely affect companies that misjudge such preferences. The Company competes with numerous domestic and foreign designers, brands and manufacturers of premium sunglasses, prescription eyewear, goggles, apparel and accessories, electronics, footwear and watches, some of which have greater financial and marketing resources than the Company. The Company believes that in order to retain its market share, it must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service although there can be no assurance of the Company’s ability to do so.

In addition, the Company has experienced significant growth under several measurements that has placed, and could continue to place, a significant strain on its employees and operations. If management is unable to anticipate or manage growth effectively, the Company’s operating results could be materially adversely affected.
Critical Accounting Policies
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates. The Company believes that the following discussion addresses the Company’s most significant accounting policies, which aid in fully understanding and evaluating the Company’s reported financial results.
Revenue Recognition
The Company recognizes wholesale revenue when merchandise is shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of sale. Revenue from the Company’s retail store operations is recognized upon purchase by customers at the point of sale. The Company also licenses to third parties the rights to certain intellectual property and other proprietary information and recognizes royalty revenue when earned. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management’s expectations. The Company reduces revenue for end of season and other pricing allowances, rebates and similar measures that occur under sales programs. Sales agreements with dealers and distributors normally provide general payment terms of 30 to 150 days, depending on the product category and the customer. The Company’s standard sales agreements with its wholesale customers do not provide for any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company occasionally accepts other returns at its discretion. The Company records a provision for estimated future sales returns, pricing allowances and other claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates. In certain cases, in the electronics category, the Company sells eyewear components to a third party and subsequently purchases electronics finished goods from the same third party which contain such eyewear components. In such cases, the Company eliminates the original eyewear component sales transaction to the extent it purchases or plans to purchase such electronics finished goods from the same third party.
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of their current credit information. The Company regularly monitors its customers’ collections and payments and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same credit loss rates that have been experienced in the past. In addition, costs associated with customer markdowns are included as a reduction to both net sales and accounts receivable.

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

Warranties
The Company provides the following limited warranties against manufacturer’s defects on its products when purchased from an authorized Oakley dealer:
•	Apparel and Accessories – 30 days from date of purchase;
•	Electronics – 90 days from date of purchase;
•	Eyewear (sunglasses and prescription) – 1 year from date of purchase;
•	Footwear – 90 days from date of purchase;
•	Goggles – 1 year from date of purchase; and
•	Watches – 1 year from date of purchase.
The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period with proof of purchase from an authorized Oakley dealer. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product warranty rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.
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
The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At September 30, 2005, $3.5 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

Insurance Coverage
The Company is partially self-insured for its workers’ compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $2,265,000 for claims incurred during the current policy period. The Company records a liability for the actuarially estimated cost of claims both reported, and incurred but not reported based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as its actual experience dictates. A significant change in the number or dollar amount of claims or other actuarial assumptions could cause the Company to revise its estimate of potential losses and affect its reported results.
Foreign Currency Translation
The Company’s direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, New Zealand, South Africa and the United Kingdom purchase most of their finished goods in U.S. dollars and collect money at future dates in the customers’ local currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward and option contracts.
Certain Risks and Uncertainties
Vulnerability Due to Supplier Concentrations
In 2005, the Company executed a new exclusive agreement with a supplier that is the Company’s single source for the supply of uncoated lens blanks from which a majority of its sunglass lenses are cut. The agreement’s new terms are effective April 1, 2005 and replace the parties’ previous agreement. This new agreement gives the Company the exclusive right to purchase decentered sunglass lenses from the supplier in return for the Company’s agreement to fulfill the majority of its lens requirements from such supplier, subject to certain conditions. The Company has expanded its in-house lens blank production capabilities to manufacture some portion of its lenses directly if needed, which is permitted under the agreement as long as the Company continues to satisfy an annual minimum purchase amount. In the event of the loss of this supplier, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find and use a suitable alternative source and could have a material adverse impact on the Company’s business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner. If the Company were to lose the source for its lens blanks or other critical materials, it could have a materially adverse effect on the Company’s business.

Vulnerability Due to Customer Concentrations
Net sales to the retail group of Luxottica Group S.p.A (Luxottica), which include Sunglass Hut locations worldwide, were approximately 5.1%, and 3.6% of the Company’s net sales for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, net sales to Luxottica accounted for approximately 7.3% and 8.1% of the Company’s net sales, respectively. Luxottica is also one of the Company’s largest competitors in the sunglass and optical frame markets. In December 2004, the Company and Luxottica entered into a new commercial agreement that establishes the terms applicable for 2005 between the two companies. There can be no assurances as to the future of the relationship between the Company and Luxottica or as to the likelihood that a new contract beyond 2005 will be agreed to by the parties. Over the past several years, Luxottica has acquired certain customers of the Company which, in some cases, has adversely impacted the Company’s net sales to such customers. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company’s financial position or results of operations
Dependence on Key Personnel
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
Product Obsolescence and Changes in Fashion Trends
The premium sunglass, prescription eyewear, apparel and accessories, electronics, footwear, goggles and watch industries are characterized by constant product innovation due to changing consumer preferences. As a result, the Company believes its success depends in large part on its ability to continuously develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands. In addition, the electronics category is generally subject to short product life cycles because of newer generation products with additional innovations and more advanced technical specifications. As a result, sales of the Company’s products are subject to rebates, markdown allowances, price reductions and other customer considerations in the relevant distribution channels. If the Company fails to regularly and rapidly develop innovative products and update core products or if fashion trends shift away from the Company’s products, or if the Company otherwise misjudges the market for its product lines, the Company may be faced with a significant amount of unsold finished goods inventory and could adversely affect retail and consumer acceptance of the Company’s products, limit sales growth or other conditions which could have a material adverse effect on the Company.

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
Risks Relating to International Operations and Trade
Sales outside the United States accounted for approximately 47.4% and 49.3% of the Company’s net sales for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, net sales outside the United States were 47.6% and 48.7%, respectively. While the Company expects international sales to continue to account for a significant portion of its sales, there can be no assurance that the Company will be able to maintain or increase its international sales. The Company’s international operations and international commerce are influenced by many factors, including:
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

Pursuant to the World Trade Organization (WTO) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. In certain instances, the elimination of quotas affords the Company greater access to foreign markets; however, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and will not be cleared until after January 2006. Additionally, on June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel will be subject to restraints. Certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect the Company’s ability to import these products from China and make them available to sell. At this time, based on expected U.S. and EU actions and other mitigating factors, the Company believes that such safeguard measures will not have a material impact on its sales in the U.S. and EU. On a longer term basis, if necessary, the Company expects to adjust its sourcing and distribution and therefore believes that the aforementioned restraints and safeguard measures will not have a material impact on its sales and profitability. There can be no assurance that additional trade restrictions will not be imposed on the imports of the Company’s products in the future. Such actions could result in increases in the cost of its products generally and may adversely affect the Company’s results of operations. The Company continues to monitor the developments described above.
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
Control by Principal Shareholder
The Company’s current Chairman, Jim Jannard, beneficially owned a majority of the outstanding Common Stock of the Company at September 30, 2005. Consequently, Mr. Jannard has majority control of the Company and the ability to control the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have various effects, including but not limited to, delaying or preventing a change in control of the Company.

Possible Volatility of Stock Price
The market price for shares of the Company’s common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.
Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of the Company’s common stock include, but are not limited to:
•	receipt of substantial orders or order cancellations of products;
•	quality deficiencies in services or products;
•	international developments, such as technology mandates, political developments or changes in economic policies;
•	changes in recommendations of securities analysts;
•	shortfalls in the Company’s backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by the Company;
•	government regulations, including stock option accounting and tax regulations;
•	energy blackouts;
•	acts of terrorism and war;
•	widespread illness;
•	proprietary rights or product or patent litigation;
•	strategic transactions, such as acquisitions and divestitures;
•	rumors or allegations regarding the Company’s financial disclosures or practices; or
•	earthquakes or other natural disasters concentrated in Southern California where a significant portion of the Company’s operations are based.
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
Impact of Potential Future Strategic Transactions
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

Results of Operations
Three Months Ended September 30, 2005 and 2004
Net sales
Net sales increased to $173.4 million for the three months ended September 30, 2005 from $150.0 million for the three months ended September 30, 2004, an increase of $23.4 million, or 15.6%. Gross sales were $185.3 million in the third quarter of 2005 compared to $155.8 million for the comparable 2004 period.
Gross sunglass sales increased 12.7%, or $9.0 million, to $79.7 million for the three months ended September 30, 2005 from $70.7 million for the three months ended September 30, 2004. Sunglass unit shipments increased 15.4% due to strong sales of new sunglass styles partially offset by sales declines in older sunglass styles. The average selling price decreased 2.3% due in part to greater sales of new sunglass introductions at a slightly lower average price. The increase in gross sunglass sales was driven by strong sales from newly introduced sunglasses, such as CROSSHAIR™, GASCAN™ and BOTTLECAP™, offset by declines in older sunglass styles.
Gross sales from the Company’s newer product categories, comprised of apparel and accessories, prescription eyewear, electronics, footwear and watches, increased 30.6%, or $16.6 million, to $70.8 million for the third quarter of 2005 from $54.2 million for the comparable 2004 period. As a percentage of gross sales, the newer product categories accounted for 38.2% of total gross sales for the third quarter of 2005 compared to 34.8% for the third quarter of 2004. The sales growth was driven by the release of RAZRWIRE™ in the electronics category and increases in sales of the Company’s apparel and accessories lines.
The Company’s U.S. net sales, excluding retail store operations, increased 11.7%, or $6.7 million, to $63.9 million for the three months ended September 30, 2005, compared to $57.2 million for the three months ended September 30, 2004. U.S. net sales, excluding retail operations, reflect a 6.9%, or $3.8 million, increase in net sales to the Company’s broad specialty store account base and other domestic sales in addition to an 83.1% increase in net sales to the Company’s largest U.S. customer, Sunglass Hut, and its affiliates. Net sales to Sunglass Hut increased by $2.9 million to $6.4 million for the three months ended September 30, 2005 from $3.5 million for the three months ended September 30, 2004, due in part to more normalized inventory levels at Sunglass Hut during the 2005 period.
Net sales from the Company’s retail store operations increased 46.3% to $27.5 million for the three months ended September 30, 2005, compared to $18.8 million for the three months ended September 30, 2004. Net sales from the Company’s retail stores reflect strong double digit increases in comparable store sales (stores open at least twelve months) for both Oakley and Iacon retail stores. Additionally, during the third quarter of 2005, the Company opened five new Oakley stores bringing the total to 44 Oakley stores at September 30, 2005 and opened seven new Iacon stores bringing the total to 98 Iacon stores at September 30, 2005, compared to 32 Oakley stores and 80 Iacon stores at September 30, 2004.

During the three months ended September 30, 2005, the Company’s international net sales increased 11.0%, or $8.1 million, to $82.1 million from $74.0 million for the comparable 2004 period with the weaker U.S. dollar accounting for 2.4 percentage points, or $1.8 million, of this increase. All of the Company’s international operations, except for South Africa, experienced positive growth led by strong double digit growth in Asia, Latin America and South Pacific and a slight increase in sales in Europe, where the Company continued to face a weak retail environment in certain countries and a continuing loss of market share in sunglasses. Additionally, the Company owns and operates six international Oakley stores and licenses nine international Oakley store locations. The growth in international net sales was primarily attributable to strong sales of the Company’s apparel and accessories lines and the addition of the electronics category.
Gross profit
Gross profit increased to $92.8 million, or 53.5% of net sales, for the three months ended September 30, 2005 from $83.3 million, or 55.5% of net sales, for the three months ended September 30, 2004, an increase of $9.5 million, or 11.3%. The decrease in gross profit as a percentage of net sales was due to greater sales of close-out products, higher discounts and markdowns, including markdowns associated with the Company’s new electronics category, increased inventory reserves and a greater mix of newer category products that carry lower gross margins. These decreases were partially offset by slightly higher sunglass and goggle margins, the recognition of an exchange gain from the repayment of a loan by the Company’s Brazilian subsidiary and a more favorable foreign currency hedging program.
Operating expenses
Operating expenses for the three months ended September 30, 2005 increased to $70.2 million from $65.9 million for the three months ended September 30, 2004, an increase of $4.3 million, or 6.7%. As a percentage of net sales, operating expenses decreased to 40.5% of net sales for the three months ended September 30, 2005 compared to 43.9% of net sales for the comparable period in 2004 due to leverage on higher sales, the Company’s cost control efforts and a significant number of unfilled positions for personnel in 2005. The largest contributors to the increase in operating expenses were expenses associated with higher operating expenses related to the Company’s expanded retail store operations, increased sales volumes and higher foreign operating expenses resulting from a weaker U.S. dollar. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $0.6 million, or 14.0%, of the increase. Operating expenses included $8.0 million of expenses for the Company’s retail store operations, an increase of $2.1 million from $5.9 million for the three months ended September 30, 2004. The increase in retail store operating expenses is primarily due to the greater number of stores at September 30, 2005 compared to the number of stores at September 30, 2004.
Research and development expenses remained at $4.2 million for the three months ended September 30, 2005, consistent with the comparable period in 2004. As a percentage of net sales, research and development expenses were 2.4% of net sales for the three months ended September 30, 2005, compared to 2.8% of net sales for the three months ended September 30, 2004.

Selling expenses increased $2.6 million to $43.8 million, or 25.3% of net sales, for the three months ended September 30, 2005 from $41.2 million, or 27.4% of net sales, for the three months ended September 30, 2004. Higher retail selling expenses, primarily due to increased store count, contributed $1.9 million, or 73.1%, to this increase with the weakening of the U.S. dollar contributing $0.4 million, or 15.4%, to this increase. Excluding retail store operations, additional expenses contributing to the increase in selling expenses were $0.9 million for increased advertising and other marketing expenses and $0.5 million for increased sports marketing expense, offset by $0.5 million in lower warranty expenses and decreases of $0.5 million in displays and display depreciation expense.
Shipping and warehousing expenses increased $0.3 million to $4.5 million for the three months ended September 30, 2005 from $4.2 million for the three months ended September 30, 2004. As a percentage of net sales, shipping expenses decreased to 2.6% of net sales for 2005 compared to 2.8% for 2004 due to the Company’s cost control efforts and leverage on higher sales.
General and administrative expenses increased $1.5 million to $17.7 million, or 10.2% of net sales, for the three months ended September 30, 2005, from $16.2 million, or 10.8% of net sales, for the three months ended September 30, 2004. Approximately $0.2 million, or 13.3%, of the increase was attributable to the weakening of the U.S. dollar and $0.2 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, expenses contributing to the increase in general and administrative expenses were $1.2 million in greater personnel and related benefit costs, including temporary help, recruiting and restricted stock compensation expense, $0.2 million in bad debt expense, $0.2 million in professional fees and $0.2 million for bank charges, partially offset by an $0.8 million reduction in the Company’s flight department expenses during the three-month period resulting from a significant expense reimbursement recorded in the quarter ended September 30, 2005 from the Company’s Chairman for personal use of aircraft used by the Company during 2005.
There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $22.5 million, or 13.0% of net sales, for the three months ended September 30, 2005 from $17.5 million, or 11.6% of net sales, for the comparable period in 2004, an increase of $5.0 million, or 29.0%, due to the various factors discussed above.
Interest income/expense, net
The Company recorded net interest income of $0.1 million for the three months ended September 30, 2005 compared to interest expense of $0.2 million for the three months ended September 30, 2004. In the first quarter of 2005, the Company began charging interest to its U.S. customers with past due receivable balances resulting in lower net interest expense for the Company. The interest income charged to customers, together with interest income on the Company’s cash balances, more than offset the Company’s interest expense paid on its outstanding working capital debt, its term loan and interest rate swap agreement for the three months ended September 30, 2005.

Income taxes
The Company recorded a provision for income taxes of $7.7 million for the three months ended September 30, 2005, compared to $5.9 million for the three months ended September 30, 2004. This increase in absolute dollars is due to the higher operating income earned in 2005. The Company’s effective tax rate for the three months ended September 30, 2005 and 2004 was 34%. The Company expects the tax rate on current year income for the remainder of 2005 to be approximately 34%.
Net income
The Company’s net income increased to $15.0 million, or 8.6% of net sales, for the three months ended September 30, 2005 from $11.4 million, or 7.6% of net sales, for the three months ended September 30, 2004, an increase of $3.6 million or 31.6% due to higher net sales and on improved operating expense ratio.
Nine Months Ended September 30, 2005 and 2004
Net sales
Net sales increased to $485.7 million for the nine months ended September 30, 2005 from $432.5 million for the nine months ended September 30, 2004, an increase of $53.2 million, or 12.3%. Gross sales were $521.1 million in the first nine months of 2005 compared to $459.0 million for the comparable 2004 period.
Gross sunglass sales increased 6.2%, or $15.2 million, to $260.1 million for the nine months ended September 30, 2005 from $244.9 million for the nine months ended September 30, 2004. Sunglass unit shipments increased 5.3% due to the introduction of new sunglass styles and increased sales of combat eyewear to the U.S. military, partially offset by declines in some of the Company’s more mature sunglasses. The average selling price was relatively flat in 2005 compared to 2004, with greater sales of new sunglass introductions at a slightly lower average price offset by an increasing share of sales from retail store operations. The increase in gross sunglass sales was driven by strong sales from newly introduced sunglasses, such as CROSSHAIR™, WHISKER™ and BOTTLECAP™, partially offset by declines in older sunglass styles.
Gross sales from the Company’s newer product categories, comprised of apparel and accessories, prescription eyewear, electronics, footwear and watches, increased 23.9%, or $34.9 million, to $181.3 million for the nine months ended September 30, 2005 from $146.4 million for the comparable 2004 period. As a percentage of gross sales, the newer product categories accounted for 34.8% of total gross sales for the nine months ended September 30, 2005 compared to 31.9% for the nine months ended September 30, 2004. The sales growth was driven by the sales of the Company’s new electronics products introduced during the fourth quarter of 2004, together with increases in the Company’s apparel and accessories lines, partially offset by declines in footwear and watch sales.
The Company’s U.S. net sales, excluding retail store operations, increased 7.6% to $183.3 million for the nine months ended September 30, 2005, compared to $170.4 million for the nine months ended September 30, 2004 as a result of an 8.7%, or $12.4 million, increase in net sales to the Company’s broad specialty store account base and other domestic sales. Net sales to Sunglass Hut increased slightly by $0.5 million, or 1.2%, to $28.0 million for the nine months ended September 30, 2005 from $27.5 million for the comparable 2004 period.

Net sales from the Company’s retail store operations increased 39.2% to $71.4 million for the nine months ended September 30, 2005, compared to $51.3 million for the nine months ended September 30, 2004. Net sales from the Company’s retail stores reflect strong double digit increases in comparable store sales (stores open at least twelve months) for both Oakley and Iacon retail stores. Additionally, during the first nine months of 2005, the Company opened eight new Oakley stores and 17 new Iacon stores, including five retail locations acquired by Iacon from one seller in April 2005. At September 30, 2005, the Company operated 44 Oakley stores and 98 Iacon stores compared to 32 Oakley Stores and 80 Iacon stores at September 30, 2004. These store openings also contributed to the increase in net sales from the Company’s retail store operations.
During the nine months ended September 30, 2005, the Company’s international net sales increased 9.6%, or $20.3 million, to $231.0 million from $210.7 million for the comparable 2004 period with the weaker U.S. dollar accounting for 3.7 percentage points, or $7.7 million, of this increase. The Company experienced strong net sales growth in Latin America, Japan and the rest of Asia, Canada and South Pacific and more modest growth in South Africa, partially offset by a slight sales decline in Europe, where the Company continued to face a weak retail environment in certain countries and a continuing loss of market share in sunglasses. Additionally, the Company owns and operates six international Oakley stores and licenses nine international Oakley store locations. These increases were fueled by the international launch of the Company’s electronics products and growth in apparel and accessories sales during the nine months.
Gross profit
Gross profit increased to $271.8 million, or 56.0% of net sales, for the nine months ended September 30, 2005 from $239.6 million, or 55.4% of net sales, for the nine months ended September 30, 2004, an increase of $32.2 million, or 13.4%. The modest increase in gross profit as a percentage of net sales was due to the mix benefit from slightly higher sunglass, prescription eyewear and goggle margins and the positive effect of a weaker U.S. dollar. These positive factors were partially offset by greater sales of close-out products, higher discounts and markdowns, increased inventory reserves, a greater mix of newer category products that carry lower gross margins and the increased contribution from the Company’s retail stores, which have slightly lower gross margins with the inclusion of occupancy costs.
Operating expenses
Operating expenses for the nine months ended September 30, 2005 increased to $208.4 million from $191.0 million for the nine months ended September 30, 2004, an increase of $17.4 million, or 9.1%. As a percentage of net sales, operating expenses declined to 42.9% of net sales for the nine months ended September 30, 2005 from 44.2% in the comparable period in 2004. The largest contributors to the increase in operating expenses in absolute dollars were expenses associated with increased sales volumes, higher operating expenses related to the Company’s expanded retail store operations and higher foreign operating expenses resulting from a weaker U.S. dollar. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $3.0 million, or 18.3%, of the increase. Operating expenses included $21.6 million of expenses for the Company’s retail store operations, an increase of $4.9 million from $16.7 million for the nine months ended September 30, 2004. The increase in retail store operating expenses is primarily due to the greater number of stores at September 30, 2005 compared to the number of stores at September 30, 2004.

Research and development expenses increased $1.0 million to $12.8 million for the nine months ended September 30, 2005 compared to $11.8 million for the comparable 2004 period. As a percentage of net sales, research and development expenses were 2.6% of net sales for the nine months ended September 30, 2005, compared to 2.7% of net sales for the nine months ended September 30, 2004. Expenses contributing to the increase in design expenses were $0.7 million for design personnel and related benefit costs and $0.5 million for increased product design expenses, including expenses associated with the Company’s electronics product development.
Selling expenses increased $10.8 million to $128.9 million for the nine months ended September 30, 2005 from $118.1 million for the nine months ended September 30, 2004. As a percentage of net sales, selling expenses were 26.5% of net sales for the nine months ended September 30, 2005 compared to 27.3% for the comparable period in 2004. Increased retail selling expense contributed $4.2 million, or 38.9%, of this increase and the weakening of the U.S. dollar contributed $2.0 million, or 18.5%. Excluding retail store operations, expenses contributing to the increase in selling expenses were $1.6 million in increased sales personnel and related benefit costs, $1.6 million for increased sports marketing expenses and $1.5 million for increased advertising and other marketing expenses, both increases associated with the Company’s strategy to promote the Oakley brand, together with $0.7 million for sales commissions and $0.6 million for increased sales promotion expenses.
Shipping and warehousing expenses increased $0.2 million to $13.1 million for the nine months ended September 30, 2005 from $12.9 million for the nine months ended September 30, 2004. As a percentage of net sales, shipping expenses decreased to 2.7% of net sales for 2005 compared to 3.0% for 2004 due to the Company’s cost control efforts and leverage on higher sales.
General and administrative expenses increased $5.4 million to $53.6 million, or 11.0% of net sales, for the nine months ended September 30, 2005, from $48.2 million, or 11.1% of net sales, for the nine months ended September 30, 2004. Approximately $0.7 million, or 13.0%, of the increase was attributable to the weakening of the U.S. dollar and $0.7 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, expenses contributing to the increase in general and administrative expenses were $3.8 million in greater personnel and related benefit costs, including temporary help, recruiting and restricted stock expense and $0.9 million in variable expenses such as bad debts and bank charges and $0.4 million for increased professional fees, partially offset by a $0.7 million reduction in the Company’s flight department expenses during the nine-month period resulting from a significant expense reimbursement recorded in the quarter ended September 30, 2005 from the Company’s Chairman for personal use of aircraft used by the Company during 2005.
There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $63.4 million, or 13.0% of net sales, for the nine months ended September 30, 2005 from $48.7 million, or 11.3% of net sales for the comparable period in 2004, an increase of $14.7 million, or 30.2%, due to the various factors discussed above.

Interest income/expense, net
The Company recorded net interest income of $0.1 million for the nine months ended September 30, 2005 compared to net interest expense of $0.8 million for the nine months ended September 30, 2004. In the first quarter of 2005, the Company began charging interest to its U.S. customers with past due receivable balances. The interest income charged to customers, together with interest income on the Company’s cash balances, partially offset the Company’s interest expense paid on its outstanding working capital debt, its term loan and interest rate swap agreement for the nine months ended September 30, 2005.
Income taxes
The Company recorded a provision for income taxes of $20.8 million for the nine months ended September 30, 2005, compared to $16.3 million for the nine months ended September 30, 2004. This increase in absolute dollars is due to the higher operating income earned in 2005. The Company’s effective tax rate for the nine months ended September 30, 2005 was 32.8% compared to 34% for the comparable prior year period. The 2005 lower tax rate reflects the benefit of an income tax refund received in the second quarter of 2005 of approximately $0.75 million related to amended prior period California state income tax returns. The Company expects the tax rate on current year income for the remainder of 2005 to be approximately 34%.
During 2004, the Company was under audit by the Internal Revenue Service (IRS) for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly-owned foreign subsidiaries, Oakley UK and Oakley Europe. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company is currently contesting this adjustment with the IRS. Based on advice from its outside legal and tax experts, management believes that Oakley’s tax position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. In the event that the Company does not ultimately prevail under protest, management expects that the adjustment should not have a material impact on the Company’s financial results because the Company has insurance in place that it believes will cover such adjustment and any associated expenses. Accordingly, the Company has not provided any amounts in its financial statements for the ultimate resolution of this matter.
Net income
The Company’s net income increased to $42.6 million, or 8.8% of net sales, for the nine months ended September 30, 2005 from $31.6 million, or 7.3% of net sales, for the nine months ended September 30, 2004, an increase of $11.0 million or 35.1% due to higher net sales, improved gross margins and the Company’s management of its expenses.

Liquidity and Capital Resources
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $40.2 million for the nine months ended September 30, 2005 compared to cash provided by operating activities of $22.8 million for the comparable period in 2004. This increase was the result of higher net income during the 2005 period, together with slower growth in the Company’s working capital in 2005 compared to the 2004 period. At September 30, 2005, working capital was $239.2 million compared to $183.2 million at September 30, 2004, a 30.7% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $104.5 million at September 30, 2005 compared to $102.8 million at December 31, 2004 and $93.0 million at September 30, 2004, with accounts receivable days outstanding at September 30, 2005 of 55 compared to 57 at September 30, 2004. Inventories increased to $128.0 million at September 30, 2005 compared to $115.1 million at December 31, 2004 and $115.6 million at September 30, 2004. This increase reflects greater inventory levels in apparel and accessories, higher goggle inventory levels to support the upcoming winter season, the increase of electronics inventory to support growth and greater inventories for the expanded Company-owned retail store operations. Inventory turns were 2.5 at September 30 2005, compared to 2.5 at December 31, 2004 and 2.3 at September 30, 2004.
Capital Expenditures
Capital expenditures for the three- and nine-months ended September 30, 2005 were $9.1 million and $27.1 million, respectively, which included $3.3 million and $7.7 million, respectively, for retail store operations. As of September 30, 2005, the Company had commitments of approximately $0.8 million for future capital expenditures. For 2005, management expects total capital expenditures to be approximately $34 million.
Stock Repurchase
During the third quarter of 2005, the Company did not purchase shares of its common stock. As of September 30, 2005, approximately $14.4 million remains available for repurchases under the current authorization with total common shares outstanding of 69,174,000. The Company intends to continue to remain active with its share repurchase program should the right market conditions exist.
Cash Dividend
On September 29, 2005, the Company announced that its Board of Directors had declared the Company’s regular annual cash dividend of $0.16 per share, an increase of $0.01 per share over the Company’s dividend of $0.15 per share declared during the same 2004 period. The $0.16 per share dividend, totaling $11.1 million, was paid on October 28, 2005 to shareholders of record as of the close of business on October 14, 2005. Any future dividends are at the discretion, and subject to the approval, of the Company’s Board of Directors.
Credit Facilities
In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in August 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (4.82% at September 30, 2005) or the bank’s prime lending rate minus 0.25% (6.50% at September 30, 2005). At September 30, 2005, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At September 30, 2005, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.74% to 6.18%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.69% to 10.50%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $25.3 million, of which $14.4 million was outstanding at September 30, 2005.
The Company has a real estate term loan with an outstanding balance of $10.6 million at September 30, 2005, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (4.33% at September 30, 2005). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of September 30, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.2 million, recorded as a derivative liability on the Company’s balance sheet.
Note Payable
As of September 30, 2005, the Company also has a non-interest bearing note payable in the amount of $1.0 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.
Contractual Obligations and Commitments
The following table gives additional guidance related to the Company’s future obligations and commitments as of September 30, 2005:

		Less than	Jan 1, 2006-	Jan 1, 2008-
	Total	1 year	Dec 31, 2007	Dec 31, 2009	Jan 1, 2010 +
		(dollars in thousands)
Lines of credit	$14,383	$14,383	$—	$—	$—
Long-term debt	10,630	380	10,250	—	—
Interest payable on contractual obligations	1,228	168	1,060	—	—
Note payable	1,000	500	500	—	—
Letters of credit	1,874	1,874	—	—	—
Operating leases	138,469	5,312	40,940	33,847	58,370
Endorsement contracts	8,406	1,206	7,182	18	—
Capital expenditure purchase commitments	785	593	192	—	—

	$176,775	$24,416	$60,124	$33,865	$58,370

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
Backlog
Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At September 30, 2005, the Company had a backlog of $70.8 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $13.3 million, compared to a backlog of $83.6 million, including backorders of $14.8 million, at September 30, 2004. The decrease in backlog reflects lower electronics orders relative to last year’s OAKLEY THUMP™ launch, lower footwear, apparel and accessories orders for spring 2006, and a shift in the time of receipt of Sunglass Hut’s holiday orders from September last year to October this year, partially offset by higher goggle orders.
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
Reconciliation of Gross Sales to Net Sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Gross Sales	$185,309	$155,824	$521,060	$459,028
Discounts and returns	11,862	5,780	35,344	26,522

Net sales	$173,447	$150,044	$485,716	$432,506

Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements as defined in Regulation S-K 303(a) (4) (ii).

Forward-Looking Statements
This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the sale of new product introductions in the Company’s electronics category; the Company’s ability to maintain approved vendor status and continue to receive product orders from the U.S. military; the Company’s ability to integrate and operate acquisitions; the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica Group S.p.A, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand and grow its distribution channels and its own retail operations; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions could continue to reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; terrorist acts, or the threat thereof, could adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate licensing arrangements without adversely affecting operations and the success of such initiatives; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters; the Company’s ability to identify and successfully execute cost control initiatives; the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products and other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2004 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this press release. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Foreign currency - The Company’s direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, New Zealand, South Africa and the United Kingdom collect money at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. All of the Company’s derivatives were designated and qualified as cash flow hedges at September 30, 2005.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company only enters into derivative instruments that qualify as cash flow hedges as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For all instruments qualifying as highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. The following is a summary of the foreign exchange contracts by currency at September 30, 2005 (in thousands):

	U.S. Dollar		Fair Value
	Equivalent	Maturity	Gain (Loss)
Exchange Contracts:
Australian dollar	$6,842	Oct. 2005 - Dec. 2006	$(215)
British pound	23,359	Oct. 2005 - Dec. 2006	1,094
Canadian dollar	17,879	Oct. 2005 - Dec. 2006	(667)
Euro	33,394	Oct. 2005 - Dec. 2006	866
Japanese yen	19,742	Dec. 2005 - Dec. 2006	1,217
South African rand	1,574	Dec. 2005 - Mar. 2006	15

	$102,790		$2,310

The Company is exposed to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At September 30, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the condensed consolidated financial statements pursuant to the policy set forth above.
Interest Rates – The Company’s principal line of credit, with no outstanding balance at September 30, 2005, bears interest at the Eurodollar Rate (LIBOR) plus 0.75% or the bank’s prime lending rate minus 0.25%. Based on the weighted average interest rate of 6.00% on the line of credit during the nine months ended September 30, 2005, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, net income would be reduced by approximately $4,000 per year.
The Company’s long-term real estate loan, with a balance of $10.6 million outstanding at September 30, 2005, bears interest at LIBOR plus 1.0%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company’s risk of fluctuations in the variable rate of this long-term debt. As of September 30, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.2 million, recorded as a derivative liability on the Company’s balance sheet.

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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits
     The following exhibits are included herein:

3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Employment Agreement, dated as of September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.2 (5)	First Amendment to Aircraft Lease Agreement, made as of September 23, 2005, between Oakley, Inc. and N2T, Inc.

10.3 (6)	Indemnification Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.4 (6)	Indemnification Agreement, dated September 26, 2005, between Oakley, Inc. and Frits van Paasschen

31.1 (6)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (6)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (6)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. dated June 5, 1995 (File No. 33-93080).

(2)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

(3)	Previously filed with the Annual Report Form 10-K of Oakley, Inc. for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(4)	Previously filed with the Form 8-K of Oakley, Inc. filed with the Securities and Exchange Commission on September 19, 2005.

(5)	Previously filed with the Form 8-K of Oakley, Inc. filed with the Securities and Exchange Commission on September 23, 2005.

(6)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.

November 9, 2005	/s/ D. Scott Olivet
D. Scott Olivet
Chief Executive Officer

November 9, 2005	/s/ Richard Shields
Richard Shields
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Employment Agreement, dated as of September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.2 (5)	First Amendment to Aircraft Lease Agreement, made as of September 23, 2005, between Oakley, Inc. and N2T, Inc.

10.3 (6)	Indemnification Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.4 (6)	Indemnification Agreement, dated September 26, 2005, between Oakley, Inc. and Frits van Paasschen

31.1 (6)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (6)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (6)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. dated June 5, 1995 (File No. 33-93080).

(2)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

(3)	Previously filed with the Annual Report Form 10-K of Oakley, Inc. for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(4)	Previously filed with the Form 8-K of Oakley, Inc. filed with the Securities and Exchange Commission on September 19, 2005.

(5)	Previously filed with the Form 8-K of Oakley, Inc. filed with the Securities and Exchange Commission on September 23, 2005.

(6)	Filed herewith.