Form 10-K/A
period 2004-12-31
OAKLEY INC
filed 2006-03-31
CIK 946356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Aggregate market value of the Registrants common stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on the New York Stock Exchange on June 30, 2004: $330,818,528
     Number of shares of common stock, $0.01 par value, outstanding as of the close of business on March 9, 2005: 67,896,247 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2005 Annual Shareholders Meeting are incorporated by reference into Part III herein.

EXPLANATORY NOTE
Oakley, Inc. (the “Company” or “Oakley”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005 to amend and restate its consolidated financial statements and selected financial data for the years 2004, 2003 and 2002 and selected financial data for the years 2001 and 2000 with respect to accounting for certain derivative transactions. This restatement is a result of management’s determination that its foreign currency hedging activities lacked sufficient documentation and therefore did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). While the impact of this restatement will change net income within the various periods covered, cumulative impact on net income over the life of each derivative instrument is the same under both the fair value (restated) and previous (hedge) accounting treatments.
The Company has also determined that a control deficiency related to this restatement constituted a material weakness in its internal control over financial reporting as of December 31, 2004. The Company is in the process of implementing procedures to ensure that documentation of its future hedging activities will be adequate to qualify for hedge accounting under SFAS 133.
The primary effect of the restatements will be a change in the accounting classification of the Company’s foreign currency derivative instruments. Under the prior accounting classification, these instruments were considered cash flow hedges that qualified for hedge accounting treatment and therefore any increases or decreases in the fair value of these instruments were included in the consolidated statement of comprehensive income, and in “accumulated other comprehensive income” on the Company’s balance sheet, and therefore had no effect on net income for the reporting period. Any realized gains or losses on these instruments would be recorded in cost of goods sold in the accounting period when the instruments matured under both methods of accounting. Under the fair value accounting treatment, any increase or decrease in the fair value of these instruments in the accounting period is recorded in cost of goods sold. These restatements had the following effect on the Company’s net income and earnings per share for the periods presented:

	2004	2003	2002	2001	2000
Net income, as reported	$41,550	$38,196	$40,637	$50,371	$51,052
Adjustment	1,965	(5,247)	(3,545)	2,708	(1,188)

Net income, as restated	$43,515	$32,949	$37,092	$53,079	$49,864

% change from previously reported net income	4.7%	(13.7%)	(8.7%)	5.4%	(2.3%)

Earnings per share
Basic, as reported	$0.61	$0.56	$0.59	$0.73	$0.74
Adjustment	0.03	(0.08)	(0.05)	0.04	(0.02)

Basic, as restated	$0.64	$0.48	$0.54	$0.77	$0.72

Diluted, as reported	$0.60	$0.56	$0.59	$0.72	$0.73
Adjustment	0.03	(0.08)	(0.05)	0.04	(0.01)

Diluted, as restated	$0.63	$0.48	$0.53	$0.76	$0.72

The following information has been updated to give effect to the restatement:

Part II
Item 6 - Selected Financial Data
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
Item 9A — Controls and Procedures

Part IV
Item 15 - Exhibits and Financial Statement Schedules
In this Form 10-K/A, we have not modified or updated disclosures presented in our original Annual Report on Form 10-K, except as required to reflect the effects of the restatement. See Note 16 in Notes to Consolidated Financial Statements. Accordingly, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K and does not modify or update those disclosures affected by subsequent events, except as discussed above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2005. The entire Form 10-K, excluding exhibits, has been re-filed in this Form 10-K/A.

Oakley, Inc.

Part I
Business
General
Oakley is a Washington corporation formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation that commenced operations in 1977 and began to sell sunglasses in 1984. The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. The Company holds 524 patents and 1,059 trademarks worldwide that protect its designs and innovations.
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
Additionally, twenty new footwear styles were released in the year 2004. To leverage prior season success in the sandals, golf, and military/industrial categories, the release of new styles like the Split Smoke® sandal, Overdrive ™ golf shoe, and Oakley Race Boot were emphasized. Each of these products incorporates features that reinforce the Company’s position as a true innovator of technically advanced products. Seven new introductions in the lifestyle category allowed the Company to reach the highly desirable young adult consumer via existing action sports channels of distribution.
Footwear gross sales were $32.2 million for the full year, with product retail prices ranging from US$40-US$400.
Electronic Technology and Products
In July 2004, the Company announced the introduction of Oakley Thump™, the world’s first performance eyewear combining patented optics with an internally integrated MP3 music player. The Company launched Oakley Thump™ in November for the 2004 holiday season under an exclusive distribution arrangement with Circuit City Stores, Inc. for the consumer electronics channel. Oakley Thump™ is also offered by Oakley’s own O Stores®, Iacon sunglass specialty stores, online at Oakley.com and through limited specialty retailers.
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
Watch gross sales were $11.9 million for 2004, a year in which the Company continued to realign its product development and sales efforts to focus on the design and distribution of its premium analog timepiece lines. The Company achieved strong sales with the Blade ™ wristwatch (introduced in May 2004), the Judge ™ wristwatch (introduced in September 2004), and the continued strength of the GMT and Detonator® timepiece offerings. The Company’s wristwatch products are retail priced from US$120 to US$1,500.
Innovations in the Company’s timepiece products range from the World City hand of GMT (a feature that displays local time automatically, anywhere on earth), to the intuitive five-hand display of Judge ™ , a true chronograph. The Company utilizes 3-D CAD/CAM engineering and Computer Numeric Control (CNC) machining to optimize fit and comfort, and to render the aesthetics of sculptural metal. Durability is maximized with premium materials such as lightweight titanium, surgical grade stainless steel and sapphire, the hardest crystal used in watchmaking.
Goggle Technology and Products
The culmination of more than 20 years in the goggle business has resulted in what the Company believes to be the world’s most optically correct goggles for motocross, mountain bike, snow and water recreation. Available in a number of styles, the Company’s goggles include features such as scratch-resistant Lexan® lenses, conical frames and multi-layered face foams. Updated in 2000, the Company’s MX O Frame® continues to improve upon its championship legacy in motocross. The A Frame® was the world’s first optically correct dual-lens snow goggle and is engineered to optimize protection, as well as the clarity and range of peripheral and downward vision. A triple layer of face foam insulates and cushions the contact surface for the ultimate in thermal shielding and comfort. In 2002, the Company introduced the Wisdom ™ goggle, featuring increased lens sizing for greater visual range and interchangeable strap connections to accommodate helmets. In 2004, the Company introduced a polarized lens for use with its A Frame® goggle.
The Company’s goggle products as of December 31, 2004 target snow, motocross and water sports with retail prices ranging from $29-$205. Goggle gross sales were $39.2 million for the full year, driven by continued momentum of the Wisdom ™ snow goggle line and increased military sales.
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

In those parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company’s products either exclusively or with complementary products. They agree to respect the marketing philosophy and practices of the Company and to receive extensive training regarding such philosophies and practices. For information regarding the Company’s operations by geographic region, see Note 13 in Notes to Consolidated Financial Statements.
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
Luxottica acquired Sunglass Hut International, the largest sunglass specialty retailer in the world (referred to herein as “Sunglass Hut” or “Watch Station”), in April 2001 and implemented changes which adversely affected the Company’s net sales to Sunglass Hut in 2001. In December 2001, the Company and Luxottica entered into a new three-year commercial agreement for the distribution of Oakley products through Sunglass Hut retail stores which marked the resumption of the business relationship between the two companies after a short disruption that began in August 2001. In December 2004, the Company and Luxottica entered into a new commercial agreement that establishes the commercial terms applicable for 2005 between the two companies. There can be no assurances as to the future of the relationship between the Company and Luxottica or as to the likelihood that a new contract beyond 2005 will be agreed to by the parties. In October 2004, Luxottica acquired Cole National Corporation (“Cole”), one of the largest optical retailers and chain providers of managed vision care services worldwide. The Company currently sells to a small portion of Cole’s retail locations and sales to this customer have been immaterial to the Company’s operations. In November 2003, Luxottica completed the acquisition of New Zealand eyewear retailer Sunglass Store New Zealand (“SSNZ”), the Company’s largest customer in New Zealand. SSNZ operates in New Zealand with 16 retail locations that offer some of the Company’s products and sales to this customer have been immaterial to the Company’s operations. In September 2003, Luxottica acquired all the shares of Australian eyewear retailer OPSM Group Ltd (“OPSM”). OPSM operates in the South Pacific and Southeast Asia regions with approximately 600 retail locations, a portion of which currently offer some of the Company’s products. For 2003, the Company’s net sales to OPSM prior to the acquisition were approximately AUD$1.1 million (or approximately US$0.7 million based on the average exchange rate for 2003). These sales exclude a limited amount of sales generated through the Company’s international distributors. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica will not have a material adverse impact on the Company’s financial position or results of operations.

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
The following table reflects data as of December 31, 2004 concerning the Company’s intellectual property:

	Number of Utility/Design Patents		Number of Trademarks
	Issued	Pending	Issued	Pending
United States	168	33	149	44
International	356	89	910	143
Over the next four years, 28 U.S. patents and 58 international patents that the Company currently holds will expire. Although the Company may continue to use the technology underlying some of these patents, the expiration of these patents is not expected to have a material impact on the Company for a variety of reasons, including that many of the patents relate to the design or production of products that are either no longer produced by the Company or do not represent a significant portion of the Company’s revenues. In the case of the Toroidal Lens (POLARIC ELLIPSOID™ ) patent, which expired in 2004, advancements in optical properties arising from the Company’s XYZ Optics® patents, the Company’s dominant position in the sports eyewear segment and the adoption of alternative lens geometries by the Company’s competitors reduce the likelihood of any negative financial consequences from the expiration of this patent. In addition, the Company utilizes other proprietary technologies and precision manufacturing processes in the production of its products which also reduce the risks associated with the expiration of the Company’s patents. The remainder of the Company’s patents will expire on dates from 2009 and after.
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
The Company’s luxury timepiece products compete in the upper-middle and luxury segments of the watch market (respectively categorized by the retail price points US$300-US$900 and US$1,000 plus) which is dominated by established Swiss brands, including Rolex, Breitling, Omega, TAG-Heuer, Movado, Rado and Hamilton. The Company’s performance watches compete in the middle segment of the watch market which is characterized by sports watches from Nike, Adidas, Timex and Casio. In addition, the Company’s performance watches compete with other fashion brands from the Swatch Group, Swiss Army and Fossil with retail price points of US$50-US$299.
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

Item 6. Selected Financial Data
The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the SEC on March 16, 2005. See Note 16 in Notes to Consolidated Financial Statements for further detail. The following selected financial data should be read in conjunction with our restated financial statements and the related Notes to Consolidated Financial Statements. The restated income statement data and restated balance sheet data presented below have been derived from the restated consolidated financial statements of the Company. The Company’s restated consolidated income statements for the fiscal years ended December 31, 2004, 2003 and 2002 and restated consolidated balance sheets as of December 31, 2004 and 2003 below were derived from the audited financial statements which are included elsewhere herein.

	Year Ended December 31 (As Restated),
	2004	2003	2002	2001	2000
	(dollars in thousands, except share and per share data)
Income Statement Data:

Net sales (1)	$585,468	$528,034	$496,091	$429,267	$363,474
Cost of goods sold (1)	262,483	245,578	228,299	170,531	140,235

Gross profit (1)	322,985	282,456	267,792	258,736	223,239

Operating expenses:
Research and development	15,962	14,308	16,016	11,318	7,894
Selling	159,366	142,365	126,995	108,948	90,291
Shipping and warehousing (1)	17,087	14,620	13,739	16,997	10,005
General and administrative	65,228	59,201	52,335	43,606	35,612

Total operating expenses (1)	257,643	230,494	209,085	180,869	143,802

Operating income	65,342	51,962	58,707	77,867	79,437
Interest expense, net	1,037	1,272	1,643	3,108	2,723

Income before provision for income taxes	64,305	50,690	57,064	74,759	76,714
Provision for income taxes	20,790	17,741	19,972	21,680	26,850

Net income	$43,515	$32,949	$37,092	$53,079	$49,864

Basic net income per share	$0.64	$0.48	$0.54	$0.77	$0.72

Basic weighted average common shares	67,953,000	68,006,000	68,732,000	68,856,000	69,041,000

Diluted net income per share	$0.63	$0.48	$0.53	$0.76	$0.72

Diluted weighted average common shares	68,610,000	68,282,000	69,333,000	69,751,000	69,709,000

Dividends per share	$0.15	$0.14	$—	$—	$—

	At December 31 (As Restated),
	2004	2003	2002	2001	2000
Balance Sheet Data:

Working capital	$199,475	$160,207	$130,152	$105,553	$84,504
Total assets	483,108	439,765	385,081	362,009	303,314
Total debt	30,248	28,700	30,757	59,042	35,746
Shareholders’ equity	365,398	326,573	294,676	261,503	208,812

(1)	The years ended December 31, 2004, 2003 and 2002 reflect the reclassification of certain shipping and handling fees from operating expenses to net sales and cost of sales. See Note 1 – Reclassifications. No reclassifications have been made to such items for the years ended December 31, 2001 and 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes the operations of Oakley, Inc. and its subsidiaries (“Oakley” or the “Company”) for each of the periods discussed.
The Company’s net sales, cost of goods sold, shipping and warehousing expenses, and any ratio calculated therefrom, as used throughout this Annual Report for the years ended December 31, 2004, 2003 and 2002, reflect the reclassification to net sales and cost of sales from shipping and warehousing expenses of certain shipping and handling fees charged to customers and related freight costs incurred. See Note 16 – Restatement.
Overview
Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, apparel, apparel accessories, electronics, footwear and watches. At December 31, 2004, the Company’s products are sold in the United States of America through a carefully selected base of accounts which fluctuates between 8,500 and 10,000 accounts, and 15,000 to 17,000 doors, depending on seasonality of summer and winter products. Oakley’s store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow and golf shops, and motorcycle, athletic footwear and sporting goods stores and department stores. The Company also operates 36 Oakley retail stores in the United States of America that offer a full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 83 sunglass specialty retail stores at December 31, 2004.
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
Restatement
The Company’s subsidiaries outside the United States of America primarily purchase finished goods in U.S. dollars for local market sales in the applicable foreign currency. Consequently, the Company is exposed to foreign currency exchange rate risk during the cash cycle of these purchases. As part of its risk management program, the Company purchases foreign exchange contracts in the form of forward contracts and options. In March 2006, the Company determined that its historical accounting for such foreign exchange contracts as cash flow hedges that qualified for hedge accounting under SFAS 133 was incorrect due to lack of specificity in the documentation required by SFAS 133. Due to this insufficient documentation, these hedges did not qualify for hedge accounting under SFAS 133. Consequently, the Company has restated its consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations give effect to the restatement discussed Note 16 in Notes to the Consolidated Financial Statements.

During periods of currency fluctuations, there will be changes in the fair value of foreign currency derivative instruments. Hedge accounting generally allows changes in the fair value of foreign currency derivative instruments to be offset against corresponding changes in the fair value of the hedged asset until the foreign currency derivative instrument matures, at which time a gain or loss is then recognized. Non-hedge accounting requires that all changes in the value of a foreign currency derivative instrument be recognized in the income statement as a gain or loss in each reporting period without a corresponding offset. This difference between hedge and non-hedge accounting results in timing differences in the reporting of operating results which should offset over the life of the derivative instrument. The change from hedge to non-hedge accounting had no impact on the Company’s net sales, net cash flows, cash balances, debt covenant compliance or dividends.
The following table sets forth the revised line items to the Consolidated Statements of Income and Comprehensive Income for the relevant periods:
Consolidated Statements of Income (in thousands, except share data):

Years Ended December 31,	2004		2003		2002
	As	As Previously	As	As Previously	As	As Previously
	Restated	Reported	Restated	Reported	Restated	Reported
Cost of goods sold	$262,483	$265,104	$245,578	$237,788	$228,299	$222,845
Gross profit	322,985	320,364	282,456	290,246	267,792	273,246
Operating income	65,342	62,438	51,962	60,035	58,707	64,161
Income before provision for income taxes	64,305	61,401	50,690	58,763	57,064	62,518
Income taxes	20,790	19,851	17,741	20,567	19,972	21,881
Net income	43,515	41,550	32,949	38,196	37,092	40,637
Basic net income per share	$0.64	$0.61	$0.48	$0.56	$0.54	$0.59
Diluted net income per share	$0.63	$0.60	$0.48	$0.56	$0.53	$0.59
Consolidated Statements of Comprehensive Income (in thousands):

Years Ended December 31,	2004		2003		2002
	As	As Previously	As	As Previously	As	As Previously
	Restated	Reported	Restated	Reported	Restated	Reported
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$289	$2,220	$316	($4,088)	($612)	($4,181)
Other comprehensive income (loss)	6,603	9,150	12,434	8,063	1,794	(1,803)

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

Derivative Instruments
The Company designates its derivatives based upon the criteria established by SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain hedging Activities – an amendment of SFAS 133”, (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the derivative matures. The fair value gain or loss from the ineffective portion of the derivative is reported in cost of goods sold immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in cost of goods sold.
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. No impairments were recorded for the years ended December 31, 2004, 2003 or 2002.
Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” (SFAS No. 142), goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also tested in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future. The Company completed its annual impairment test for the fiscal year ended December 31, 2004 on December 31, 2004, and determined that no impairment loss was necessary.

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
Protection of Proprietary Rights
The Company relies in part on patent, trade secret, unfair competition, trade dress, and trademark and copyright law to protect its right to certain aspects of its products, including product designs, proprietary manufacturing processes and technologies, product research and concepts, and recognized trademarks, all of which the Company believes are important to the success of its products and its competitive position. There can be no assurance that any pending trademark or patent application will result in the issuance of a registered trademark or patent, or that any trademark or patent granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that the actions taken by the Company to protect its proprietary rights will be adequate to prevent imitation of its products, that the Company’s proprietary information will not become known to competitors, that the Company can meaningfully protect its right to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on the Company’s intellectual property rights. No assurance can be given that others will not assert rights in, and ownership of, the patents and other proprietary rights of the Company. Also, the laws of some foreign countries may not protect the Company’s intellectual property to the same extent as do the laws of the United States.

Consistent with the Company’s strategy of vigorously defending its intellectual property rights, Oakley devotes substantial resources to the enforcement of patents issued and trademarks granted to the Company, to the protection of trade secrets, trade dress or other intellectual property rights owned by the Company, and to the determination of the scope or validity of the proprietary rights of others that might be asserted against the Company. A substantial increase in the level of potentially infringing activities by others could require the Company to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject the Company to the loss of its rights to a particular patent, trademark, and copyright or trade secret, could require the Company to grant licenses to third parties, could prevent the Company from manufacturing, selling or using certain aspects of its products, or could subject the Company to substantial liability, any of which could have a material adverse effect on the Company’s results of operations.
Risks Relating to International Operations
Sales outside the United States of America accounted for approximately 47.9%, 50.5% and 47.8% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively. While the Company expects international sales to continue to account for a significant portion of its sales, there can be no assurance that the Company will be able to maintain or increase its international sales. The Company’s international operations and international commerce are influenced by many factors, including:
•	currency exchange rate fluctuations or restrictions;

•	local economic and political instability;

•	wars, civil unrest, acts of terrorism and other conflicts;

•	natural disasters;

•	changes in legal or regulatory requirements affecting foreign investment, loans, tariffs and taxes;

•	less protective foreign laws relating to intellectual property; and

•	changes in the fair value of foreign currency derivative instruments.
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
Factors that may have a significant impact on the market price of the Company’s stock include:
•	receipt of substantial orders or order cancellations of products;
•	quality deficiencies in services or products;
•	international developments, such as technology mandates, political developments or changes in economic policies;
•	changes in recommendations of securities analysts;
•	shortfalls in the Company’s revenues or earnings in any given period relative to the levels expected by securities analysts or projected by the Company;
•	government regulations, including stock option accounting and tax regulations;
•	energy blackouts;
•	acts of terrorism and war;
•	widespread illness;
•	proprietary rights or product or patent litigation;
•	strategic transactions, such as acquisitions and divestitures; or
•	rumors or allegations regarding the Company’s financial disclosures or practices.
•	currency exchange rate fluctuations or changes in the fair value of foreign currency derivative instruments.
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
Internal Control Weaknesses
The Company has identified a material weakness in its internal controls over financial reporting. This material weakness, if not corrected, may create increased risk of misstatement of the Company’s financial results which, if material, may require restatement thereof.

Results of Operations
The following tables set forth operating results in dollars and as a percentage of net sales for the periods indicated.
OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Net sales (1)	$585,468	$528,034	$496,091
Cost of goods sold (1)	262,483	245,578	228,299

Gross profit (1)	322,985	282,456	267,792
Operating expenses:
Research and development	15,962	14,308	16,016
Selling	159,366	142,365	126,995
Shipping and warehousing (1)	17,087	14,620	13,739
General and administrative	65,228	59,201	52,335

Total operating expenses (1)	257,643	230,494	209,085

Operating income	65,342	51,962	58,707

Interest expense, net	1,037	1,272	1,643

Income before provision for income taxes	64,305	50,690	57,064
Provision for income taxes	20,790	17,741	19,972

Net income	$43,515	$32,949	$37,092

	Year Ended December 31,
	2004	2003	2002
Net Sales (1)	100.0%	100.0%	100.0%
Cost of goods sold (1)	44.8	46.5	46.0

Gross profit (1)	55.2	53.5	54.0
Operating expenses:
Research and development	2.7	2.7	3.2
Selling	27.2	27.0	25.6
Shipping and warehousing (1)	2.9	2.8	2.8
General and administrative	11.2	11.2	10.6

Total operating expenses (1)	44.0	43.7	42.2

Operating income	11.2	9.8	11.8

Interest expense, net	0.2	0.2	0.3

Income before provision for income taxes	11.0	9.6	11.5
Provision for income taxes	3.6	3.4	4.0

Net income	7.4%	6.2%	7.5%

(1)	Reflects the reclassification of certain shipping and handling fees charged to customers and related freight costs from operating expenses to net sales and cost of sales.

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
Gross profit
Gross profit increased to $323.0 million, or 55.2% of net sales, for the year ended December 31, 2004 from $282.5 million, or 53.5% of net sales, for the year ended December 31, 2003, an increase of $40.5 million, or 14.3%. The increase in gross profit as a percentage of net sales reflects the favorable fair value change in the Company’s foreign currency contracts of $2.6 million in 2004 compared to an unfavorable change in the fair value of foreign currency contracts of $7.8 million in 2003. Excluding the positive effect of changes in the fair value of the Company’s foreign exchange derivative instruments, gross margin as a percent of sales for the twelve months ended December 31, 2004 decreased slightly from the twelve months ended December 31, 2003 due to a lower mix of sunglass sales and lower average sunglass margins resulting from slightly reduced production volumes, increased costs on new sunglass models, increased overhead costs, including greater provisions for workers’ compensation expenses and higher labor overtime costs and additional duties paid in one international market in 2004. These decreases were partially offset by improved apparel product margins and reduced sales returns and discounts.
Operating expenses
Operating expenses for the year ended December 31, 2004 increased to $257.6 million from $230.5 million for the year ended December 31, 2003, an increase of $27.1 million, or 11.8%. As a percentage of net sales, operating expenses increased to 44.0% of net sales for the year ended December 31, 2004 compared to 43.7% of net sales for 2003. The largest contributors to this increase were expenses associated with increased sales volumes, higher foreign operating expenses resulting from a weaker U.S. dollar and higher operating expenses related to the Company’s expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, accounted for approximately $8.5 million, or 31.3%, of the increase. Operating expenses included $23.3 million of expenses for the Company’s retail store operations, an increase of $4.1 million from $19.2 million for the year ended December 31, 2003.
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

Selling expenses increased $17.0 million to $159.4 million, or 27.2% of net sales, for the year ended December 31, 2004 from $142.4 million, or 27.0% of net sales, for the year ended December 31, 2003. The weakening of the U.S. dollar contributed $5.5 million, or 32.4%, to this increase along with increased retail selling expense of $3.0 million over 2003, which is primarily due to increased store count as compared to the prior year. Excluding retail store operations, itemized expenses contributing to the increase in selling expenses were $4.9 million in increased sales personnel and related benefit costs, including restricted stock expense; $3.3 million for increased sports marketing expenses; $1.2 million for increased travel and trade show expenses; $0.9 million for increased sales commissions; and $0.8 million for increased advertising and marketing expenses.
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
General and administrative expenses increased $6.0 million to $65.2 million, or 11.2% of net sales, for the year ended December 31, 2004, from $59.2 million, or 11.2% of net sales, for the year ended December 31, 2003. Approximately $1.8 million, or 30.4%, of this increase was attributable to the weakening of the U.S. dollar and $1.1 million was due to increased general and administrative expense for the Company’s retail store operations. In 2004, the Company recorded a foreign exchange loss of $0.5 million related to the repatriation of profits by the Company’s subsidiary in the United Kingdom. This type of foreign exchange loss is not expected to occur in the future as the Company changed its hedging practice to exclude the repatriation of earnings, if the Company should decide to do so, where there is no offsetting increase in gross margin. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $3.6 million in greater personnel and related benefit costs, including increases in vacation and workers’ compensation reserves; restricted stock expense and personnel expenses associated with Sarbanes-Oxley compliance; $1.1 million in increased professional fees including greater internal audit fees and fees associated with Sarbanes-Oxley compliance; offset by $0.5 million decrease in bad debt expense. There can be no assurance that general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $65.3 million, or 11.2% of net sales, for the year ended December 31, 2004 from $52.0 million, or 9.8% of net sales, an increase of $13.3 million, or 25.7%.
Interest expense, net
The Company’s net interest expense decreased to $1.0 million for the year ended December 31, 2004 from $1.3 million for the year ended December 31, 2003, principally because the Company had higher average cash balances in 2004.
Income taxes
The Company recorded a provision for income taxes of $20.8 million for the year ended December 31, 2004, compared to $17.7 million for the year ended December 31, 2003. The Company’s effective tax rate for the year ended December 31, 2004 was 32.3% compared to 35% for 2003. The reduction results from the favorable closure of prior year Internal Revenue Service (“IRS”) and French income tax issues.
During 2004, the Company was under audit by the IRS for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation,

Oakley International Inc., and two wholly-owned foreign subsidiaries, Oakley UK and Oakley Europe. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company believes that its position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. The Company is continuing to protest this adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures. In the event that the Company does not prevail under protest, management expects that the adjustment should not have a material impact on the Company’s financial results because the Company has insurance in place which it believes will cover such adjustment and any associated expenses. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter.
Net income
The Company’s net income increased to $43.5 million for the year ended December 31, 2004 from $32.9 million for the year ended December 31, 2003, an increase of $10.6 million or 32.1%.
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
Gross profit
Gross profit increased to $282.5 million, or 53.5% of net sales, for the year ended December 31, 2003 from $267.8 million, or 54.0% of net sales, for the year ended December 31, 2002, an increase of $14.7 million, or 5.5%. This gross profit as a percent of net sales reflects a $7.8 million unfavorable change in the fair value of the Company’s foreign currency contracts during the year ended December 31, 2003, compared to a $5.5 million unfavorable change in the fair value of the Company’s foreign currency contracts in 2002. In addition, the decline in gross margin as a percentage of net sales reflects lower sunglass margins due to the decline in sunglass unit volume, partially offset by the positive effects of improved footwear and apparel margins and the positive effect of a weaker U.S. dollar.

Operating expenses
A restructure charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) was recorded during the fourth quarter of fiscal 2002 to restructure the Company’s European operations with significant changes made to the regional sales and distribution organization. This charge, included in selling and shipping and warehousing expenses, was completed during the fourth quarter of 2003 with no revisions to the original charge recorded. See Note 14 in Notes to Consolidated Financial Statements. Operating expenses for the year ended December 31, 2003 increased to $230.5 million from $209.1 million for the year ended December 31, 2002, an increase of $21.4 million, or 10.2%. As a percentage of net sales, operating expenses increased to 43.7% of net sales for the year ended December 31, 2003 compared to 42.2% of net sales for 2002. Excluding the $2.8 million European restructuring charge recorded in 2002, operating expenses increased to $230.5 million, or 43.7% of net sales, for the year ended December 31, 2003 from $206.3 million, or 41.5% of net sales, for the year ended December 31, 2002, an increase of $24.2 million, or 11.7%. The increase is primarily due to higher foreign operating expenses resulting from a weaker U.S. dollar and higher selling expenses related to the Company’s expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts, contributed approximately $10.4 million, or 42.9%, of the increase. Operating expenses included $19.2 million of expenses for the Company’s retail store operations, an increase of $6.9 million from $12.3 million for the year ended December 31, 2002. Total increase in retail store operating expenses for 2003 represented 28.6% of the increase in total operating expenses over 2002 due to the increased store locations.
Research and development expenses decreased $1.7 million to $14.3 million, or 2.7% of net sales, for the year ended December 31, 2003, from $16.0 million, or 3.2% of net sales, for the year ended December 31, 2002, primarily due to leverage on footwear and apparel design expenses and reduced product design expenses in 2003.
Selling expenses increased $15.4 million to $142.4 million, or 27.0% of net sales, for the year ended December 31, 2003 from $127.0 million, or 25.6% of net sales, for the year ended December 31, 2002. Excluding $2.3 million relating to the 2002 European restructuring charge, selling expenses were $142.4 million for the year ended December 31, 2003, compared to $124.7 million for the year ended December 31, 2002, an increase of $17.7 million. This increase was a result of increased retail selling expenses, including sales personnel expenses, displays and display depreciation, sports marketing, sales promotion and sales commissions. As a percentage of net sales, selling expenses excluding the restructure charge were 27.0% in 2003 compared to 25.1% for 2002.
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
General and administrative expenses increased $6.9 million to $59.2 million, or 11.2% of net sales, for the year ended December 31, 2003, from $52.3 million, or 10.6% of net sales, for the year ended December 31, 2002. This increase in general and administrative expenses was principally a result of greater personnel-related costs, greater facility related costs, such as property taxes and insurance, depreciation, professional fees associated with tax audit support and the Company’s Sarbanes-Oxley compliance, increases in provision for non-income taxes, as well as increased general and administrative expenses for retail store operations.

Operating income
The Company’s operating income decreased to $52.0 million, or 9.8% of net sales, for the year ended December 31, 2003 from $58.7 million, or 11.8% of net sales, a decrease of $6.7 million. Excluding the European restructuring charge of $2.8 million in 2002, the Company’s operating income decreased $3.9 million to $52.0 million for the year ended December 31, 2003 from $55.9 million for the year ended December 31, 2002. As a percentage of net sales, operating income, prior to the restructure charge, decreased to 9.8% for the year ended December 31, 2003 from 11.3% for the year ended December 31, 2002.
Interest expense, net
The Company had net interest expense of $1.3 million for the year ended December 31, 2003, as compared with net interest expense of $1.6 million for the year ended December 31, 2002. The decrease in interest expense is primarily due to lower interest rates during 2003 and reduced short-term borrowing balances resulting from strong operating cash flows.
Income taxes
The Company recorded a provision for income taxes of $17.7 million for the year ended December 31, 2003, compared to $20.0 million for the year ended December 31, 2002. Excluding the tax effect of the 2002 restructuring charge, the Company’s provision for income taxes was $17.7 million in 2003 compared to $20.9 million for 2002. The Company’s effective tax rate for the years ended December 31, 2003 and 2002 was 35%.
Net income
The Company’s net income decreased to $32.9 million for the year ended December 31, 2003 from $37.1 million for the year ended December 31, 2002, a decrease of $4.2 million or 11.2%. Excluding the 2002 European restructuring after-tax charge of $1.8 million, net income decreased to $32.9 million for the year ended December 31, 2003 from $38.9 million for the year ended December 31, 2002, a decrease of $6.0 million, or 15.4%.
Liquidity and Capital Resources
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings under its credit facilities. Cash provided by operating activities totaled $45.6 million for the year ended December 31, 2004 compared to $76.0 million for the year ended December 31, 2003. Cash flows from operating activities, compared to the preceding year, were primarily impacted by the timing of receivables collections, the timing of vendor payments, the payment of income taxes and increases in the Company’s inventory. The Company’s cash balance was $51.7 million at December 31, 2004 compared to $49.2 million at December 31, 2003. At December 31, 2004, working capital was $199.5 million compared to $160.2 million at December 31, 2003, a 24.5% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts and reserves for sales returns, totaled $102.8 million at December 31, 2004, compared to $78.0 million at December 31, 2003, with accounts receivable days outstanding for the year ended December 31, 2004 of 57, compared to 50 for the year ended December 31, 2003. The increase in accounts receivable days outstanding is due to a significant portion of sales from Oakley Thump™ and military sales occurring in late November and December 2004 as well as increased snow goggle sales which carry longer terms consistent with the industry. Inventories increased 16.6% to $115.1 million at December 31, 2004, compared to $98.7 million at December 31, 2003, due to increased eyewear, apparel and electronics inventories. Inventory turns were 2.5 at December 31, 2004, compared to 2.7 at December 31, 2003.

Credit Facilities
In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings of up to $75 million and matures in September 2007. Borrowings under the line of credit are unsecured and bear interest at either London Interbank Offered Rate (“LIBOR”) or InterBank Offered Rate (“IBOR”) plus 0.75% (3.14% at December 31, 2004) or the bank’s prime lending rate minus 0.25% (5.0% at December 31, 2004). At December 31, 2004, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2004, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.73% to 6.07%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.60% to 11.00%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $27.5 million, of which $17.5 million was outstanding at December 31, 2004.
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
Capital Expenditures
Cash payments for capital expenditures for the year ended December 31, 2004 were $30.4 million, which included $5.9 million for retail store operations. Capital expenditures for 2004, excluding capital expenditures for retail operations, included $7.3 million for production equipment and new product tooling, $6.3 million for information technology infrastructure, including software, computers and related equipment, $5.7 million for in-store displays and $5.2 million for facility building improvements, furniture and fixtures and autos.
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
Contractual Obligations and Commitments
The following table gives additional guidance related to the Company’s future obligations and commitments as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter
Lines of credit	$17,541	$—	$—	$—	$—	$—
Long-term debt	1,519	1,519	8,731	—	—	—
Interest payable on contractual obligations	743	647	413	—	—	—
Note payable	500	438	—	—	—	—
Letters of credit	5,215	—	—	—	—	—
Operating leases	18,556	18,236	16,727	14,841	13,259	43,496
Endorsement contracts	6,735	2,485	1,240	—	—	—
Capital expenditure purchase commitments	2,575	—	—	—	—	—

	$53,384	$23,325	$27,111	$14,841	$13,259	$43,496

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
	(in thousands)
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

Seasonality
The following table sets forth certain quarterly data for the periods shown:

	2004				2003
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands)
Net sales (1)	$128,636	$153,826	$150,044	$152,962	$112,523	$145,703	$146,885	$122,923
Gross profit (1)	69,901	92,922	84,017	76,145	56,429	85,399	79,859	60,769

(1)	Reflects the reclassification to net sales and cost of sales from shipping and warehousing expenses of certain shipping and handling fees charged to customers and related freight costs. See Note 1 and Note 15 – Quarterly Financial Data.
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

GAAP and Non-GAAP Financial Measures
This document includes a discussion of gross sales and components thereof, each of which may be a non-GAAP financial measure. Net sales, as reported in the Company’s consolidated statements of income, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, the Company presents changes in gross sales as a metric for comparing its aggregate product category results to highlight trends in the Company’s business which the Company believes provides useful information to investors. Changes in gross sales are presented because certain sales adjustments are not assignable to individual product categories. In addition, certain of the Company’s incentive compensation programs are based upon gross sales. Consequently, gross sales are presented to provide investors information in addition to the GAAP measure net sales. However, the Company cautions investors to consider gross sales in addition to, not as a substitute for, net sales presented in accordance with GAAP in the Company’s consolidated statements of income.
Reconciliation of Gross Sales to Net Sales:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Gross sales	$621,652	$567,077	$535,320
Discounts and returns	(36,184)	(39,043)	(39,229)

Net sales	$585,468	$528,034	$496,091

Certain sales adjustments are not assignable to the Company’s individual product categories. Consequently, the Company believes that the non-GAAP financial measure gross sales is useful and meaningful supplemental information, and is a more consistent measure than net sales in that gross sales provide investors a framework with which to compare sales trends in the Company’s product categories which is not available using net sales.

Forward-Looking Statements
This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the sale of Oakley Thump™ and new product introductions in the Company’s electronics category; the Company’s ability to maintain approved vendor status and continue to receive product orders from the U.S. military; the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify and maintain qualified manufacturing partners; the ability to coordinate product development and production processes with those manufacturing partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica Group S.p.A, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate acquisitions and licensing arrangements without adversely affecting operations and the success of such initiatives; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where a significant portion of the Company’s operations are based; the Company’s ability to identify and execute successfully cost control initiatives; the Company ’s ability to continue to grow its retail outlets; and other risks outlined in the Company’s SEC filings, including but not limited this Annual Report on Form 10-K/A for the year ended December 31, 2004 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, the Company is exposed to market risks, including foreign currency fluctuations and changes in interest rates. The Company purchases certain derivative instruments as part of a program to mitigate such risks. Derivative instruments purchased by the Company are intended as hedges against the Company’s assets or liabilities, either current or forecasted, and are not held for trading or speculative purposes. The Company is also exposed to credit risk in the event of non-performance by the counterparties of its derivative instruments. The Company attempts to mitigate such credit risks by purchasing derivative instruments from respected global financial institutions.
The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.
Foreign currency
The Company has direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect receivables at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. (See Note 9 in Notes to Consolidated Financial Statements). As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. Changes in the fair value for each of the Company’s foreign exchange contracts not designated as cash flow hedges have been reported in earnings for the years ended December 31, 2004, 2003 and 2002.
The following is a summary of the Company’s foreign currency derivative instruments recorded as liabilities by currency at December 31, 2004 (in thousands):

	U.S. Dollar		Fair
	Equivalent	Maturity	Value (loss)
Exchange Contracts:
Australian dollar	$9,355	Jan. 2005 - Dec. 2005	$(760)
British pound	24,097	Feb. 2005 - Dec. 2005	(1,541)
Canadian dollar	18,680	Jan. 2005 - Dec. 2005	(2,152)
Euro	27,414	Jan. 2005 - Dec. 2005	(3,185)
Japanese yen	16,289	Mar. 2005 - Dec. 2005	(850)
South African rand	2,833	Mar. 2005 - Dec. 2005	(369)

	$98,668		$(8,857)

The Company purchases, and plans to continue to purchase, foreign exchange contracts as part of its strategy to manage its exposure to foreign currency exchange rate fluctuations. These foreign currency exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, the Company may, for various reasons, decide to either expand or reduce the level of foreign exchange contracts it holds. Based upon the specific foreign currency contracts held at December 31, 2004, if the value of the U.S. dollar were to hypothetically increase by 5% relative to the foreign currencies which the Company has hedged with foreign exchange contracts, then gross profit and pre-tax income would increase by approximately $5.7 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a loss from translating foreign currency income and expenses into U.S dollars at the hypothetical increased rate.

The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are respected global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At December 31, 2004, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.
Interest rates
The Company’s principal line of credit, with no balance outstanding at December 31, 2004, bears interest at either LIBOR or IBOR plus 0.75% (3.14% at December 31, 2004) or the bank’s prime lending rate minus 0.25% (5.0% at December 31, 2004). Based on the weighted-average interest rate of 4.06% on the line of credit during the year ended December 31, 2004, if interest rates on the line of credit were to increase by 10%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, net income would be reduced by approximately $2,700 per year.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In the Company’s initial 2004 Annual Report on Form 10-K, the Company concluded that its controls were effective. As a result of this restatement, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated its previous conclusion and have now concluded that, as of the end of such period, the Company’s disclosure controls and procedures covered by this report were not effective as a result of a material weakness in internal controls as of December 31, 2004, as discussed below.

Management’s Report on Internal Control Over Financial Reporting, as revised
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
In the Company’s 2004 Annual Report on Form 10-K, filed on March 16, 2005, management of the Company included Management’s Report on Internal Control Over Financial Reporting, which expressed a conclusion by management that as of December 31, 2004, the Company’s internal control over financial reporting was effective. As a result of the restatement of its financial statements, as described in Note 16 to the financial statements, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004 and accordingly, has revised its assessment of the effectiveness of the Company’s internal control over financial reporting.
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted a revised assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s re-evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2004, based on those criteria. Management identified a material weakness in its internal control over financial reporting regarding the lack of appropriate technical review of certain transactions and disclosures, including the documentation supporting its foreign currency derivative instruments. This material weakness affected the Company’s ability to prepare interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with accounting principles generally accepted in the United States of America.
A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.
Management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
In order to address and correct the material weakness identified above, management is currently in the process of reviewing and improving its foreign exchange risk management procedures, documentation, and the surrounding internal controls.
There were no changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2004 that have materially affected, or are reasonably like to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Oakley, Inc.
Foothill Ranch, California
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Oakley, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our report dated March 14, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2002, 2003, and 2004 annual financial statements and 2003 and 2004 interim financial statements, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness described in the following paragraph. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment:
•	The Company did not maintain adequate internal controls over financial reporting due to the lack of appropriate technical review of certain transactions and disclosures, including the documentation supporting its foreign currency derivative instruments. As a result the Company’s accounting for foreign currency derivatives was inappropriate which resulted in a restatement of prior annual and quarterly financial statements as described further in Note 16 to the consolidated financial statements. This deficiency was concluded to be a material weakness due to the significance of the adjustments that also resulted in the restatement of previously issued financial statements and the potential effect of the deficiency on other account balances and disclosures.
     This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and this report does not affect our report on such financial statements.
     In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 (March 31, 2006 as to the effects of the restatement discussed in Note 16) expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restatement discussed in Note 16.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 14, 2005 (March 31, 2006 as to the effects of the material weakness described in management’s report)

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

Part IV
Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) See page 49 for a listing of financial statements submitted as part of this report.

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

10.3	(4)	Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.4	(5)	Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.5	(5)	Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.6	(5)	Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.7	(5)	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.8	(6)	Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.

10.9	(7)	Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.10	(7)	Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.11	(9)	Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

10.12	(9)	Oakley, Inc. Amended and Restated Executive Officers Performance Bonus Plan

10.13	(10)	Second Amended and Restated Employment Agreement, dated January 1, 2000, between Thomas George and Oakley, Inc.

10.14	(11)	Employment Agreement, dated October 1, 2000, between Tomas Rios and Oakley, Inc.

10.15	(12)	Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc.

10.16	(12)	Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc.

10.17	(13)	Amendment to Trademark License Agreement, dated June 1, 2002, between Y, LLC and Oakley, Inc.

10.18	(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jim Jannard.

10.19	(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Link Newcomb.

10.20	(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Colin Baden.

10.21	(14)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Tommy Rios.

10.22	(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Tom George.

10.23	(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Donna Gordon.

10.24	(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Scott Bowers.

10.25	(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jon Krause.

10.26	(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Kent Lane.

10.27	(14)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Carlos Reyes.

10.28	(15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Irene Miller.

10.29	(15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Abbott Brown.

10.30	(15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Lee Clow.

10.31	(16)	Aircraft Lease Agreement, dated December 18, 2003, between Oakley, Inc. and N2T, Inc.

10.32	(16)	Indemnification Agreement, dated February 12, 2004, between Oakley, Inc. and Thomas Davin.

10.33	(17)	Agreement and Mutual Release, dated March 5, 2004, between N2T, Inc. and Oakley, Inc.

10.34	(17)	Severance Agreement, dated March 5, 2004, between Link Newcomb and Oakley, Inc.

10.35	(17)	Executive Severance Plan effective as of January 1, 2004

10.36	(17)	Officer Severance Plan effective as of January 1, 2004

10.37	(18)	Third Amended and Restated Credit Agreement, dated August 19, 2004 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, Swing Line Lender and the lenders named therein.

10.38	(18)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Cosmas N. Lykos.

10.39	(18)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Mary George.

10.40	(19)	Indemnification Agreement, dated January 1, 2005, between Oakley, Inc. and Michael J. Puntoriero.

21.1	(19)	List of Material Subsidiaries

23.1	(20)	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	(20)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(20)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(20)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(4)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(5)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(6)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(7)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(8)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(9)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1999.

(10)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1999.

(11)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2000.

(12)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2000.

(13)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2002.

(14)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2002.

(15)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2003.

(16)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2003.

(17)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2004.

(18)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2004.

(19)	Previously filed on March 16, 2005 with the Form 10-K of Oakley, Inc. for the year ended December 31, 2004.

(20)	Filed herewith.
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
     The Company filed a Form 8-K on December 10, 2004 to announce the planned resignation of Irene Miller as a member of its Board of Directors.

Index To Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets (as restated) as of December 31, 2004 and 2003	51

Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (as restated) for the Years Ended December 31, 2004, 2003 and 2002	52

Consolidated Statements of Shareholders’ Equity (as restated) for the Years Ended December 31, 2004, 2003 and 2002	53

Consolidated Statements of Cash Flows (as restated) for the Years Ended December 31, 2004, 2003 and 2002	54

Notes to Consolidated Financial Statements	55 - 85

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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 16, the accompanying consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 have been restated.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 (March 31, 2006 as to the effects of the material weakness) expressed an unqualified opinion on management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 14, 2005 (March 31, 2006 as to the effects of the restatement discussed in Note 16)

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2004	December 31, 2003
	(As Restated,	(As Restated,
	see Note 16)	see Note 16)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,738	$49,211
Accounts receivable, less allowances of $11,045 (2004) and $9,672 (2003)	102,817	77,989
Inventories, net (Note 2)	115,061	98,691
Other receivables	3,992	3,368
Deferred income taxes	14,195	15,627
Prepaid expenses and other assets	9,087	8,062

Total current assets	296,890	252,948
Property and equipment, net	152,993	153,583
Deposits	1,828	2,139
Goodwill	25,699	24,609
Other assets	5,698	6,486

TOTAL ASSETS	$483,108	$439,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit (Note 7)	$17,541	$14,039
Accounts payable	32,838	26,837
Accrued expenses and other current liabilities (Note 5)	39,583	36,984
Accrued warranty (Note 1)	3,107	2,921
Income taxes payable	2,327	9,941
Current portion of long-term debt (Note 7)	2,019	2,019

Total current liabilities	97,415	92,741

Deferred income taxes	9,607	7,809
Long-term debt, net of current portion	10,688	12,642

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:

Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,077,000 (2004) and 67,948,000 (2003) issued and outstanding	678	679
Additional paid-in capital	33,659	31,126
Deferred compensation	(3,617)	—
Retained earnings	322,742	289,435
Accumulated other comprehensive income (loss)	11,936	5,333

Total shareholders’ equity	365,398	326,573

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$483,108	$439,765

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year ended December 31,
	2004	2003	2002
	(As Restated,	(As Restated,	(As Restated,
	see Note 16)	see Note 16)	see Note 16)
Net sales	$585,468	$528,034	$496,091
Cost of goods sold	262,483	245,578	228,299

Gross profit	322,985	282,456	267,792
Operating expenses:
Research and development	15,962	14,308	16,016
Selling	159,366	142,365	126,995
Shipping and warehousing	17,087	14,620	13,739
General and administrative	65,228	59,201	52,335

Total operating expenses	257,643	230,494	209,085

Operating income	65,342	51,962	58,707
Interest expense, net	1,037	1,272	1,643

Income before provision for income taxes	64,305	50,690	57,064
Provision for income taxes	20,790	17,741	19,972

Net income	$43,515	$32,949	$37,092

Basic net income per common share	$0.64	$0.48	$0.54

Basic weighted average common shares	67,953,000	68,006,000	68,732,000

Diluted net income per common share	$0.63	$0.48	$0.53

Diluted weighted average common shares	68,610,000	68,282,000	69,333,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2004	2003	2002
	(As Restated,	(As Restated,	(As Restated,
	see Note 16)	see Note 16)	see Note 16)
Net income	$43,515	$32,949	$37,092

Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges, net of tax	289	316	(612)
Foreign currency translation adjustment	6,314	12,118	2,406

Other comprehensive income	6,603	12,434	1,794

Comprehensive income	$50,118	$45,383	$38,886

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional	Deferred	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Compensation	Earnings	(Loss) / Income	Total
Balance as of January 1, 2002, as previously reported	68,821,000	$688	$40,805		$227,648	$(8,431)	$260,710

Prior period adjustment*					1,257	(464)	793

Balance as of January 1, 2002, as restated*	68,821,000	688	40,805	—	228,905	(8,895)	261,503

Repurchase of common shares (Note 10)	(666,000)	(7)	(7,986)	—	—	—	(7,993)
Exercise of stock options (Note 10)	177,000	2	1,827	—	—	—	1,829
Compensatory stock options	—	—	3	—	—	—	3
Tax benefit related to exercise of stock options	—	—	448	—	—	—	448
Net income, as restated*	—	—	—	—	37,092	—	37,092
Other comprehensive income, as restated *	—	—	—	—	—	1,794	1,794

Balance as of December 31, 2002, as restated*	68,332,000	683	35,097	—	265,997	(7,101)	294,676

Repurchase of common shares (Note 10)	(436,000)	(4)	(4,487)	—	—	—	(4,491)
Exercise of stock options (Note 10)	52,000	—	470	—	—	—	470
Compensatory stock options	—	—	11	—	—	—	11
Tax benefit related to exercise of stock options	—	—	35	—	—	—	35
Dividends paid	—	—	—	—	(9,511)	—	(9,511)
Net income, as restated*	—	—	—	—	32,949	—	32,949
Other comprehensive income, as restated *	—	—	—	—	—	12,434	12,434

Balance as of December 31, 2003, as restated*	67,948,000	679	31,126	—	289,435	5,333	326,573

Repurchase of common shares (Note 10)	(515,000)	(5)	(5,918)	—	—	—	(5,923)
Exercise of stock options (Note 10)	352,000	4	3,454	—	—	—	3,458
Compensation expense — stock options	—	—	16	—	—	—	16
Tax benefit related to exercise of stock options	—	—	603	—	—	—	603
Issuance of restricted stock	312,500	—	4,681	(4,681)	—	—	—
Forfeiture of restricted stock	(20,500)		(303)	303	—	—	—
Restricted stock expense	—	—	—	761	—	—	761
Dividends paid	—	—	—	—	(10,208)	—	(10,208)
Net income, as restated*	—	—	—	—	43,515	—	43,515
Other comprehensive income, as restated *	—	—	—	—	—	6,603	6,603

Balance as of December 31, 2004, as restated*	68,077,000	$678	$33,659	$(3,617)	$322,742	$11,936	$365,398

See accompanying Notes to Consolidated Financial Statements

*	See Note 16 in Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2004	2003	2002
	(As Restated,	(As Restated,	(As Restated,
	see Note 16)	see Note 16)	see Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,515	$32,949	$37,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,879	30,790	28,578
Changes in value of derivative instruments	(2,959)	8,073	5,454
Provision for bad debt expense	1,601	1,738	1,877
Compensatory stock options and restricted stock expense	777	11	3
Tax benefit related to exercise of stock options	603	35	448
Loss on disposition of equipment	639	1,413	1,353
Deferred income taxes, net	3,349	(1,928)	(2,429)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(23,717)	(5,403)	5,672
Inventories	(13,779)	(5,847)	(5,925)
Other receivables	(533)	1,936	(2,192)
Income taxes receivable	—	—	6,449
Prepaid expenses and other	(919)	(1,558)	3,243

Deposits	362	670	(1,218)
Accounts payable	6,521	(125)	5,644
Accrued expenses and other current liabilities	5,763	4,446	2,838
Accrued warranty	186	(616)	34
Income taxes payable	(7,659)	9,445	306

Net cash provided by operating activities	45,629	76,029	87,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(30,385)	(29,689)	(32,602)
Proceeds from sale of property and equipment	311	192	162
Acquisitions of businesses	(450)	(430)	—
Other assets	(491)	(665)	(288)

Net cash used in investing activities	(31,015)	(30,592)	(32,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	3,416	19,037	77,852
Repayments of bank borrowings	(2,853)	(23,919)	(107,714)
Dividends	(10,208)	(9,511)	—
Net proceeds from issuance of common shares	3,458	505	2,277
Repurchase of common shares	(5,923)	(4,491)	(7,993)

Net cash used in financing activities	(12,110)	(18,379)	(35,578)
Effect of exchange rate changes on cash	23	(95)	(2,285)

Net increase in cash and cash equivalents	2,527	26,963	16,636
Cash and cash equivalents, beginning of period	49,211	22,248	5,612

Cash and cash equivalents, end of period	$51,738	$49,211	$22,248

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,511	$1,526	$2,700

Income taxes (net of refunds received)	$23,031	$8,573	$14,582

Non-cash investing and financing activities:
During 2002, the Company acquired certain assets through the settlement of accounts receivable	$—	$—	$(2,687)

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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives (generally two to seven years for property and equipment and 39 years for buildings) of the respective assets or, as to leasehold improvements, the term of the related lease if less than the estimated useful service life. Beginning with assets acquired in 2004, certain tooling equipment used for identifiable products is recorded at cost and depreciated over the estimated units to be produced.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 1 – Significant Accounting Policies and Description of Business (cont’d)
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. No impairments were recorded for the years ended December 31, 2004, 2003 or 2002.
Goodwill and Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” (SFAS No. 142), goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future. The Company completed its annual impairment test for the fiscal year ended December 31, 2004 on December 31, 2004, and determined that no impairment loss was necessary.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 1 – Significant Accounting Policies and Description of Business (cont’d)
Derivative Instruments
The Company designates its derivatives based upon the criteria established by SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain hedging Activities – an amendment of SFAS 133”, (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the derivative matures. The fair value gain or loss from the ineffective portion of the derivative is reported in cost of goods sold immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in cost of goods sold.
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
Financial Instruments
The carrying amounts of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and accounts payable, approximate fair value due to the short period of time between origination of the instruments and their expected realization. Management also believes the carrying amount of balances outstanding under the credit agreements approximate fair value as the underlying interest rates reflect market rates.

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
	(in thousands)
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
Foreign Currency Translation
The Company has direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect receivables at future dates in the customers’ local currencies and purchase finished goods in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts and options.
Comprehensive Income (Loss)
Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.
The components of comprehensive income (loss) for the Company include net income, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	As of December 31
	2004	2003
	(in thousands)
Unrealized loss on interest rate swap, net of tax	$(317)	$(606)
Equity adjustment from foreign currency translation	12,253	5,939

Accumulated other comprehensive income	$11,936	$5,333

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 1 – Significant Accounting Policies and Description of Business (cont’d)
Stock-Based Compensation
The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized for stock option awards granted with exercise prices at fair market value. Accordingly, no compensation expense has been recognized in the Company’s consolidated financial statements for incentive and non-qualified stock options granted to employees as the exercise price is equal to the market price on the date of grant. Stock based awards to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123).
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
If the computed fair value of the 2004, 2003 and 2002 awards had been amortized to expense over the vesting period of the awards, net income would have been as follows:

	2004	2003	2002
Net Income: As reported	$43,515	$32,949	$37,092

Add: Stock based employee cost as reported, net of tax effect	489	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effect	(3,582)	(3,071)	(3,639)

Pro forma	$40,422	$29,878	$33,453

Basic net income per share:
As reported	$0.64	$0.48	$0.54
Pro forma	$0.59	$0.44	$0.49

Diluted net income per share:
As reported	$0.63	$0.48	$0.53
Pro forma	$0.59	$0.44	$0.48

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 1 – Significant Accounting Policies and Description of Business (cont’d)
In March 2004, the Compensation and Stock Option Committee of the Company’s Board of Directors approved the accelerated vesting, as of December 31, 2004, of all unvested stock options that have an exercise price greater than $15.70. This accelerated vesting affected approximately 1,242,000 common stock options with a weighted average exercise price of $17.62. This acceleration resulted in the recognition of additional stock-based employee compensation of approximately $438,000, net of taxes, in the 2004 pro forma disclosure above and eliminates future compensation expense of approximately $691,000 that the Company would otherwise have recognized in its statements of income with respect to these options when FASB Statement No. 123 (R) becomes effective on July 1, 2005. No stock-based compensation pursuant to APB Opinion No. 25 was recorded in the Company’s consolidated financial statements as a result of the acceleration.
Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares vested and outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding, including non-vested restricted shares, and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2004, 2003 and 2002, the diluted weighted average common shares outstanding includes diluted shares for stock options totaling 657,000, 276,000 and 601,000, respectively. For the years ended December 31, 2004, 2003, and 2002, stock options of 1,364,000, 2,940,000 and 1,206,000, respectively, were excluded because their effect would be anti-dilutive.
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
New Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) and in December 2003, issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of APB No. 51” (“FIN No. 46 (R)”), which amended FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“APB No. 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The adoption of FIN No. 46 and FIN No. 46(R) did not have a material impact on the Company’s financial position or results of operations because the Company is not the beneficiary of any variable interest entities.

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
In December 2004, the FASB issued SFAS No. 123 (R) which requires that companies recognize compensation cost related to share based payment transactions in their financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instruments and will be recognized over the period that an employee provides service (usually the vesting period) in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) is effective beginning July 1, 2005. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 123 (R), which will result in additional compensation expense for remaining unvested stock options and will be affected by the number of future options granted.
Reclassifications
In 2004, the Company reclassified to net sales certain shipping and handling fees charged to customers from operating expenses to net sales, and reclassified certain freight costs from operating expenses to cost of good sold. The reclassified shipping and handling fees totaled $6.7 million, $6.5 million and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and have not been allocated to any specific product category or customer. In addition, the Company changed its accounting policy for freight costs resulting in the reclassification of $10.7 million, $10.9 million and $10.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, from shipping and warehousing expenses to cost of goods sold. The reclassification of certain freight costs to cost of good sold related to a change between accepted accounting principles, while the reclassification of shipping and handling fees to net sales was a change in accounting in order to comply with generally accepted accounting principles.
The Company’s net sales, cost of goods sold, shipping and warehousing expenses for the years ended December 31, 2004, 2003 and 2002, reflect the reclassifications described above.
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

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 2 – Inventories
Inventories at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(in thousands)
Raw materials	$29,219	$21,310
Finished goods	85,842	77,381

Total inventory	$115,061	$98,691

Note 3 – Property and Equipment
Property and equipment at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(in thousands)
Land	$8,953	$8,953
Buildings and leasehold improvements	100,042	92,537
Equipment and furniture	201,700	184,688
Tooling	26,995	24,024

	337,690	310,202
Less accumulated depreciation and amortization	(184,697)	(156,619)

Total property and equipment	$152,993	$153,583

Note 4 – Goodwill and Intangible Assets
Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of December 31, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Covenants not to compete	$4,290	$2,948	$4,284	$2,452
Distribution rights	3,567	1,921	3,567	1,615
Patents	4,108	2,032	3,740	1,689
Other identified intangible assets	923	379	877	238

Total	$12,888	$7,280	$12,468	$5,994

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

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 4 – Goodwill and Intangible Assets (cont’d)
Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
	(in thousands)
Balance, December 31, 2002	$1,574	$—	$11,692	$8,204	$21,470
Additions / adjustments:
Goodwill additions (1)	—	—	—	371	371
Changes due to foreign exchange rates	—	—	2,768	—	2,768

Balance, December 31, 2003	1,574	—	14,460	8,575	24,609
Additions / adjustments:
Goodwill additions (1)	—	—	—	422	422
Changes due to foreign exchange rates	—	—	668	—	668

Balance, December 31, 2004	$1,574	$—	$15,128	$8,997	$25,699

(1)	Reflects insignificant acquisitions made by the Company’s Iacon subsidiary in 2003 and 2004.
Note 5 – Accrued Liabilities
Accrued liabilities at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(in thousands)
Accrued employee compensation and benefits	$15,689	$14,188
Derivative liability	9,354	12,784
Other liabilities	14,540	10,012

	$39,583	$36,984

Note 6 – Income Taxes
The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the years ended December 31:

	2004	2003	2002
	(in thousands)
United States	$57,993	$50,101	$59,153
Foreign	6,312	589	(2,089)

	$64,305	$50,690	$57,064

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 6 – Income Taxes (cont’d)
The provision for income taxes for the years ended December 31, consists of the following:

	2004	2003	2002
	(in thousands)
Current:
Federal	$13,550	$12,937	$20,050
State	1,154	1,554	2,051
Foreign	2,670	4,469	1,390

	17,374	18,960	23,491

Deferred:
Federal	2,428	2,245	(942)
State	236	(207)	(65)
Foreign	752	(3,257)	(2,512)

	3,416	(1,219)	(3,519)

	$20,790	$17,741	$19,972

No provision has been made for U.S. federal, state, or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $15.6 million of undistributed earnings of foreign subsidiaries as of December 31, 2004, which have been or are intended to be permanently reinvested.
On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. If applicable, the Company may elect to apply this provision to qualifying earnings repatriations in either the calendar year 2004 or the calendar year 2005. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” which provided additional guidance surrounding the financial statement impact of the AJCA. Although FAS 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language and may decide to repatriate some level of earnings of its foreign subsidiaries in the future.
A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:

	2004	2003	2002
	(in thousands)
Tax at U.S. federal statutory rates	$22,508	$17,741	$19,972
State income taxes, net	904	815	1,217
U.S. export benefit, net of foreign tax rate differential	(1,668)	(1,256)	(1,268)
Other, net	(954)	441	51

	$20,790	$17,741	$19,972

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 6 – Income Taxes (cont’d)
Certain wholly-owned foreign subsidiaries have generated net operating losses within the foreign jurisdictions in which they operate. Total net operating losses, which relate to continuing operations in Latin America, Germany and Australia, were approximately $15,288,000 as of December 31, 2004 and $10,121,000 as of December 31, 2003. Approximately $4,821,000 of the net operating loss balance on December 31, 2004, which relates to Latin America, will begin to expire on December 31, 2006. The remaining $10,468,000 of the net operating loss balance at December 31, 2004, which relates to Germany and Australia, will carry forward indefinitely. The Company’s wholly-owned subsidiary in Mexico has generated tax credits related to asset taxes paid in lieu of income taxes. These credits, approximately $149,000 on December 31, 2004 and $120,000 on December 31, 2003, will begin to expire on December 31, 2009. The Company has included a valuation allowance against the entire balance of net operating losses and tax credits at December 31, 2004, as it does not expect these attributes to be utilized in the foreseeable future.
The deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Warranty reserve	$1,090	$1,038
Uniform capitalization	1,345	1,177
Sales returns reserve	1,493	2,016
Inventory	1,585	1,932
Allowance for doubtful accounts	523	481
Accrued fringe benefits and compensation	2,569	1,720
Restricted stock	342	—
Deferred revenue	1,859	1,054
Foreign tax credit	—	1,375
Foreign net operating loss and credit carryovers	5,315	3,352
Foreign unrealized gains/losses	3,482	4,675
Other	2,159	1,312

Total deferred tax assets	21,762	20,132

Deferred tax liabilities:
Depreciation and amortization	(9,820)	(7,788)
Other comprehensive income	(714)	(428)
Other	(1,325)	(746)

Total deferred tax liability	(11,859)	(8,962)

Net deferred tax assets	9,903	11,170
Less: valuation allowance	(5,315)	(3,352)

Net deferred tax assets, net of valuation allowance	$4,588	$7,818

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 6 – Income Taxes (cont’d)
The Company believes it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. At December 31, 2004, $3.7 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.
During 2004, the Company was under audit by the IRS for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly-owned foreign subsidiaries, Oakley UK and Oakley Europe. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company believes that its position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. The Company is continuing to protest this adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures. In the event that the Company does not prevail under protest, management expects that the adjustment should not have a material impact on the Company’s financial results because the Company has insurance in place which it believes will cover such adjustment and any associated expenses. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter.
Note 7 – Debt
Line of Credit
In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in September 2007. Borrowings under the line of credit are unsecured and bear interest at either LIBOR or IBOR plus 0.75% (3.14% at December 31, 2004) or the bank’s prime lending rate minus 0.25% (5.0% at December 31, 2004). At December 31, 2004, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2004, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.73% to 6.07%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.60% to 11.00%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $27.5 million, of which $17.5 million was outstanding at December 31, 2004.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 7 – Debt (cont’d)
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
The following schedule lists the Company’s scheduled annual principal payments on its long-term debt:

Years Ending
December 31,	(in thousands)
2005	$2,019
2006	1,957
2007	8,731
2008	—
2009	—
Thereafter	—

Total	$12,707

Note 8 – Commitments and Contingencies
Operating Leases
The Company is committed under noncancelable operating leases expiring at various dates through 2022 for certain offices, warehouse facilities, retail stores, production facilities and distribution centers. The following is a schedule of future minimum lease payments required under such leases as of December 31, 2004:

Years Ending
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
Rent expense for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

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
The Company has entered into several endorsement contracts with selected athletes and others who endorse the Company’s products. The contracts are primarily of short duration. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as follows:

Years Ending
December 31,	(in thousands)
2005	$6,735
2006	2,485
2007	1,240
2008	—
2009	—
Thereafter	—

Total	$10,460

Many of these contracts provide incentives based upon specific achievements. It is not possible to predict with any certainty the amount of such performance awards the Company will be required to pay in any given year. Such expenses, however, are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company.
Indemnities, Commitments and Guarantees
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2004, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.
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
The Company accounts for derivative instruments pursuant to SFAS 133. All derivative instruments, whether designated as cash flow hedges or not, are recorded on the balance sheet at fair value. For all qualifying and highly effective cash flow hedges, the change in the fair value of the derivative is recorded in accumulated other comprehensive income. For foreign currency derivative instruments not designated as cash flow hedges, the change in fair value of the derivative is recognized in each accounting period in cost of goods sold. Any realized gains and losses on such derivatives are recognized in cost of goods sold in the period the derivative instrument matures.
As of December 31, 2004, the fair value of the Company’s interest rate swap, which is designated as a cash flow hedge under SFAS 133, was a loss of approximately $497,000. The fair value of the Company’s foreign currency contracts at December 31, 2004, which are not designated as cash flow hedges, was a loss of approximately $8.9 million.
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

The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are respected global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At December 31, 2004, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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
Under the Plan, stock options are, in most cases, granted at an exercise price equal to the quoted market price of the Company’s stock at the time of grant. These options vest over periods ranging from one to four years and expire ten years after the grant date. At December 31, 2004, stock options for 3,553,968 shares were exercisable at prices ranging from $5.56 to $25.10.
Stock option activity for each for the three fiscal years ended December 31, was as follows:

	2004	2003	2002
Outstanding shares at January 1	4,808,020	3,905,227	3,495,306
Granted	58,332	1,080,697	702,250
Cancelled	(174,627)	(125,485)	(115,576)
Exercised	(351,762)	(52,419)	(176,753)

Outstanding shares at December 31	4,339,963	4,808,020	3,905,227

Exercisable shares at December 31	3,553,968	2,778,479	2,155,509

Average exercise price at January 1	$12.14	$13.16	$12.49
Granted	13.53	8.50	16.03
Cancelled	12.05	13.92	14.58
Exercised	9.76	9.38	10.20
Average exercise price at December 31	$12.52	$12.14	$13.16

Weighted average exercise price of exercisable options at December 31	$12.98	$12.25	$11.67

Weighted average fair value of options granted during the year	$4.53	$3.07	$8.33

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 10 — Shareholders’ Equity (cont’d)
Additional information regarding options outstanding as of December 31, 2004 is as follows:

		Options Outstanding		Options Exercisable
		Weighted Avg
		Remaining
Range of	Number	Contractual	Weighted Avg	Number	Weighted Avg
Exercise Prices	Outstanding	Life (yrs)	Exercise Price	Exercisable	Exercise Price
$ 5.56 — 8.75	1,102,157	7.18	$8.10	466,903	$7.09
$ 9.06 — 11.00	847,987	4.17	$10.39	809,734	$10.39
$11.29 — 13.33	1,160,620	3.68	$12.11	1,078,306	$12.08
$14.00 — 25.10	1,229,199	6.60	$17.74	1,199,025	$17.83
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
Note 11 — Employee Benefit Plan
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

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 12 — Related Party Information
Aircraft Lease
Prior to December 2003, the Company had access to an aircraft from a company controlled by Mr. Jannard (“Lessor”) pursuant to a lease under which the Company was obligated to make aggregate annual lease payments of $90,000, as well as bear all costs and expenses of operating and maintaining the aircraft. In October 2003, the Lessor returned the plane to the manufacturer due to operational issues and received a loaned plane in November 2003 to be used until a new plane was received. The Company subsequently terminated the lease agreement in December 2003 and entered into a new aircraft lease agreement which provides that the Company is responsible only for all costs and expenses of operating and maintaining the loaned plane, and is not responsible for making any lease payments for its use of the aircraft. At such time that the Lessor receives a new plane from the manufacturer, which is expected to occur in the fourth quarter of 2005, the Company has agreed to resume paying the lessor the aggregate annual lease payment of $90,000. During the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $1.8 million, $1.7 million and $1.8 million, respectively, in costs and expenses associated with the aircraft. The aircraft subject to the lease is principally used by Mr. Jannard. In March 2004, the Company and the Lessor entered into an Agreement and Mutual Release which provides that the Company shall be responsible for the payment of all ownership, personal property, use or similar tax and fees (the “Taxes”) arising out of or in connection with the Company’s lease of the aircraft, up to an aggregate of $125,000 per year. All remaining Taxes will be borne by the Lessor.
Reimbursable Costs
The Company periodically incurs costs on Mr. Jannard’s behalf for various personal matters unrelated to the business of Oakley. Mr. Jannard has a deposit with the Company to prepay any such items. This deposit is replenished on an ongoing basis as needed. At December 31, 2004 and 2003, the Company’s net liability to Mr. Jannard was approximately $208,000 and $101,000, respectively.
Trademark License Agreement.
In March 2000, the Company entered into a trademark license agreement with a limited liability company that is wholly-owned by Mr. Jannard (the “LLC”). Pursuant to this agreement, the LLC has assigned to the Company its right to purchase a truck and trailer to travel the National Hot Rod Association (“NHRA”) circuit and to sell certain products at NHRA sanctioned events and has agreed to place Oakley’s logo in prominent places on the automobile and crew members’ uniforms. In June 2002, the Company amended the agreement to provide certain additional rights in connection with the LLC’s sponsorship of Don Schumacher Racing. Pursuant to the amended agreement, the LLC will work with Schumacher in the entry of a funny car driven by Scotty Cannon and will provide the Schumacher race team with Oakley products, including sunglasses, apparel and accessories. Beginning in 2003, the LLC’s sponsorship of Don Schumacher Racing also included the entry of a funny car driven by Gary Scelzi. Under the agreement, the Company has agreed to pay to the LLC an annual fee of $100,000 for the placement of the logos as described above and to pay the LLC a royalty rate, ranging between 10% and 25%, on net revenues (after sales tax and returns) from sales by the Company of certain merchandise. In 2004, the Company paid royalties of approximately $18,000 to the LLC. Additionally, Oakley will pay the NHRA a royalty of 20% on net revenues of all merchandise sold. The Company will perform accounting services for the LLC as agreed upon by the Company and the LLC and will be compensated in cash for such services by the LLC at a fair market rate to be determined in good faith by the Company’s Board of Directors. The Company did not provide any accounting services for the LLC in 2004.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 13 — Segment and Geographic Information
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
Financial information for the Company’s reportable segments is as follows:

	2004
			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Net sales	$530,589	$72,409	$(17,530)	$585,468
Operating income	56,653	8,796	(107)	65,342
Identifiable assets	449,003	45,969	(11,864)	483,108
Acquisitions of property and equipment	24,248	6,137	—	30,385
Depreciation and amortization	28,897	2,982	—	31,879

	2003
			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Net sales	$487,767	$53,206	$(12,939)	$528,034
Operating income	47,844	4,266	(148)	51,962
Identifiable assets	410,569	40,280	(11,084)	439,765
Acquisitions of property and equipment	22,587	7,102	—	29,689
Depreciation and amortization	28,551	2,239	—	30,790

	2002
			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Net sales	$471,492	$32,623	$(8,024)	$496,091
Operating income	57,847	1,706	(846)	58,707
Acquisitions of property and equipment	25,406	7,196	—	32,602
Depreciation and amortization	27,140	1,438	—	28,578

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 13 — Segment and Geographic Information (cont’d)
The following table sets forth sales by segment:

	2004
			Total
	Wholesale	U.S. Retail	consolidated
Sales to third parties	$513,059	$72,409	$585,468
Inter-segment revenue	17,530	—	17,530

Gross sales	530,589	72,409	602,998
Less: eliminations	(17,530)	—	(17,530)

Total consolidated net sales	$513,059	$72,409	$585,468

	2003
			Total
	Wholesale	U.S. Retail	consolidated
Sales to third parties	$474,828	$53,206	$528,034
Inter-segment revenue	12,939	—	12,939

Gross sales	487,767	53,206	540,973
Less: eliminations	(12,939)	—	(12,939)

Total consolidated net sales	$474,828	$53,206	$528,034

	2002
			Total
	Wholesale	U.S. Retail	consolidated
Sales to third parties	$463,468	$32,623	$496,091
Inter-segment revenue	8,024	—	8,024

Gross sales	471,492	32,623	504,115
Less: eliminations	(8,024)	—	(8,024)

Total consolidated net sales	$463,468	$32,623	$496,091

Geographical regions representing 10% or more of consolidated net sales are summarized as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
United States	$304,955	$261,423	$258,775
Continental Europe	94,171	91,473	81,879
Other international	186,342	175,138	155,437

Consolidated total net sales	$585,468	$528,034	$496,091

The Company’s identifiable assets by geographical region are as follows:

	Year ended December 31,
	2004	2003
	(in thousands)
United States	$327,202	$292,261
Continental Europe	53,933	51,516
Other international	101,973	95,988

Consolidated total identifiable assets	$483,108	$439,765

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 13 — Segment and Geographic Information (cont’d)
The Company derives revenues from different product lines within its segments. Gross sales from external customers for each product line are as follows:

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
Note 14 — Restructure Charge
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
Note 14 — Restructure Charge (cont’d)
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

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 15 — Quarterly Financial Data (unaudited)
As described in Note 16, the following information has been restated.

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(in thousands, except share and per share data)
Year ended December 31, 2004, as restated:

Net sales (1)	$128,636	$153,826	$150,044	$152,962
Gross profit (1)	69,901	92,922	84,017	76,145
Income before provision for income taxes	8,420	28,547	17,883	9,455
Net income	5,698	19,318	12,101	6,398
Basic net income per share	$0.08	$0.28	$0.18	$0.09
Diluted net income per share	$0.08	$0.28	$0.18	$0.09
Diluted weighted avg shares	68,940,000	68,907,000	68,262,000	68,304,000

Year ended December 31, 2004, as previously reported:

Net sales (1)	$128,636	$153,826	$150,044	$152,962
Gross profit (1)	67,714	88,582	83,335	80,733
Income before provision for income taxes	6,399	24,186	17,232	13,584
Net income	4,223	15,963	11,373	9,991
Basic net income per share	$0.06	$0.23	$0.17	$0.15
Diluted net income per share	$0.06	$0.23	$0.17	$0.15
Diluted weighted avg shares	69,008,000	69,160,000	68,558,000	68,593,000

Year ended December 31, 2003, as restated:

Net sales (1)	$112,523	$145,703	$146,885	$122,923
Gross profit (1)	56,429	85,399	79,859	60,769
Income before provision for income taxes	2,909	26,517	19,257	2,007
Net income	1,891	17,236	12,517	1,305
Basic net income per share	$0.03	$0.25	$0.18	$0.02
Diluted net income per share	$0.03	$0.25	$0.18	$0.02

Year ended December 31, 2003, as previously reported:

Net sales (1)	$112,523	$145,703	$146,885	$122,923
Gross profit (1)	58,455	86,931	81,417	63,443
Income before provision for income taxes	4,935	28,049	20,794	4,985
Net income	3,208	18,232	13,516	3,240
Basic net income per share	$0.05	$0.27	$0.20	$0.05
Diluted net income per share	$0.05	$0.27	$0.20	$0.05

(1)	In connection with the Company’s reclassification of shipping and handling fees charged to customers (see Note 1 — Reclassifications) $1.5 million, $1.8 million and $1.9 million for the three quarters in the period ended September 30, 2004 and $1.3 million, $1.9 million, $1.9 million, and $1.4 million for the four quarters in the period ended December 31, 2003 were reclassified to net sales. As a result of this reclassification and the reclassification of certain freight costs to cost of sales, gross profit decreased by $1.1 million, $1.1 million and $0.8 million for the three quarters in the period ended September 30, 2004 and $1.0 million, $1.0 million, $1.1 million and $1.4 million for the four quarters in the period ended December 31, 2003, from amounts previously reported. These reclassifications had no impact on net income for 2004 or any prior period.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 16 – Restatement
Restatement
Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2004, management determined that the Company’s previous accounting for its foreign currency derivative instruments as qualifying cash flow hedges did not comply with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) due to lack of sufficient documentation at the inception of the hedges. As a result, the Company determined that the derivatives should have been accounted for at fair value, and the accompanying consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated from the amounts previously reported. While the impact of this restatement will change net income within the various periods covered, the cumulative impact on net income over the life of each derivative instrument is the same under both the fair value (restated) and previous (hedge) accounting treatments.
This correction in the accounting for its derivative instruments had no impact on the Company’s net sales, net cash flows, cash balances, debt covenant compliance or dividends.
In addition, the Company also corrected the classification of approximately $10.7 million and $7.3 million for the years ended December 31, 2004 and 2003, respectively, of identifiable assets between geographical regions under its segment and geographical information in Note 13 to the Notes to Consolidated Financial Statements.
The Company also corrected its statements of cash flows to properly exclude accrued capital additions from “acquisitions of property and equipment” and “change in accounts payable” to show the amounts of $0.8 million, $0.1 million and $0.4 million as non-cash investing activities for the years ended December 31, 2004, 2003 and 2002, respectively.
The Company determined that it did not properly reflect the elimination of a transaction with one of its subsidiaries, which resulted in an overstatement of $0.7 million in “other assets” and “accumulated other comprehensive income (loss)” as of December 31, 2004 and an increase in other comprehensive income.
Management also determined that the previously reported diluted weighted average common share information as of December 31, 2004 was overstated by 222,000 shares, or 0.3%, as the Company did not correctly apply the treasury stock method for calculating earnings per share with respect to the non-vested portion of the restricted stock shares.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 16 – Restatement (cont’d)
A summary of the significant effects of the restatement is as follows:

As of December 31,	2004
	As Previously		As
	Reported	Adjustments	Restated
Deferred income taxes (current)	$10,202	$3,993	$14,195
Prepaid expenses and other current assets	9,141	(54)	9,087
Total current assets	292,951	3,939	296,890
Deferred income taxes (non-current)	1,027	(1,027)	—
Other assets	6,379	(681)	5,698
Total assets	480,877	2,231	483,108
Income taxes payable	2,406	(79)	2,327
Total current liabilities	97,494	(79)	97,415
Deferred income taxes (non-current)	6,684	2,923	9,607
Retained earnings	328,312	(5,570)	322,742
Accumulated other comprehensive income	6,979	4,957	11,936
Total shareholders’ equity	366,011	(613)	365,398
Total liabilities and shareholders’ equity	480,877	2,231	483,108

	2003
	As Previously		As
	Reported	Adjustments	Restated
Deferred income taxes (current)	$9,965	$5,662	$15,627
Total current assets	247,286	5,662	252,948
Deferred income taxes (non-current)	781	(781)	—
Total assets	434,884	4,881	439,765
Income taxes payable	9,954	(13)	9,941
Total current liabilities	92,754	(13)	92,741
Deferred income taxes (non-current)	2,884	4,925	7,809
Retained earnings	296,970	(7,535)	289,435
Accumulated other comprehensive income (loss)	(2,171)	7,504	5,333
Total shareholders’ equity	326,604	(31)	326,573
Total liabilities and shareholders’ equity	434,884	4,881	439,765

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 16 – Restatement (cont’d)

		Change in Value
	As Previously	of Derivative	As
Year Ended December 31, 2004	Reported	Instruments	Restated
Cost of goods sold	$265,104	$(2,621)	$262,483
Gross profit	320,364	2,621	322,985
General and administrative	65,511	(283)	65,228
Total operating expenses	257,926	(283)	257,643
Operating income	62,438	2,904	65,342
Income before provision for income taxes	61,401	2,904	64,305
Provision for income taxes	19,851	939	20,790
Net income	41,550	1,965	43,515
Basic net income per share	$0.61	$0.03	$0.64
Diluted net income per share	$0.60	$0.03	$0.63
Diluted weighted average common shares	68,832,000	68,610,000	68,610,000

		Change in Value
	As Previously	of Derivative	As
Year Ended December 31, 2003	Reported	Instruments	Restated
Cost of goods sold	$237,788	$7,790	$245,578
Gross profit	290,246	(7,790)	282,456
General and administrative	58,918	283	59,201
Total operating expenses	230,211	283	230,494
Operating income	60,035	(8,073)	51,962
Income before provision for income taxes	58,763	(8,073)	50,690
Provision for income taxes	20,567	(2,826)	17,741
Net income	38,196	(5,247)	32,949
Basic net income per share	$0.56	$(0.08)	$0.48
Diluted net income per share	$0.56	$(0.08)	$0.48

		Change in Value
	As Previously	of Derivative	As
Year Ended December 31, 2002	Reported	Instruments	Restated
Cost of goods sold	$222,845	$5,454	$228,299
Gross profit	273,246	(5,454)	267,792
General and administrative	52,335	—	52,335
Operating income	64,161	(5,454)	58,707
Income before provision for income taxes	62,518	(5,454)	57,064
Provision for income taxes	21,881	(1,909)	19,972
Net income	40,637	(3,545)	37,092
Basic net income per share	$0.59	$(0.05)	$0.54
Diluted net income per share	$0.59	$(0.06)	$0.53

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, 2002
Note 16 – Restatement (cont’d)

		Change in Value
	As Previously	of Derivative	Other	As
Year Ended December 31, 2004	Reported	Instruments	Adjustment	Restated
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$2,220	$(1,931)	$—	$289
Foreign currency translation adjustment	6,930	—	(616)	6,314
Other comprehensive income (loss)	9,150	(1,931)	(616)	6,603

		Change in Value
	As Previously	of Derivative	Other	As
Year Ended December 31, 2003	Reported	Instruments	Adjustment	Restated
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$(4,088)	$4,404	$—	$316
Foreign currency translation adjustment	12,151	(33)		12,118
Other comprehensive income	8,063	4,371	—	12,434

		Change in Value
	As Previously	of Derivative	Other	As
Year Ended December 31, 2002	Reported	Instruments	Adjustment	Restated
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$(4,181)	$3,569	$—	$(612)
Foreign currency translation adjustment	2,378	28		2,406
Other comprehensive income (loss)	(1,803)	3,597	—	1,794

OAKLEY, INC. and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
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

OAKLEY, INC.

By:	/s/ D. Scott Olivet D. Scott Olivet
Chief Executive Officer
Date: March 31, 2006
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Scott Olivet	Chief Executive Officer (Principal Executive Officer)	March 31, 2006
D. Scott Olivet

/s/ Richard Shields	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
Richard Shields

/s/ Jim Jannard	Chairman of the Board of Directors	March 31, 2006
Jim Jannard

/s/ Link Newcomb	Chief Operating Officer and Director	March 31, 2006
Link Newcomb

/s/ Tom Davin	Director	March 31, 2006
Tom Davin

/s/ Mary George	Director	March 31, 2006
Mary George

/s/ Colombe Nicholas	Director	March 31, 2006
Colombe Nicholas

/s/ Michael Puntoriero	Director	March 31, 2006
Michael Puntoriero

/s/ Greg Trojan	Director	March 31, 2006
Greg Trojan

/s/ Frits van Paasschen	Director	March 31, 2006
Frits van Paasschen

10.22(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Tom George.

10.23(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Donna Gordon.

10.24(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Scott Bowers.

10.25(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jon Krause.

10.26(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Kent Lane.

10.27(14)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Carlos Reyes.

10.28(15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Irene Miller.

10.29(15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Abbott Brown.

10.30(15)	Indemnification Agreement, dated March 26, 2003, between Oakley, Inc. and Lee Clow.

10.31 (16)	Aircraft Lease Agreement, dated December 18, 2003, between Oakley, Inc. and N2T, Inc.

10.32 (16)	Indemnification Agreement, dated February 12, 2004, between Oakley, Inc. and Thomas Davin.

10.33 (17)	Agreement and Mutual Release, dated March 5, 2004, between N2T, Inc. and Oakley, Inc.

10.34 (17)	Severance Agreement, dated March 5, 2004, between Link Newcomb and Oakley, Inc.

10.35 (17)	Executive Severance Plan effective as of January 1, 2004

10.36 (17)	Officer Severance Plan effective as of January 1, 2004

10.37 (18)	Third Amended and Restated Credit Agreement, dated August 19, 2004 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, Swing Line Lender and the lenders named therein.

10.38 (18)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Cosmas N. Lykos.

10.39 (18)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Mary George.

10.40 (19)	Indemnification Agreement, dated January 1, 2005, between Oakley, Inc. and Michael J. Puntoriero.

21.1(19)	List of Material Subsidiaries

23.1(20)	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1(20)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(20)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(20)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1995.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(4)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(5)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(6)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(7)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(8)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(9)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1999.

(10)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1999.

(11)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2000.

(12)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2000.

(13)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2002.

(14)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2002.

(15)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2003.

(16)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2003.

(17)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2004.

(18)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2004.

(19)	Previously filed on March 16, 2005 with the Form 10-K of Oakley, Inc. for the year ended December 31, 2004.

(20)	Filed herewith.

Exhibit Index

3.1(1)	Articles of Incorporation of the Company

3.2(8)	Amended and Restated Bylaws of the Company

3.3(3)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.4(8)	Amendment No. 1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and Restated Bylaws of Oakley, Inc.

10.1(2)	Agreement, dated July 17, 1995, between Oakley, Inc. and Michael Jordan

10.2(4)	Reciprocal Exclusive Dealing Agreement dated March 11, 1997 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment)

10.3(4)	Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.4(5)	Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.5(5)	Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.6(5)	Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.7(5)	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.8(6)	Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.

10.9(7)	Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.10(7)	Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.11(9)	Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

10.12(9)	Oakley, Inc. Amended and Restated Executive Officers Performance Bonus Plan

10.13(10)	Second Amended and Restated Employment Agreement, dated January 1, 2000, between Thomas George and Oakley, Inc.

10.14(11)	Employment Agreement, dated October 1, 2000, between Tomas Rios and Oakley, Inc.

10.15(12)	Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc.

10.16(12)	Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc.

10.17(13)	Amendment to Trademark License Agreement, dated June 1, 2002, between Y, LLC and Oakley, Inc.

10.18(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jim Jannard.

10.19(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Link Newcomb.

10.20(14)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Colin Baden.

10.21(14)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Tommy Rios.