Form 10-K
period 2005-12-31
OAKLEY INC
filed 2006-03-31
CIK 946356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 1-13848

Oakley, Inc.
(Exact name of registrant as specified in its charter)

Washington	95-3194947
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Icon, Foothill Ranch, California	92610
(Address of principal executive offices);	(ZIP Code)
Registrant’s telephone number, including area code:
(949) 951-0991
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Aggregate market value of the Registrants common stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on the New York Stock Exchange on June 30, 2005: $423,332,472
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on March 28, 2006: 69,001,946 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2006 Annual Shareholders Meeting are incorporated by reference into Part III herein

Oakley, Inc.

Part I
Item 1. Business
General
Oakley, Inc. is a Washington corporation that commenced operations in 1977 and began to sell sunglasses in 1984. As used in this report, the terms “we”, “us”, “Oakley” and the “Company” refer to Oakley, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. Our Internet address is www.oakley.com. On our investor relations website, located at investor.oakley.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the SEC): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act). All such filings on our investor relations website are free of charge. Also available on our investor relations website are the charters of the committees of our board of directors, as well as our corporate governance guidelines, code of business conduct and code of ethics for chief executive and chief financial officers. Copies of any of these documents will be provided in print to any shareholder who submits a request in writing to Corporate Secretary, Oakley, Inc., One Icon, Foothill Ranch, California, 92610.
Our principal business activity is the design, development, manufacture, distribution and worldwide marketing of innovative consumer products including high-performance eyewear (sunglasses, prescription eyewear, goggles and electronically enabled eyewear), apparel, footwear, watches and accessories. We believe a principal strength of the Company is our ability to develop products that demonstrate superior performance and aesthetics through proprietary technology, manufacturing processes and styling. We hold 545 patents and 1,106 trademarks worldwide that protect our designs and innovations. We sell our products to retail accounts, through Oakley-owned O Stores®, Vaults™, through more than 100 mall-based sunglass specialty stores in the U.S., and through a mix of independent distributors and licensees in more than 100 countries. We manufacture and assemble the majority of our eyewear products at our manufacturing facility located at our headquarters in Foothill Ranch, California. We utilize third-party manufacturers located in the United States and abroad to produce our internally designed apparel, electronically enabled eyewear products, footwear, watches, certain goggles and accessories.
Our historical success is attributable, in part, to the introduction of products that are perceived to represent an improvement in performance over products available in the market and that also contain innovative leading-edge styling. We believe our future success will depend, in part, upon our continued ability to develop and introduce such innovative products, although there can be no assurance of our ability to do so. The consumer products industry is highly competitive and is subject to rapidly changing consumer demands and preferences, affecting companies that misjudge such preferences. We compete with numerous domestic and foreign designers, brands and manufacturers of high-performance eyewear, apparel, footwear, watches and accessories, some of which have greater financial and marketing resources than we do. We believe that in order to retain and grow market share, we must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service although there can be no assurance of our ability to do so.

Recent Developments
On February 8, 2006, the Company announced the acquisition of privately held Oliver Peoples, Inc., which designs, produces and sells luxury eyewear. Through this acquisition, Oakley acquired Oliver Peoples’ three eyewear brands: Oliver Peoples®, Mosley Tribes®, and the licensed Paul Smith® eyewear brand. The acquisition’s aggregate purchase price of up to $55.7 million is subject to post closing adjustments and includes the assumption of approximately $5.0 million of debt and up to $4.0 million in contingent future incentive payments.
On March 14, 2006, the Company announced that it had signed a definitive agreement to purchase all of the outstanding stock of the privately held Optical Shop of Aspen and its parent company “OSA Holding, Inc.” The Optical Shop of Aspen operates 14 luxury optical retail locations. The Company expects to close this transaction before June 30, 2006.
Products and Technology
Oakley’s performance sunglasses, goggles, apparel and footwear are designed for men and women primarily for use during or in conjunction with a variety of sports, including: baseball, cycling, football, golf, hiking, hockey, motor sports, running, skiing, snowboarding, surfing, and other athletic, recreational and outdoor activities. A large percentage of our performance products are also worn for casual or leisure purposes. We also design some of our sunglasses, prescription eyewear, apparel, accessories, footwear and watches specifically for casual lifestyle wear. With all of our products, we place considerable emphasis on innovative materials and technology, individualistic design and high quality construction.
Optics Products
Oakley branded optics products, including sunglasses, goggles, prescription eyewear and electronically enabled eyewear, feature our patented High Definition Optics® (HDO®) which we believe offer consumers the best available optical clarity based on tests that measure clarity, refractive power and prism and standardized test criteria established specifically for eyewear by the American National Standards Institute (ANSI) and the American Society for Testing and Materials (ASTM).
Of our 545 patents, some of our most important are those that guard our proprietary innovations in dual-spherical lens technology and the associated optical advances, as well as innovations in frame design and functionality. The proprietary technologies employed in lens cutting, etching and coatings, as well as our significant investment in specialized equipment, are matched with exclusive formulations of production materials to achieve the superior optical quality, safety and performance of Oakley eyewear.
HDO® encompasses a full range of Oakley innovations which we believe provides the best optical performance available. Various combinations of our patented technologies, materials and processes are included in our HDO® products including:
XYZ Optics® — A lens technology involving precise geometric orientation that provides optical correction on three axes by allowing light to be received over essentially the full range of vision and minimizing distortion caused by disparate refraction along that range. This technology allows for wrapped, raked-back lens configurations that enhance peripheral vision and protection against sun, wind and side impact.

Polaric Ellipsoid® — A lens geometry technology we developed specifically for toroidal lenses (that use different measurements for top-to-bottom vs. side-to-side curvature). This technology allows for single-lens sports shields that provide enhanced coverage and protection while reducing distortion at all angles of vision. Our patents related to this proprietary geometry expired in 2004, but we do not believe their expiration has had a material impact on our business.
Plutonite® — A proprietary lens material that inherently blocks out the damaging rays of ultraviolet (UV) including 100% of all UVA, UVB, UVC and harmful blue light up to 400nm and is used to produce lenses of extremely high durability, low weight, with superior impact protection and exceptional optical clarity.
Iridium® — A metallic oxide that improves contrast, thereby enhancing perception of detail. We offer consumers a full spectrum of Iridium® lens coatings that allows them to customize the light transmission characteristics of their lenses for different light conditions.
Polarized Lenses — To maintain precision optics, we use a proprietary lens technology that molecularly fuses a polarized filter between thin Plutonite® surfaces. We then injection mold liquid Plutonite® onto the filter to create a true polarized lens with patented XYZ Optics® and superior optical clarity.
We benchmark the performance of our HDO® products against ANSI optical performance standards. We believe the performance of our HDO® products is unsurpassed in these tests:
Clarity Test — This test measures how distinct and sharp an image appears when viewed through a lens. Images blur as distance increases. Without HDO®, distortion occurs at a much shorter viewing distance. HDO® maintains clarity at greater viewing distances, thanks to precision technologies and materials that surpass all conventional eyewear.
Refractive Power Test — This test measures how much lenses unnecessarily magnify images resulting in unwanted visual distortion. HDO® offers the highest possible level of optical clarity virtually eliminating the distortion caused by magnification.
Prism Test — This test measures how lenses bend light and make objects appear shifted from their true position. HDO® technology virtually eliminates light bending, so objects appear at their true position and each eye sees the same image resulting in reduced eye fatigue.
We also apply considerable design and engineering efforts toward the design and development of innovative frames to enhance performance, durability, styling, fit and comfort. Our frames are constructed of a variety of lightweight metal alloys, lightweight synthetics or proprietary metal blends produced with a unique metallurgical process.
Oakley is the exclusive worldwide licensee of Fox Racing Inc. (Fox) for sunglasses and goggles. We design, develop and manufacture these products in cooperation with Fox and are responsible for worldwide marketing and distribution. These products are sold primarily to motorsports specialty retail locations, sunglass specialty stores and through our own retail stores.

The Company also maintains a majority ownership interest in Dragon Optical, Inc. which designs, develops, manufactures and distributes a line of sunglasses and goggles specifically targeted to the surf and skate market. These products are sold primarily to surf specialty retail locations, sunglass specialty stores and through our own retail stores.
In 2005, 2004 and 2003, sunglass sales accounted for approximately 48.6 percent, 50.6 percent and 54.7 percent of total gross sales, respectively.
Goggles and Shields
We design, develop, manufacture and distribute a line of goggles for use by motocross, snow and water sports enthusiasts. Our goggles feature Oakley’s patented HDO® providing consumers with excellent optical clarity. Our goggles also feature scratch-resistant Plutonite® or Lexan lenses, conical frames and multi-layered face foams for added comfort and durability. For 2005, 2004 and 2003, goggles sales represented approximately 6.1 percent, 6.3 percent and 6.4 percent of total gross sales, respectively.
We also design, manufacture and market optically correct protective hockey and football face shields. Oakley branded hockey masks are distributed under an exclusive, worldwide distribution agreement with Sport Maska, Inc. In addition, we license Oakley’s patented technology to Mission/Itech, which manufactures and sells an “ITech” branded hockey face shield and pays us a per-unit royalty.
Prescription Frames and Lenses
We design, manufacture, sell and distribute a growing line of ophthalmic frames as well as prescription lenses which feature our patented HDO®. Most of our high-wrap sunglass frames can also be custom built with Oakley prescription lenses. We estimate our prescription products are sold in approximately 10,000 retail stores around the world. In 2005, 2004 and 2003, prescription eyewear represented approximately 7.2 percent, 7.7 percent and 7.5 percent of total gross sales, respectively.
Electronically Enabled Eyewear
We design and distribute a limited line of electronically enabled eyewear incorporating digital music playback capability (MP3 files) and Bluetooth® wireless technology in integrated designs. The Company’s Bluetooth® enabled eyewear was developed in collaboration with Motorola, Inc. (Motorola) and is distributed by Motorola for sale through retail locations of leading cellular service providers. In addition, we sell our electronically enabled products at our own retail stores and wholesale accounts. We launched our first electronically enabled eyewear product in November 2004. In 2005 and 2004, electronic products accounted for approximately 5.4 percent and 3.2 percent of total gross sales, respectively.
Apparel, Footwear and Accessories Products
Apparel and Accessories
We design, develop and market an assortment of men’s and women’s apparel products, including styles designed for golf, mountain bike, surf, snow and other athletic lifestyles. We outsource production. We utilize core technologies to build technical apparel featuring innovations that enhance durability, performance and comfort for use during professional competitions, and then translate those innovations into products that are made available to the general public. In 2005, 2004 and 2003, sales of apparel and accessories accounted for approximately 15.8 percent, 15.3 percent and 13.4 percent of total gross sales, respectively.

Footwear
We design and market innovative, performance-inspired footwear emphasizing superior performance, fit, durability and functionality. We outsource production. In 2005, 2004 and 2003, footwear represented approximately 4.6 percent, 5.2 percent and 6.4 percent of total gross sales, respectively.
Watches
We design, assemble and distribute a comprehensive line of premium watches with a design emphasis on sculpture and styling. We outsource production. As with our other products, our watches employ innovative blends of specialized materials to enhance performance, comfort and durability. Our timepieces are sold to premium watch retailers and at our own retail stores. Watch sales represented approximately 2 percent of total gross sales in each of 2005, 2004 and 2003.
Product Line and Brand Extensions
We may introduce product line extensions and new product lines in the future and develop innovations targeted to attract additional consumers to our global brands. To take advantage of unique opportunities, we may, from time to time, manufacture private-label or other sunglasses for other companies and market and sell sunglasses under brand names other than “Oakley.” We may also consider acquisition opportunities that we believe will enhance or complement the Oakley brand or add breadth to our product offerings. In addition, the company has licensed, and may further license, its intellectual property rights to others in optical or other product categories.
Product Design and Development
We believe that our research and development efforts are a key factor in our past and future success. We develop and employ innovative technology, materials and processes in the design, development and manufacturing of our products. To date, we have chosen to design our products using primarily in-house staff because we believe this helps speed the concept-to-market timeline and preserve brand image and authenticity, bringing greater respect and demand for our products over the long term.
Throughout their development, all of our eyewear products undergo extensive testing against standards established specifically for eyewear by ANSI and ASTM. These standards relate to product safety and performance and provide quantitative measures of optical quality, UV protection, light transmission and impact resistance. In addition, we perform a broad range of durability and mechanical integrity tests on our eyewear coatings that include extremes of UV, heat, condensation and humidity. Our apparel, accessories and footwear are tested against strict guidelines established by the ASTM and other industry authorities to ensure quality, performance and durability. All of our products are designed with the goal of meeting or exceeding their respective industry standards for safety, performance and durability. Research and development expenses during the years ended December 31, 2005, 2004 and 2003 were $17.9 million, $16.0 million and $14.3 million, respectively.
Manufacturing and Sourcing
Our headquarters and principal manufacturing facility is located in Foothill Ranch, Orange County, California, where we assemble and produce most of our eyewear products. We have a second manufacturing facility located in Dayton, Nevada, where we produce all of our X-Metal® eyewear products. Fluctuations in manufacturing volumes in response to changing levels of demand can have an effect on our gross profit margins.

At each of our manufacturing facilities, we own, operate and maintain most of the equipment used in manufacturing our eyewear products. Much of the equipment used in the manufacture of Oakley products has been specially designed and adapted for the processes we use. Components and processes that are unlikely to add significant value are contracted to outside vendors.
Our state-of-the-art manufacturing practices allow for quick response to customer demand, offer protection against piracy and enable us to produce products in accordance with our strict quality-control standards. We believe our ability to build customized eyewear products to meet individual consumer demand for unique combinations of frame, lens and lens coating and to deliver those products in less than 48 hours is a distinct competitive advantage.
We operate three lens labs where we surface prescription lenses – one at our Foothill Ranch headquarters facility, one in Ireland and one in Japan. These labs provide our prescription lenses to the North and South American, European and Asian markets, respectively, enabling us to achieve quick turnarounds, better quality control and higher optical standards.
We have built strong relationships with our major suppliers. With most suppliers, we maintain agreements that prohibit disclosure of any of Oakley’s proprietary information or technology to third parties. Although we rely on outside suppliers for most of the specific molded components of our glasses, goggles, watches and footwear, we retain substantial ownership of all molds used in the production of the components. We believe that most components can be obtained from one or more alternative sources within a relatively short period of time, if necessary or desired. In addition, to further mitigate risk, we have developed an in-house injection molding capability for sunglass frames.
We utilize third-party manufacturers to produce our internally designed apparel, technology enabled eyewear, footwear, watches and certain goggles.
Product Distribution
U.S. Wholesale
Oakley products are distributed in the United States through a base of retail accounts that fluctuates between approximately 8,500 and 10,000 accounts, comprising approximately 15,000 to 17,000 locations depending on seasonality of summer and winter products. Oakley’s store base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow, skate, golf and motorcycle stores, sporting goods stores and department stores.
Our sales organization is comprised of a combination of Oakley employees and independent sales representatives. Relationships with our large international, national and regional accounts are managed and serviced by Oakley employees. Independent sales representatives service the remaining base of specialty stores that carry our various product categories.
In 2005, 2004 and 2003, wholesale net sales in the United States accounted for approximately 37.4 percent, 39.7 percent and 39.4 percent of total net sales, respectively.

Retail and Internet
At December 31, 2005, we owned and operated 35 Oakley retail stores in the United States under the O Store® name that offer a full range of Oakley products. These stores are designed and merchandised to immerse consumers in the Oakley brand through innovative use of product presentation, graphics, audio and visual elements. In addition to these full-priced retail venues, we operated nine Oakley Vaults®, our outlet store concept, featuring discontinued and excess seasonal Oakley branded merchandise in addition to newer products priced at full retail. Our retail stores are located in some of the nation’s most prestigious malls and average approximately 2,500 square feet in size.
We also own Iacon, Inc., a sunglass specialty retail chain, which as of December 31, 2005, operated 105 stores in the U.S., making it the second largest sunglass specialty chain in North America. These stores are located in premium malls throughout the United States, with a concentration primarily in the Sun Belt regions. Oakley branded and licensed products, including Oakley, Dragon, and Fox eyewear, accounted for approximately 31.2 percent, 32.3 percent and 31.3 percent of Iacon net sales in 2005, 2004, and 2003 respectively. During 2005, we added 22 new locations and intend to continue expanding these retail concepts in the United States.
Internationally, the Company owned and operated seven O Stores® and Oakley Vaults® at December 31, 2005 with an additional 13 licensed retail locations throughout the world.
     Oakley Operated Retail Stores:

	At December 31,
	2005	2004
Oakley Branded
U.S.	44	36
International	7	5

Sunglass Specialty
U.S.	105	83
In 2005, 2004 and 2003, sales through Oakley owned retail stores accounted for approximately 15.6 percent, 12.4 percent and 10.1 percent of total net sales, respectively.
We use the internet as a complementary channel to retail and international distribution, allowing consumers to purchase Oakley products as efficiently as possible. Our corporate website (www.oakley.com) is fully e-commerce-capable and features a broad selection of Oakley products for delivery to U.S., Canadian and Australian customers. We believe the site also serves to increase consumer awareness of the Oakley brand, improve customer service and increase sales through retail and e-commerce channels.
The Company has implemented SAP’s order processing, manufacturing, inventory management, distribution and finance modules in its key worldwide locations in the United States and most major international offices. This has created an efficient, streamlined supply-chain process capable of providing same-day or next-day shipping of in-stock orders.

International
Oakley’s products are currently sold in more than 100 countries outside the United States. We sell our products through subsidiary offices in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom. Our employees at these subsidiaries perform sales, marketing, advertising, customer service, shipping and accounting functions. In countries not serviced by our subsidiaries, Oakley products are sold through independent distributors who possess local expertise. These distributors sell Oakley products either exclusively or with complementary products and agree to comply with our marketing philosophy and practices and receive extensive training regarding such philosophies and practices. For information regarding the Company’s operations by geographic region, see Note 13 in Notes to Consolidated Financial Statements.
In 2005, 2004 and 2003, international net sales accounted for 47.0 percent, 47.9 percent and 50.5 percent of total net sales, respectively.
Seasonality
Historically, our aggregate sales have been highest in the period from March to September, the period during which sunglass purchase and use is typically highest in the Northern Hemisphere. As a result, operating margins are typically higher in the second and third quarter and lower in the first and fourth quarters, as fixed operating costs are spread over the differing levels of sales volume. In anticipation of seasonal increases in demand, we typically build sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower.
Sales of our apparel, footwear and accessories products, which generate lower gross profits, are generally lowest in the second quarter, causing second quarter gross profit to typically be the highest of the year. Although our business generally follows this seasonal trend, product category introductions, including apparel, accessories, footwear, watches, and our retail and international expansion, have partially mitigated the impact of seasonality.
Principal Customers
During 2005, 2004 and 2003, net sales to our largest ten customers, including international distributors, accounted for approximately 19.1 percent, 18.9 percent and 17.6 percent of total net sales, respectively. Net sales to our largest single customer, Luxottica Group S.p.A. (Luxottica) and its affiliates, including Sunglass Hut, accounted for approximately 7.0 percent, 7.6 percent and 8.9 percent of total net sales in 2005, 2004 and 2003, respectively.
In December 2004, we entered into a one-year commercial agreement with Luxottica that established the commercial terms applicable for 2005 between the two companies. This agreement expired in December 2005 and has not yet been replaced with a new commercial agreement. Since the expiration of the 2005 agreement, we have continued to receive and fulfill orders from Luxottica under the terms contained in the 2005 agreement. We believe we have a good relationship with Luxottica and that Oakley products play an important role in Luxottica’s multi-branded assortment throughout its worldwide retail network as do Luxottica products within our own retail business. We are currently engaged in discussions with Luxottica to establish a new commercial agreement, but there can be no assurances as to the future of our relationship with Luxottica or the likelihood that a new contract will be agreed upon.

Backlog
At December 31, 2005, the Company had a backlog of $51.7 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $12.0 million, compared to a backlog of $55.3 million, including backorders of $10.5 million, at December 31, 2004. The backlog reflects a significant decline in spring apparel and footwear orders, partially offset by a substantial increase in eyewear orders. Historically, we have generally shipped most eyewear orders within one day of receipt, with longer lead times for our other pre-booked product categories. Unshipped orders are cancellable by the customer without penalty. While we believe our backlog represents firm orders, and we expect to fulfill substantially all of these orders in the current fiscal year, we can not guarantee that order cancellations will not reduce the amount we fulfill from the December 31, 2005 backlog.
Marketing and Promotions
Oakley retains significant control over its advertising and sports marketing programs and believes that its ability to deliver a consistent, well-recognized advertising message targeting key consumer segments is important to the growth and maintenance of Oakley’s brand strength. We attribute much of our historic success to the use of less conventional marketing methods, including sports marketing, grassroots sports events, targeted product allocations and in-store display aids.
We use sports marketing extensively to achieve exposure that results in strong brand recognition and authenticity on a global level. We believe the exposure generated by athletes wearing our products during competition and in other media appearances serves as a more powerful endorsement of product performance and style than traditional commercial endorsements.
We also develop and execute integrated advertising campaigns targeting athletic, technical and lifestyle publications, outdoor media, in-mall billboards and point-of-sale displays in all of our key markets. In addition, during key seasonal selling periods, we execute direct marketing programs to augment our advertising and sports marketing efforts. Our direct marketing programs consist primarily of several brand catalogs mailed directly to consumers in key markets, enhancements to our website and Internet tie-ins and public relations programs designed to secure editorial exposure for new product inventions and technologies.
Intellectual Property
We utilize trademarked logos, names and attributes on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, in identifying the Company and in distinguishing our products from competitors’ products. We consider the Oakley® trademark and our ellipse shaped logo to be among our most valuable assets and we have registered these trademarks in over 105 countries. In addition, we own many other trademarks that we utilize in marketing our products.
The following table reflects data as of December 31, 2005 concerning the Company’s intellectual property:

	Number of
	Utility/Design Patents		Number of Trademarks
	Issued	Pending	Issued	Pending
United States	175	55	153	100
International	370	131	953	162

Over the next four years, 36 U.S. patents and 78 international patents that we currently hold will expire. Although we may continue to use the technology underlying some of these patents, the expiration of these patents is not expected to have a material impact on our operations for a variety of reasons, including that many of the patents relate to the design or production of products that we either no longer produce or that do not represent a significant portion of our sales. In addition, we utilize other proprietary technologies and precision manufacturing processes in the production of our products, which also reduce the risks associated with the expiration of our patents. The remainder of our patents will expire starting in 2009.
We aggressively assert our rights under patent, trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and where appropriate, litigation against those who are, in our opinion, infringing these rights. We have filed suit against a number of competitors to enforce certain of our patents and trademarks and have developed a reputation in the consumer products industry as a vigorous defender of our intellectual property rights. This reputation acts as a deterrent against the introduction of potentially infringing products by competitors and counterfeiters.
We dissuade counterfeiting through active monitoring of the marketplace by our anti-counterfeiting personnel and other employees and through services provided by outside firms that specialize in anti-counterfeiting measures. Our sales representatives, distributors and retailers have also proven to be effective watchdogs against infringing products, frequently notifying us of suspicious products and assisting law enforcement agencies. Our sales representatives are educated on Oakley’s patents and trade dress and assist in preventing infringers from obtaining retail shelf space.
We intend to continue asserting our intellectual property rights against infringers.
Employees
We employed approximately 2,900 full-time regular employees worldwide as of December 31, 2005. We believe that our employees are among our most valuable resources and have been a key factor in the success of Oakley’s products. The Company is not a party to any organized labor agreements and none of its employees are represented by a labor union. We consider our relationship with our employees to be good and have never experienced a work stoppage due to labor disagreements.
Competition
The consumer product markets in which we compete are each keenly competitive in the United States and on a worldwide basis. The intense competition and rapid changes in technology and consumer preferences in the markets for these products constitute significant risk factors in our operations. We believe our innovative technology and design, integrated sunglass manufacturing capabilities, effective brand and product marketing efforts and vigorous protection of our intellectual property rights are important aspects of competition and are among our primary competitive advantages.
In the non-prescription sports eyewear market, we compete with mostly smaller sunglass and goggle companies in various niches of the sports market and a limited number of larger competitors, some of whom have greater financial and other resources than we do. We believe that we are the leader in this segment of the market, although various companies, including Luxottica, Marchon, Safilo and various smaller niche brands, actively compete with us.

We also compete in the broader non-sports, or recreational, category of the sunglass market, which is fragmented and highly competitive. The major competitive factors include fashion trends, brand recognition, marketing strategies, distribution channels and the number and range of products offered. A number of established companies, including Luxottica, compete in this wider market. In order to retain our market share, we must continue to be competitive in quality and performance, technology, method of distribution, style, brand image, intellectual property protection and customer service.
Our chain of sunglass specialty stores competes primarily with mall-based sunglass specialty retailers, the largest being Sunglass Hut, which is owned by Luxottica, a competitor that is also our largest single customer. Luxottica’s global wholesale network is in approximately 120 countries and its retail group includes Lenscrafters, Inc. Luxottica is larger and has greater financial resources than Oakley.
Within the apparel and athletic footwear markets, we compete with large, established brands such as Nike, Reebok, Adidas, Columbia Sportswear, Quiksilver, Billabong, North Face, Patagonia, Burton, FootJoy and Timberland, among others, which may have greater financial and other resources than we do. In addition to these dominant brands, we also compete with smaller niche brands, such as Vans, Reef, Ashworth, and Teva, among others.
Our watches compete in the luxury and fashion segments of the watch market among brands including Fossil, Omega, Rolex, Swatch Group, Swiss Army and TAG-Heuer.
Environmental Matters
We are subject to federal, state and local environmental laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or (ii) impose liability for the cost of cleanup or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Our manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. We have not incurred, and do not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, we believe that our environmental obligations will not have a material adverse effect on our operations or financial position.
U.S and International Operations
See Note 13 in Notes to the Consolidated Financial Statements for discussion regarding U.S. and International operations.

Item 1a. Risk Factors
Our business involves numerous risks, many of which are beyond our control. The following is a description of some of those risks and their potential impact on our business. For additional information about factors that may affect our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
One of our largest customers is also a major competitor. Our sales to this customer may decline.
Net sales to the retail group of Luxottica, which include Sunglass Hut locations worldwide, were approximately 7.0%, 7.6% and 8.9% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Luxottica is also one of the Company’s largest competitors in the sunglass and optical frame markets. In December 2004, the Company and Luxottica entered into a commercial agreement that established the terms applicable for 2005 between the two companies. The term of the commercial agreement expired at the end of 2005. We are currently engaged in discussions with Luxottica to establish a new commercial agreement, but there can be no assurances as to the future of our relationship with Luxottica or the likelihood that we will reach an agreement on acceptable terms. During the past several years, Luxottica has acquired certain customers of the Company which, in some cases, has adversely impacted the Company’s net sales to such customers. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica, or the lack of a contract with Luxottica, will not have a material adverse impact on the Company’s financial position or results of operations.
The industries in which we compete are highly competitive; we may not be successful in developing products that enable us to compete effectively.
The consumer products industries are highly competitive and are subject to rapidly changing consumer demands and preferences. The Company competes with numerous domestic and foreign designers, brands and manufacturers of eyewear, apparel and accessories, electronics, footwear and watches, some of which have greater financial and marketing resources than the Company. The Company believes that its success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands in a timely manner and to continually appeal to consumers of the Oakley brand. Increased competition in the worldwide premium sunglass, prescription eyewear, apparel and accessories, electronics, footwear and watch industries could reduce the Company’s sales and prices and could adversely affect its business and financial condition.
Our markets are characterized by frequent product innovation and changing consumer preferences. As a result, we could accumulate significant unsold inventory, which may require us to reduce prices and experience reduced sales, margins and consumer acceptance.
The premium sunglass, prescription eyewear, apparel and accessories, electronics, footwear, goggles and watch industries are characterized by constant product innovation due to changing consumer preferences. As a result, the Company believes its success depends in large part on its ability to continuously develop, market and deliver innovative and stylish products at a pace, intensity and price competitive with other brands. In addition, the electronics category is generally subject to short product life cycles because of rapid technology innovation. As a result, sales of the Company’s products may be subject to rebates, markdown allowances, price reductions and other customer considerations in the relevant distribution channels. If the Company fails to regularly and rapidly develop innovative products and update core products or if fashion trends shift away from the Company’s products, or if the Company otherwise misjudges the market for its product lines, the Company may be faced with a significant amount of unsold finished goods inventory, and such conditions could adversely affect retail and consumer acceptance of the Company’s products, limit sales growth or cause other conditions which could have a material adverse effect on the Company.
We could be significantly harmed if any of our key personnel were to depart.
The Company’s operations depend to a great extent on the efforts of its key executive officers and other key qualified personnel, many of whom would be extremely difficult to replace. The loss of those key executive officers and qualified personnel may cause a significant disruption to the Company’s business and could adversely affect the Company’s operations.
We may not be successful in protecting our proprietary rights, which could permit competitors to offer products that compete more effectively and could increase our enforcement costs.
The Company relies in part on patent, trade secret, unfair competition, trade dress, trademark and copyright law to protect its right to certain aspects of its products, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks, all of which the Company believes are important to the success of its products and its competitive position. There can be no assurance that any pending trademark or patent application will result in the issuance of a registered trademark or patent, or that any trademark or patent granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that the actions taken by the Company to protect its proprietary rights will be adequate to prevent imitation of its products, that the Company’s proprietary information will not become known to competitors, that the Company can meaningfully protect its right to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on the Company’s intellectual property rights. Moreover, over the next four years, 36 U.S. patents and 78 international patents that we currently hold will expire. The remainder of our patents will expire starting in 2009. No assurance can be given that others will not assert rights in, and ownership of, the patents and other proprietary rights of the Company. Also, the laws of some foreign countries may not protect the Company’s intellectual property to the same extent as do the laws of the United States.
Consistent with the Company’s strategy of vigorously defending its intellectual property rights, Oakley devotes substantial resources to the enforcement of patents issued and trademarks granted to the Company, to the protection of trade secrets, trade dress or other intellectual property rights owned by the Company and to the determination of the scope or validity of the proprietary rights of others that might be asserted against the Company. A substantial increase in the level of potentially infringing activities by others could require the Company to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject the Company to the loss of its rights to a particular patent, trademark, copyright or trade secret, could require the Company to grant licenses to third parties, could prevent the Company from manufacturing, selling or using certain aspects of its products or could subject the Company to substantial liability, any of which could have a material adverse effect on the Company’s results of operations.

We are dependent upon a single source supplier for a major component. The loss of this or other major suppliers could materially adversely affect our business.
In 2005, the Company executed a new exclusive agreement with a supplier that is the Company’s single source for the supply of uncoated lens blanks from which a majority of its sunglass lenses are cut. In the event of the loss of this supplier, the Company has identified an alternate source. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner. The effect of the loss of this source (including any possible disruption in business) will depend primarily upon the length of time necessary to find and use a suitable alternative source and could have a material adverse impact on the Company’s business. If the Company were to lose the source for its lens blanks or other critical materials, it could have a materially adverse effect on the Company’s business.
Our principal shareholder may exercise control over the Company.
The Company’s Chairman, Jim Jannard, beneficially owned a majority of the outstanding Common Stock of the Company at December 31, 2005. Consequently, Mr. Jannard has majority control of the Company and the ability to control the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have various effects, including but not limited to, delaying or preventing a change in control of the Company.
We have recently acquired, and may in the future acquire, other businesses. The integration of these businesses would require substantial time and resources and may not be successful.
We completed an acquisition in February 2006, announced the signing of a definitive agreement of another acquisition in March 2006 which is expected to close by June 30, 2006, and plan to continue to consider strategic acquisitions now and in the future. Management will continue to evaluate potential strategic transactions and alternatives that it believes may enhance shareholder value. These potential future transactions may include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, licensing arrangements, restructurings, divestitures, business combinations and equity or debt investments. Integrating acquisitions is often costly, and delays or other operational or financial problems may result that interfere with our operations. If we fail to implement proper business controls for companies we acquire or fail to successfully integrate these acquired companies in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential transactions and that such transactions may not be successfully completed. In these events, we may incur substantial costs without any corresponding benefit. Other risks inherent in our acquisition strategy included diversion of management’s attention and resources, failure to retain key personnel and risks associated with unanticipated events or liabilities. In addition, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” we are required to test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take write-downs of intangible assets, including goodwill, which could be significant.

We are subject to numerous risks and uncertainties arising out of our substantial international operations.
Sales outside the United States accounted for approximately 47.0%, 47.9%, and 50.5% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively. There can be no assurance that the Company will be able to maintain or increase its international sales. The Company’s international operations and international commerce are influenced by many factors, including:
•	currency exchange rate fluctuations or restrictions;

•	local economic and political instability;

•	wars, civil unrest, acts of terrorism and other conflicts;

•	natural disasters;

•	changes in legal or regulatory requirements affecting foreign investment, loans, tariffs and taxes; and

•	less protective foreign laws relating to intellectual property

•	changes in the fair value of foreign currency derivative instruments.
The occurrence or consequences of any of these factors may restrict the Company’s ability to operate in the affected region and/or decrease the profitability of its operations in that region.
Pursuant to the World Trade Organization (WTO) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. As the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and will not be cleared until after January 2006. Additionally, on June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel will be subject to restraints. Certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect the Company’s ability to import these products from China and make them available to sell. At this time, based on expected U.S. and EU actions and other mitigating factors, the Company believes that such safeguard measures will not have a material impact on its sales in the U.S. and EU, but no assurance can be given with respect to the impact on its sales. There can be no assurance that additional trade restrictions will not be imposed on the imports of the Company’s products in the future. Such actions could result in increases in the cost of its products generally and may adversely affect the Company’s results of operations.
We are dependent upon endorsement contracts with athletes and personalities, who may discontinue arrangements that may not be replaced suitable alternatives.
A key element of the Company’s marketing strategy has been to establish contacts with, and obtain endorsement from, prominent athletes and public personalities. These endorsement contracts generally have terms from one to four years. The Company also furnishes its products at a reduced cost or without charge to selected athletes and personalities who wear Oakley products without any formal arrangement. There can be no assurance that any of these relationships with athletes and personalities will continue, that such contracts will be renewed, and that the athletes and personalities selected will remain popular or successful, or that the Company will be able to attract new athletes to wear or endorse its products. If Oakley were unable in the future to arrange endorsements of its products by athletes and/or public personalities on terms it deems reasonable, it would be required to modify its marketing plans and could be forced to rely more heavily on other forms of advertising and promotion, which might not prove to be as effective as endorsements.

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
Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of the Company’s Common Stock include, but are not limited to:
•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in the Company’s backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by the Company;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures;

•	rumors or allegations regarding the Company’s financial disclosures or practices;

•	currency exchange rate fluctuations or changes in the fair value of foreign currency derivative instruments;

•	natural disasters; or

•	earthquakes concentrated in Southern California where a significant portion of the Company’s operations are based and could result in a disruption of its operations, manufacturing and information systems.
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
Item 1b. Unresolved Staff Comments
None.

Item 2. Properties
We own our principal corporate and manufacturing facility located in Foothill Ranch, Orange County, California. The facility constitutes approximately 550,000 square feet. We also own a 63,000 square-foot manufacturing facility in Nevada where we produce our X-Metal® eyewear.
In addition, we lease office and warehouse space as necessary to support our operations worldwide, including offices in Australia, Brazil, Canada, France, Germany, Italy, Japan, New Zealand, South Africa, and the United Kingdom and the states of Arizona, California and Washington. We lease approximately 186,000 square feet of space in Ontario, California to support the distribution needs of our apparel, footwear and accessories lines. We own a business office and warehouse in Mexico City to support operations there. We operate small manufacturing facilities in Ireland and Japan that provide prescription lenses to Europe and Asia, respectively. We use a centralized footwear and third-party apparel warehouse arrangement in the Netherlands. We believe that our current and planned facilities are adequate to carry on our business as currently contemplated.
Item 3. Legal Proceedings
We are a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. We believe the outcome of these pending legal proceedings, in the aggregate, is not likely to have a material adverse effect on our operations or financial position.
The United Kingdom’s Office of Fair Trading (OFT) is in the process of conducting an investigation of an Oakley subsidiary, for conduct under the United Kingdom Competition Act of 1998. In November 2005, the OFT issued a Statement of Objections, alleging that our subsidiary wrongfully restricted resale prices for its sunglasses at one of its accounts. Oakley refutes the allegation, however there can be no assurance that the Company’s position will prevail on this matter. In the event of an unfavorable outcome, the Company may be obligated to pay fines relating to its products sold. At this time the Company is unable to estimate its potential liability, if any. Presently, based upon advice from legal counsel, the Company believes that any liability for this matter would be immaterial.
Item 4. Submission of Matters to a Vote of Security Holders
None

Part II
Item 5. Market for Registrant’s Common Equity, Related
Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock, par value $0.01 per share (Common Stock), began trading on the New York Stock Exchange (NYSE) in 1995 upon completion of the Company’s initial public offering (trading symbol “OO”). As of March 28, 2006, the closing sales price for the Common Stock was $16.38. The following table sets forth the high and low closing prices for the Common Stock for each quarter of 2005 and 2004 on the NYSE Composite Tape:

	High	Low
2005
First Quarter	$13.60	$11.49
Second Quarter	$17.35	$12.10
Third Quarter	$18.90	$16.24
Fourth Quarter	$17.85	$13.87

2004
First Quarter	$15.91	$13.24
Second Quarter	$16.18	$12.45
Third Quarter	$13.00	$9.85
Fourth Quarter	$13.85	$11.36
The number of shareholders of record of the Company’s Common Stock on March 28, 2006 was 575.
Dividend Policy
On September 26, 2005, the Company announced that its Board of Directors had declared a regular annual cash dividend of $0.16 per share, an increase of $0.01 per share over the Company’s dividend of $0.15 per share declared during 2004. The $0.16 per share dividend, totaling $11.1 million, was paid on October 28, 2005 to shareholders of record as of the close of business on October 14, 2005. Any future dividends are at the discretion, and subject to the approval, of the Company’s Board of Directors and compliance with Washington corporate law.
Securities Authorized for Issuance Under Equity Compensation Plans
Securities authorized for issuance under the Company’s equity compensation plans for the year ended December 31, 2005 are as follows:

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	3,865,086	$11.85	973,957

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

The following table sets forth the purchases of equity securities made by Oakley during the quarter ended December 31, 2005:

				(d)
			(c)	Approximate dollar
	(a)		Total number of	value of shares that
	Total	(b)	shares purchased as	may yet be
	number of	Average	part of publicly	purchased under
	shares	price paid	announced plans	the plans or
Period	purchased	per share	or program	program (2)
October 1 – 31, 2005 (1)	50,000	$14.30	50,000	$13,650,000
November 1 – 30, 2005	—	—	—	$13,650,000
December 1 – 31, 2005	—	—	—	$13,650,000

Total	50,000	$14.30	50,000

1)	During the fourth quarter of 2005, the Company purchased 50,000 shares of its Common Stock at an average price of $14.30 pursuant to the repurchase program that was publicly announced on March 15, 2005.

2)	In March 2005, the Company’s Board of Directors authorized the repurchase of $20.0 million of the Company’s Common Stock to occur from time to time as market conditions warrant.

Item 6. Selected Financial Data
The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto. See Index to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement data and balance sheet data presented below have been derived from the consolidated audited financial statements of the Company. The selected income statement data set forth herein are for informational purposes only and may not necessarily be indicative of the Company’s future results of operations.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(dollars in thousands, except share and per share data)
Income Statement Data:
Net sales	$648,131	$585,468	$528,034	$496,091	$429,267
Cost of goods sold	277,230	262,483	245,578	228,299	170,531

Gross profit	370,901	322,985	282,456	267,792	258,736

Operating expenses:
Research and development	17,851	15,962	14,308	16,016	11,318
Selling (1)	174,641	160,946	143,549	127,725	109,223
Shipping and warehousing	17,485	17,087	14,620	13,739	16,997
General and administrative (1)	71,426	63,648	58,017	51,605	43,331

Total operating expenses	281,403	257,643	230,494	209,085	180,869

Operating income	89,498	65,342	51,962	58,707	77,867
Interest (income) expense, net	(446)	1,037	1,272	1,643	3,108

Income before provision for income taxes	89,944	64,305	50,690	57,064	74,759
Provision for income taxes	30,284	20,790	17,741	19,972	21,680

Net income	$59,660	$43,515	$32,949	$37,092	$53,079

Basic net income per share	$0.88	$0.64	$0.48	$0.54	$0.77

Basic weighted average common shares	68,101,000	67,953,000	68,006,000	68,732,000	68,856,000

Diluted net income per share	$0.87	$0.63	$0.48	$0.53	$0.76

Diluted weighted average common shares	68,930,000	68,610,000	68,282,000	69,333,000	69,751,000

Dividend per share	$0.16	$0.15	$0.14	$—	$—

	At December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$250,815	$199,475	$160,207	$130,152	$105,553
Total assets	521,714	483,108	439,765	385,081	362,009
Total debt	22,080	30,248	28,700	30,757	59,042
Shareholders’ equity	421,205	365,398	326,573	294,676	261,503

(1)	For fiscal years 2004, 2003, 2002 and 2001, amounts reflect the reclassification of credit card fees incurred in connection with customer transactions at the Company’s retail stores and in direct sales operations from general and administrative expense into selling expense to be more consistent with industry practice of accounting for retail stores and to conform to current year presentation. See Note 1 — Reclassifications

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include premium sunglasses, prescription eyewear, goggles, apparel and accessories, electronics, footwear and watches. Our products are distributed in the United States through a base of retail accounts that fluctuates between approximately 8,500 and 10,000 accounts, comprising approximately 15,000 to 17,000 locations depending on seasonality of summer and winter products. Oakley’s retail account base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow, skate, golf and motorcycle stores, sporting goods stores and department stores. The Company also operates 44 Oakley retail stores in the United States that offer a full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 105 sunglass specialty retail stores at December 31, 2005. The Company also owns and operates six international Oakley stores and licenses nine additional international Oakley store locations.
Internationally, the Company sells its products through its wholly owned subsidiaries in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom. Additionally, in parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell the Company’s products either exclusively or with complementary products and agree to comply with the marketing philosophy and practices of the Company.
After review of the Oakley brand and its business, the Company announced in February 2006, several initiatives it believes will position the Company for improved revenue growth and profitability. These initiatives include refocusing the Company on its optics business, realigning its apparel platform, exiting from a significant portion of its footwear business, and increasing its investment in brand development.
Critical Accounting Policies
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates. The Company believes that the following discussion addresses the Company’s most significant accounting policies, and aids in fully understanding and evaluating the Company’s reported financial results.
Revenue Recognition
The Company recognizes wholesale revenue when 1) merchandise is shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of sale, 2) there is evidence of a contractual arrangement, and 3) collection is reasonably assured. Revenue from the Company’s retail store operations is recognized upon purchase by customers at the point of sale. The Company also licenses to third parties the rights to certain intellectual property and other proprietary information and recognizes royalty revenue when earned. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historically, credit losses have been insignificant and within management’s expectations.

The Company’s standard sales agreements with its wholesale customers do not provide for any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company may, at its discretion, accept other returns. The Company records a provision for estimated future warranty related product returns based upon historical data. The Company records provisions for other returns or sales discounts based upon analysis of, and decisions made regarding, reseller inventories in the Company’s distribution channels. Actual returns and claims in any future period may differ from the Company’s estimates.
The Company’s standard sales agreements with its wholesale customers do not provide for price protection or margin guarantees. The Company has at times, and at its discretion, provided its wholesale customers with sales discounts or markdown allowances to assist the sell-through of their slow moving inventories. The Company records provisions for sales discounts, markdown allowances, rebates and similar commitments based upon analysis of, and decisions made regarding, reseller inventories in the Company’s distribution channels.
Inventory Sale and Purchase Transactions with the Same Third Party
In certain cases, in the electronics category, the Company sells eyewear components to a third party electronics vendor and subsequently purchases finished goods from the same electronics vendor which contain such eyewear components.
The electronics vendor sells the finished goods through its distribution channels. The electronics vendor has no right to return eyewear components to the Company. The Company has the right, but not any obligation, to purchase finished goods from the electronics vendor, at a defined price, for sale to its own wholesale and retail customers.
Net sales of eyewear components to the electronics vendor are eliminated from the Company’s net sales to the extent that the Company has purchased, or intends to purchase, finished goods from the electronics vendor. Eyewear components sold to the electronics vendor which the Company intends to purchase as part of finished goods are maintained on the Company’s balance sheet as consignment inventory held by the electronics vendor.
Finished goods purchased by the Company are placed into inventory at cost, calculated as the invoice value from the electronics vendor less the Company’s margin on the sale of the related eyewear components to such vendor. The Company recognizes the sale of the finished goods, and relieves related inventory, when such finished goods are sold by the Company to its wholesale or retail customers.
Inventories
Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, using the first-in, first-out method. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory to appropriately reflect net realizable value for all slow-moving and discontinued inventory based upon the Company’s estimated forecast of product demand and production requirements. Demand for the Company’s products can fluctuate significantly. Many factors that can affect demand for the Company’s products include unanticipated changes in general market conditions or other factors outside the control of the Company, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers.

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
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. No impairments were recorded for the years ended December 31, 2005, 2004 or 2003.
Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” (SFAS No. 142), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also tested in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future. The Company completed its annual impairment test for the fiscal year ended December 31, 2005 at December 31, 2005, and determined that no impairment loss existed.

Warranties
The Company provides warranties from 30 days to one year, depending on the product line, against manufacturer’s defects on its products when purchased from an authorized Oakley dealer.
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
The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At December 31, 2005, $2.8 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.
Insurance Coverage
The Company is partially self-insured for its workers’ compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $2,398,500 for claims incurred during the current policy period. The Company records a liability for the actuarially estimated cost of claims both reported, and incurred but not reported, based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as its actual experience dictates. A significant change in the number or dollar amount of claims or other actuarial assumptions could cause the Company to revise its estimate of potential losses and could affect its reported results.

Foreign Currency Translation
The Company’s subsidiaries outside the United States purchase most of their finished goods in U.S. dollars and collect money at future dates in the customers’ local currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward and option contracts.

Results of Operations
The following tables set forth operating results in dollars and as a percentage of net sales for the periods indicated.
OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Net sales	$648,131	$585,468	$528,034
Cost of goods sold	277,230	262,483	245,578

Gross profit	370,901	322,985	282,456

Operating expenses:
Research and development	17,851	15,962	14,308
Selling (1)	174,641	160,946	143,549
Shipping and warehousing	17,485	17,087	14,620
General and administrative (1)	71,426	63,648	58,017

Total operating expenses	281,403	257,643	230,494

Operating income	89,498	65,342	51,962

Interest (income) expense, net	(446)	1,037	1,272

Income before provision for income taxes	89,944	64,305	50,690
Provision for income taxes	30,284	20,790	17,741

Net income	$59,660	$43,515	$32,949

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	42.8	44.8	46.5

Gross profit	57.2	55.2	53.5

Operating expenses:
Research and development	2.8	2.7	2.7
Selling	26.9	27.5	27.2
Shipping and warehousing	2.7	2.9	2.8
General and administrative	11.0	10.9	11.0

Total operating expenses	43.4	44.0	43.7

Operating income	13.8	11.2	9.8

Interest (income) expense, net	(0.1)	0.2	0.2

Income before provision for income taxes	13.9	11.0	9.6
Provision for income taxes	4.7	3.6	3.4

Net income	9.2%	7.4%	6.2%

(1) For fiscal years 2004, 2003, 2002 and 2001, amounts reflect the reclassification of credit card fees incurred in connection with customer transactions at the Company’s retail stores and in direct sales operations from general and administrative expense into selling expense to be more consistent with industry practice of accounting for retail stores and to conform to current year presentation. See Note 1 — Reclassifications

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Net sales
Net sales increased to $648.1 million for the year ended December 31, 2005 from $585.5 million for the year ended December 31, 2004, an increase of $62.6 million, or 10.7%. Gross sales were $693.3 million in 2005 compared to $621.7 million for 2004.
Gross sunglass sales increased $22.3 million to $336.8 million for the year ended December 31, 2005 compared to $314.5 million for the year ended December 31, 2004. This growth reflected an 8.1% increase in worldwide sunglass unit shipments due to strong introductions of the Company’s new sunglass styles, partially offset by a slight decline in the average selling price. The decrease in average selling price is a result of greater sales of the Company’s more moderately priced new sunglass introductions in 2005.
Gross sales from the Company’s newer product categories, comprised of apparel, apparel accessories, electronics, prescription eyewear, footwear, and watches, increased 15.8%, or $32.7 million, to $239.2 million for 2005 from $206.5 million for 2004. As a percentage of gross sales, these new product categories accounted for 34.5% of total gross sales for 2005 compared to 33.2% for 2004. The sales growth was driven by sales from the Company’s electronics product line launched during the fourth quarter of 2004, together with increases in the Company’s apparel and accessories lines and prescription eyewear, partially offset by small declines in watch and footwear sales. Gross sales from the Company’s goggles line increased 7.3% to $42.0 million in 2005 from $39.2 million at 2004. Although the Company currently expects that these newer product categories will have a significant positive contribution to the Company’s gross sales, there can be no assurance that these newer product categories will be well received by consumers and therefore no assurance that these newer product categories will contribute significantly to future years’ results.
The Company’s U.S. net sales, excluding retail store operations, increased 4.2% for the year ended December 31, 2005 to $242.4 million from $232.5 million in 2004 as a result of a 5.0%, or $9.9 million, increase in net sales to the Company’s broad specialty store account base and other domestic sales. U.S sales to Luxottica remained relatively flat at $35.0 million for each of the years ended December 31, 2005 and 2004. As a percentage of net sales, sales to Luxottica decreased to 7.0% for 2005 as compared to 7.6% for 2004.
Net sales from the Company’s retail store operations increased 39.5% to $101.0 million for the year ended December 31, 2005, compared to $72.4 million for the year ended December 31, 2004. Net sales from the Company’s retail stores reflect double digit increases in comparable store sales (stores open at least twelve months) for both Oakley and Iacon retail stores. Additionally, during 2005, the Company opened eight new Oakley stores and added 22 Iacon stores, including five retail locations acquired by Iacon in April 2005. At December 31, 2005, the Company operated 44 Oakley stores and 105 Iacon stores compared to 36 Oakley Stores and 83 Iacon stores at December 31, 2004. These store openings also contributed to the increase in net sales from the Company’s retail store operations.
During the year ended December 31, 2005, the Company’s international net sales increased 8.6%, or $24.2 million, to $304.7 million from $280.5 million for 2004, with the weaker U.S. dollar accounting for 2.1 percentage points, or $5.8 million, of this increase. This increase was also driven by greater sales of the Company’s sunglass styles introduced during 2005 and higher sales of apparel and electronics products as compared to 2004. The Company experienced strong net sales growth in Latin America, the South Pacific, Japan and the rest of Asia, Canada and South Pacific and more modest growth in South Africa, partially offset by a slight sales decline in Europe, where the Company continued to face a weak retail environment in certain countries and a continuing loss of market share in sunglasses in select markets. As a result of poor results achieved at its Mexican subsidiary during the prior year, the Company reorganized its Mexico operations in 2005 and designated an exclusive distributor as of July 1, 2005 to serve the Mexican and Central American markets in order to improve profitability. Additionally, the Company owns and operates seven international Oakley stores at December 31, 2005 compared to five international Oakley stores at December 31, 2004. Sales from Company-operated international offices represented 83.4% of total international sales for 2005, compared to 86.0% for 2004.
Gross profit
Gross profit increased $47.9 million, or 14.8%, to $370.9 million for the year ended December 31, 2005 from $323.0 million for the year ended December 31, 2004. Gross margin, or gross profit as a percentage of net sales, increased to 57.2% in 2005 from 55.2% in the prior year. The increase in gross profit reflects the favorable impact of the unrealized change in fair value on the Company’s foreign currency derivatives of $13.0 million in 2005 as compared to a favorable change in fair value of only $2.6 million in 2004. Gross margin excluding the impact of changes in the fair value of foreign currency derivatives is shown in the table below

	2005	2004	2003
Gross margin excluding changes in fair value of foreign currency derivatives	55.2%	54.7%	55.0%
Gross margin excluding the impact of changes in the fair value of foreign currency derivatives increased to 55.2% for the twelve months ended December 31, 2005 from 54.7% for the twelve months ended December 31, 2004 due to higher margins in most product categories other than electronics and to more favorable realized gains from the Company’s foreign currency hedging program. These positive factors were partially offset by increases in discounts and markdowns, increased inventory reserves and a greater mix of newer category products that carry lower gross margins. See Item 7. GAAP and Non-GAAP financial measures.
Operating expenses
Operating expenses for the year ended December 31, 2005 increased to $281.4 million from $257.6 million for the year ended December 31, 2004, an increase of $23.8 million, or 9.2%. As a percentage of net sales, operating expenses decreased to 43.4% of net sales for the year ended December 31, 2005 compared to 44.0% of net sales for the year ended December 31, 2004. The largest contributors to the increase in operating expenses in absolute dollars were expenses associated with increased sales volumes, higher operating expenses related to the Company’s expanded retail store operations and higher foreign operating expenses resulting from a weaker U.S. dollar. Operating expenses included $30.6 million of expenses for the Company’s retail store operations, an increase of $7.3 million for the year ended December 31, 2005 from $23.3 million for the year ended December 31, 2004. The increase in retail store operating expenses is primarily due to the greater number of stores at December 31, 2005 compared to the number of stores at December 31, 2004. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $2.1 million, or 8.8%, of the increase.
Research and development expenses increased $1.9 million to $17.9 million, or 2.8% of net sales, for the year ended December 31, 2005, from $16.0 million, or 2.7% of net sales, for the year ended December 31, 2004. This increase is primarily due to increased design personnel and related benefit costs of $1.1 million and increased product design expenses of $0.9 million, including those for the Company’s new electronics product category.

Selling expenses increased $13.7 million, or 8.5%, to $174.6 million for the year ended December 31, 2005 from $160.9 million for the year ended December 31, 2004. As a percentage of net sales, selling expenses were 26.9% of net sales for the year ended December 31, 2005 compared to 27.5% for the year ended December 31, 2004. Higher retail selling expenses, primarily due to increased store count, contributed $6.4 million, or 46.7%, of this increase. Excluding retail store operations, expenses contributing to the increase in selling expenses in absolute dollars were $2.0 million in increased sales personnel and related benefit costs, $1.2 million for increased sports marketing expenses, $1.2 million for sales commissions and $0.9 million for increased e-commerce expenses.
Shipping and warehousing expenses increased $0.4 million to $17.5 million for the year ended December 31, 2005, from $17.1 million for the year ended December 31, 2004. As a percentage of net sales, shipping expenses decreased to 2.7% of net sales for the year ended December 31, 2005 compared to 2.9% for the year ended December 31, 2004 primarily due to the Company’s cost control efforts and leverage on higher sales.
General and administrative expenses increased $7.8 million, or 12.2%, to $71.4 million, or 11.0% of net sales, for the year ended December 31, 2005, from $63.6 million, or 10.9% of net sales, for the year ended December 31, 2004. General and administrative expenses for the Company’s retail stores increased $0.9 million for the year ended December 31, 2005 from the prior year, primarily due to increased store count. Excluding retail operations, expenses contributing to the increase in general and administrative expenses were $5.7 million in greater personnel and related benefit costs, including the addition of new senior executive officers, temporary help, recruiting expenses, restricted stock expense and an increase of $1.2 million in bad debt expense, partially offset by a $1.0 million reduction in the Company’s flight department expense during the 2005 period resulting from an increased reimbursement from the Company’s Chairman for his personal use of the aircraft during 2005 as compared to $0.1 million reimbursement in 2004. Additionally, in 2004, the Company recorded a foreign exchange loss of $0.5 million related to the repatriation of profits by the Company’s subsidiary in the United Kingdom.
Operating income
The Company’s operating income increased to $89.5 million, or 13.8% of net sales, for the year ended December 31, 2005 from $65.3 million, or 11.2% of net sales, for the year ended December 31, 2004, an increase of $24.2 million, or 37.0%.
Interest income (expense), net
The Company recorded net interest income of $0.4 million for the year ended December 31, 2005 compared to net interest expense of $1.0 million for the prior year. The Company began charging interest to its U.S. customers with past due receivable balances in the first quarter of 2005. The interest income charged to customers, together with interest income on the Company’s cash balances, partially offset the Company’s interest expense paid on its outstanding working capital debt, its term loan and interest rate swap agreement for the year ended December 31, 2005.

Income taxes
The Company recorded a provision for income taxes of $30.3 million for the year ended December 31, 2005, compared to $20.8 million for the year ended December 31, 2004. The Company’s effective tax rate for the year ended December 31, 2005 was 33.7%, higher than the fiscal 2004 rate of 32.3%, but continues to be below the statutory rate of 35%. In 2004, the statutory tax rate was reduced by a release of reserve related to the closure of prior year Internal Revenue Service (IRS) and French income tax audits in addition to export tax benefits claimed by the Company. The 2005 statutory rate was also reduced, but not as significantly, by the benefit of a California income tax refund received, the release of reserves related to various prior year tax exposures, and export and production tax benefits claimed by the Company. The income tax refund received in the second quarter of 2005 of approximately $0.75 million related to amended prior period California state income tax returns.
On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly-owned foreign subsidiaries, Oakley UK and Oakley Europe. This adjustment resulted from the IRS audit for the tax years ended December 31, 2000 and 2001. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company believes that its position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. The Company is continuing to protest this adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter. In the event that the Company does not prevail under protest, management expects that the adjustment should not have a material impact on the Company’s financial results because the Company has insurance in place which it believes will cover such adjustment and any associated expenses.
Net income
The company’s net income increased to $59.7 million, or 9.2% of net sales, for the year ended December 31, 2005 from $43.5 million, or 7.4% of net sales, for the year ended December 31, 2004, an increase of $16.2 million, or 37.1%, due to higher net sales, improved gross margins and the Company’s management of its expenses.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Net sales
Net sales increased to $585.5 million for the year ended December 31, 2004 from $528.0 million for the year ended December 31, 2003, an increase of $57.5 million, or 10.9%. Gross sales were $621.7 million in 2004 compared to $567.1 million for 2003.
Gross sunglass sales increased $4.1 million to $314.5 million for the year ended December 31, 2004 compared to $310.4 million for the year ended December 31, 2003. This increase was due to strong sales of polarized versions of the Company’s sunglasses, and sales from newly introduced sunglasses, partially offset by declines in sales of the Company’s more mature products. In addition, initial sales of combat eyewear to the U.S. Army and a 3.3% increase in the average selling price contributed to increased gross sales. The increase in average selling price is due to the effect of a weak U.S. dollar on international sales, a higher contribution from polarized styles that carry higher average prices and a greater contribution from the Company’s retail store operations. Sunglass units decreased 2.0% in 2004 compared to 2003 due to competitive pressures from fashion and action sports brands.

Gross sales from the Company’s newer product categories, comprised of apparel, apparel accessories, electronics, prescription eyewear, footwear, and watches, increased 25.1%, or $41.4 million, to $206.5 million for 2004 from $165.1 million for 2003. As a percentage of gross sales, these new product categories accounted for 33.2% of total gross sales for 2004 compared to 29.1% for 2003. The largest contributors to this increase were gross sales from the launch of the Company’s electronics product line of $19.8 million and increased gross sales from the Company’s apparel and apparel accessories categories which increased 24.7%, or $18.9 million, to $94.9 million for 2004 from $76.0 million for 2003. Prescription eyewear gross sales increased 11.9%, or $5.1 million, to $47.8 million in 2004 from $42.7 million in 2003, primarily due to the introduction of new styles and increased sales of lenses. Footwear gross sales declined 11.8%, or $4.3 million, to $32.2 million in 2004 from $36.5 million in 2003 as a result of declines in the Company’s lifestyle footwear styles, partially offset by stronger sales for the Company’s golf shoes, sandals and military footwear. Watch gross sales increased 20.2%, or $2.0 million, to $11.9 million in 2004 from $9.9 million in 2003, as the Company transitioned its product development and sales efforts to focus on premium analog watch designs and distribution. Gross sales of the Company’s goggles increased 8.3% to $39.2 million in 2004 from $36.2 million at 2003, due to strong fourth quarter reorder activity. Other revenue, consisting of sales of equipment, sunglass and goggle accessories, Iacon’s sales of sunglass brands other than the Company’s and shipping and handling fees charged to customers, increased $6.0 million to $61.4 million for 2004 compared to $55.4 million for 2003. Although the Company currently expects that these newer product categories will have a significant positive contribution to the Company’s gross sales, there can be no assurance that these newer product categories will be well received by consumers and therefore no assurance that these newer product categories will contribute significantly to future years’ results.
The Company’s U.S. net sales, excluding retail store operations, increased 11.7% for the year ended December 31, 2004 to $232.5 million from $208.2 million in 2003 as a result of a 15.4% increase in net sales to the Company’s broad specialty store account base and other domestic sales, partially offset by a 5.7% decrease in sales to the Company’s largest U.S. customer, Sunglass Hut and its affiliates. Sales to Sunglass Hut decreased $2.1 million to $35.0 million for the year ended December 31, 2004 from $37.1 million for the year ended December 31, 2003. This decrease reflects the first quarter effect of Sunglass Hut’s efforts to attain a more efficient Oakley inventory level at their distribution center along with slower than expected Oakley product sales at Sunglass Hut stores during the year. Sales from the Company’s electronics products introduced in the fourth quarter of 2004, and sales of combat eyewear to the U.S. Army were contributors to the increase in the Company’s domestic sales.
Net sales from the Company’s retail store operations increased to $72.4 million for the year ended December 31, 2004 as a result of increased store locations, compared to $53.2 million for the year ended December 31, 2003, an increase of $19.2 million, or 36.1%. During 2004, the Company opened nine new Oakley stores and eight Iacon stores. At December 31, 2004, the Company operated 36 Oakley stores and 83 Iacon stores compared to 27 Oakley stores and 76 Iacon stores at December 31, 2003. The increase in net sales from the Company’s retail stores reflects an increase in stores and increased comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores.
During the year ended December 31, 2004, the Company’s international net sales increased 5.2%, or $13.9 million, to $280.5 million from $266.6 million for 2003. The weaker U.S. dollar accounted for 7.6 percentage points, or $20.4 million, of sales benefit. The Company achieved growth in all international regions other than Australia. International sales benefited from the limited release of the Company’s electronics products in key markets and increased sales of apparel and sunglass styles introduced during 2004. Additionally, the Company’s Mexico subsidiary failed to generate profits amid the challenges of the Mexican market, and the Company intends to reorganize its operations there in 2005 to improve profitability. Sales from the Company’s direct international offices represented 86.0% of total international sales for 2004, compared to 88.0% for 2003.

Gross profit
Gross profit increased to $323.0 million, or 55.2% of net sales, for the year ended December 31, 2004 from $282.5 million, or 53.5% of net sales, for the year ended December 31, 2003, an increase of $40.5 million, or 14.3%. The increase in gross profit as a percentage of net sales reflects the favorable fair value change in the Company’s foreign currency contracts of $2.6 million in 2004 compared to an unfavorable change in the fair value of foreign currency contracts of $7.8 million in 2003. Excluding the positive effect of changes in the fair value of the Company’s foreign exchange derivative instruments, gross profit as a percent of sales for the twelve months ended December 31, 2004 decreased slightly from the twelve months ended December 31, 2003 due to a lower mix of sunglass sales and lower average sunglass margins resulting from slightly reduced production volumes, increased costs on new sunglass models, increased overhead costs, including greater provisions for workers’ compensation expenses and higher labor overtime costs and additional duties paid in one international market in 2004. These decreases were partially offset by improved apparel product margins and reduced sales returns and discounts.
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
Selling expenses increased $17.4 million to $160.9 million, or 27.5% of net sales, for the year ended December 31, 2004 from $143.5 million, or 27.2% of net sales, for the year ended December 31, 2003. The weakening of the U.S. dollar contributed $5.5 million, or 31.6%, to this increase along with increased retail selling expense of $3.3 million over 2003, which is primarily due to increased store count as compared to the prior year. Excluding retail store operations, expenses contributing to the increase in selling expenses were $4.9 million in increased sales personnel and related benefit costs, including restricted stock expense; $3.3 million for increased sports marketing expenses; $1.2 million for increased travel and trade show expenses; $0.9 million for increased sales commissions; and $0.8 million for increased advertising and marketing expenses.
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

General and administrative expenses increased $5.6 million to $63.6 million, or 10.9% of net sales, for the year ended December 31, 2004, from $58.0 million, or 11.0% of net sales, for the year ended December 31, 2003. Approximately $1.8 million, or 32.1%, of this increase was attributable to the weakening of the U.S. dollar and $0.8 million was due to increased general and administrative expense for the Company’s retail store operations. In 2004, the Company recorded a foreign exchange loss of $0.5 million related to the repatriation of profits by the Company’s subsidiary in the United Kingdom. This type of foreign exchange loss is not expected to occur in the future as the Company changed its hedging practice to exclude the repatriation of earnings, if the Company should decide to do so, where there is no offsetting increase in gross margin. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $3.6 million in greater personnel and related benefit costs, including increases in vacation and workers’ compensation reserves; restricted stock expense and personnel expenses associated with Sarbanes-Oxley compliance; $1.1 million in increased professional fees including greater internal audit fees and fees associated with Sarbanes-Oxley compliance; offset by $0.5 million decrease in bad debt expense. There can be no assurance that general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $65.3 million, or 11.2% of net sales, for the year ended December 31, 2004 from $52.0 million, or 9.8% of net sales for the year ended December 31, 2003, an increase of $13.3 million, or 25.7%.
Interest expense, net
The Company’s net interest expense decreased to $1.0 million for the year ended December 31, 2004 from $1.3 million for the year ended December 31, 2003, principally because the Company had higher average cash balances in 2004.
Income taxes
The Company recorded a provision for income taxes of $20.8 million for the year ended December 31, 2004, compared to $17.7 million for the year ended December 31, 2003. The Company’s effective tax rate for the year ended December 31, 2004 was 32.3% compared to 35% for 2003. The reduction results from the favorable closure of prior year IRS and French income tax issues.
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

Net income
The Company’s net income increased to $43.5 million for the year ended December 31, 2004 from $32.9 million for the year ended December 31, 2003, an increase of $10.6 million, or 32.1%.
Liquidity and Capital Resources
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings under its credit facilities. Cash provided by operating activities totaled $76.5 million for the year ended December 31, 2005 compared to $45.6 million for the year ended December 31, 2004. Cash flows from operating activities, compared to the preceding year, were primarily impacted by the timing of receivables collections, the timing of vendor payments, the payment of income taxes and increases in the Company’s inventory. The Company’s cash balance was $82.2 million at December 31, 2005 compared to $51.7 million at December 31, 2004. At December 31, 2005, working capital was $250.8 million compared to $199.5 million at December 31, 2004, a 25.7% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts and reserves for sales returns, totaled $99.4 million at December 31, 2005, compared to $102.8 million at December 31, 2004, with accounts receivable days outstanding of 57 for both years ended December 31, 2005 and 2004. Inventories increased 3.5% to $119.0 million at December 31, 2005, compared to $115.1 million at December 31, 2004, due to increases in electronics, eyewear, and apparel inventories. Inventory turns were 2.4 for the year ended December 31, 2005, compared to 2.5 for the year ended December 31, 2004.
On February 9, 2006, the Company announced the acquisition of privately-held Oliver Peoples, Inc., which designs, produces and sells luxury eyewear. On March 14, 2006, the Company announced that it had signed a definitive agreement to purchase all of the outstanding stock of the privately held Optical Shops of Aspen and its parent company OSA Holding, Inc. The Company expects this acquisition to be completed by June 30, 2006. These acquisitions will utilize substantially all of the Company’s cash balances at December 31, 2005.
Credit Facilities
In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings of up to $75.0 million and matures in September 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (5.29% at December 31, 2005) or the bank’s prime lending rate minus 0.25% (7.00% at December 31, 2005). At December 31, 2005, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.74% to 6.10%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.86% to 10.50%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $26.6 million, of which $11.3 million was outstanding at December 31, 2005.

The Company believes that existing capital, anticipated cash flow from operations, and current and anticipated borrowings under its current or future credit facilities will be sufficient to meet operating needs and capital expenditures for at least the next twelve months. The Company’s short-term funding comes from its current revolving line of credit which contains various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2005, the Company was in compliance with all restrictive covenants and financial ratios.
In connection with the acquisition of Oliver Peoples, the Company amended its existing credit facilities with a bank syndicate. The amended credit facilities allow the acquisition of Oliver Peoples to be excluded from the calculated maximum of permitted acquisitions during the term of the credit facilities.
The Company completed an acquisition in February 2006, announced the signing of a definitive agreement of another acquisition in March 2006 which is expected to close by June 30, 2006, and plans to continue to consider strategic acquisitions now and in the future. Any such acquisition completed by the Company may have an impact on liquidity.
The Company also has a real estate term loan with an outstanding balance of $10.3 million at December 31, 2005, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (5.41% at December 31, 2005). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of December 31, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.1 million.
Note Payable
As of December 31, 2005, the Company also has a non-interest bearing note payable in the amount of $0.5 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payment under the note is due in 2006, with such payments contingent upon certain conditions.
Capital Expenditures
Capital expenditures for the year ended December 31, 2005 were $35.1 million, which included $10.9 million for retail store operations. Capital expenditures for the year ended December 31, 2005, excluding capital expenditures for retail operations, included $8.3 million for production equipment and new product tooling, $6.7 million for information technology infrastructure, including software, computers and related equipment, $3.9 million for in-store displays and $5.3 million for facility building improvements, furniture and fixtures and autos. As of December 31, 2005, the Company had commitments of approximately $0.8 million for future capital purchases.
Stock Repurchase
During 2005, the Company purchased 864,525 shares of its Common Stock at an aggregate cost of approximately $11.8 million, or an average price of $13.64. In 2005, 405,840 shares were repurchased under the remaining authorization from a stock repurchase program previously authorized. The remaining 458,685 shares were purchased under the $20.0 million repurchase program approved by the Company’s Board of Directors in March 2005. As of December 31, 2005, approximately $13.7 million remains available for repurchases under the current authorization. The Company intends to continue to remain active with its share repurchase program should the right market conditions exist.

Cash Dividend
On September 26, 2005, the Company announced that its Board of Directors had declared the Company’s regular annual cash dividend of $0.16 per share, an increase of $0.01 per share over the Company’s dividend of $0.15 per share declared during 2004. The $0.16 per share dividend, totaling $11.1 million, was paid on October 28, 2005 to shareholders of record as of the close of business on October 14, 2005. Any future dividends are at the discretion, and subject to the approval, of the Company’s Board of Directors and compliance with Washington corporate law.
Contractual Obligations and Commitments
The following table gives additional guidance related to the Company’s future obligations and commitments as of December 31, 2005:

	Total	2006	2007	2008	2009	2010	Thereafter
	(dollars in thousands)
Lines of credit	$11,349	$11,349	$—	$—	$—	$—	$—
Long-term debt	10,251	1,519	8,732		—	—	—
Interest payable on contractual obligations	1,060	647	413	—	—	—	—
Note payable	500	500		—	—	—	—
Letters of credit	2,257	2,257	—	—	—	—	—
Operating leases	135,688	21,529	20,166	18,138	16,611	15,613	43,631
Endorsement contracts (1)	11,422	7,373	3,822	227	—	—	—
Product purchase commitments (2)	78,206	43,206	8,750	8,750	8,750	8,750
Capital expenditure purchase commitments	751	751	—	—	—	—	—

	$251,484	$89,131	$41,883	$27,115	$25,361	$24,363	$43,631

1)	The Company has entered into endorsement contracts with selected athletes and others who endorse the Company’s products. Under these contracts, the Company has agreed to pay certain incentives based on specific achievements and is required to pay minimum annual payments. The amounts listed above for endorsement contracts represent approximate amounts of minimum compensation required to be paid under these contracts. The estimated total maximum amount that could be paid under existing contracts is approximately $12.1 million and would assume that all achievements are met. Actual amounts paid under these contracts may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

2)	Amounts listed for purchase obligations represent contractual agreements, letters of credit and open purchase orders for products or services to be incurred in the ordinary course of business, which are enforceable and legally binding and specify all significant terms. (See Note 8 in Notes to Consolidated Financial Statements.)
Warranty Provision
     The Company provides warranties against manufacturer’s defects for its products and maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. Warranty liability activity for the years ended December 31, was as follows:

	2005	2004	2003
	(in thousands)
Balance as of January 1,	$3,107	$2,921	$3,537
Warranty claims and expenses	(3,751)	(3,959)	(3,511)
Provisions for warranty expense	3,712	4,124	2,851
Changes due to foreign currency translation	0	21	44

Balance as of December 31,	$3,068	$3,107	$2,921

Seasonality
The following table sets forth certain unaudited quarterly data for the periods shown:

	2005				2004
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands)
Net sales (1)	$141,795	$170,475	$173,447	$162,414	$128,636	$153,826	$150,044	$152,962
Gross profit (1)	81,590	106,831	94,450	88,030	69,901	92,922	84,017	76,145

(1)	Amounts reflect the restatement as discussed in Note 16.
Historically, the Company’s aggregate sales have been highest in the period from March to September, the period during which sunglass use is typically highest in the Northern Hemisphere. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, sales of other products, which generate gross profits at lower levels than sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to the Company’s gross profit in the second quarter, which historically has been the highest of the year. Although the Company’s business generally follows this seasonal trend, new product category introductions, such as prescription eyewear, apparel, electronics, footwear, and watches, and the Company’s retail and international expansion have partially mitigated the impact of seasonality.
Backlog
Historically, the Company has generally shipped most eyewear orders within one day of receipt, with longer lead times for its other pre-booked product categories. At December 31, 2005, the Company had a backlog of $51.7 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $12.0 million, compared to a backlog of $55.3 million, including backorders of $10.5 million, at December 31, 2004. The backlog reflects a significant decline in spring apparel and footwear orders, partially offset by a substantial increase in eyewear orders.
Inflation
The Company does not believe inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 1 in Notes to Consolidated Financial Statements for the year ended December 31, 2005, which note is incorporated herein by this reference.

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
A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:
Reconciliation of Gross Sales to Net Sales:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Gross sales	$693,342	$621,652	$567,077
Discounts and returns	(45,211)	(36,184)	(39,043)

Net sales	$648,131	$585,468	$528,034

Certain sales adjustments are not assignable to the Company’s individual product categories. Consequently, the Company believes that the non-GAAP financial measure, gross sales, is useful supplemental information, is meaningful, and is a more consistent measure than net sales in that gross sales provides investors a framework with which to compare sales trends in the Company’s product categories which is not available using net sales.
This document also includes a discussion of “gross margin excluding changes in fair value of foreign currency derivatives” which is a non-GAAP financial measure. Changes in fair value of foreign currency derivatives are included in cost of goods sold. Such changes (gains or losses) are recorded based upon the impact of changes in foreign currency exchange rates on the value of the foreign currency derivatives which the Company has purchased as part is its program to mitigate risks due to fluctuation in currency exchange rates. Gross margin excluding changes in fair value of foreign currency derivatives is presented to provide investors information in addition to the GAAP measure, gross profit as a percentage of net sales, as the Company believes that this non-GAAP measure provides meaningful and useful information regarding the trends in product margins based on actual production costs, and excluding the non-cash gain or losses from changes in fair value of foreign currency derivatives. Company management uses this information in reviewing product margins, in product pricing decisions, and in analyzing product category profitability. However, the Company cautions investors to consider gross margin excluding changes in fair value of foreign currency derivatives in addition to, not as a substitute for, gross profit presented in accordance with GAAP in the Company’s consolidated statements of income as a percentage of net sales.

A reconciliation of gross margin excluding changes in fair value of foreign currency derivatives to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows:
Reconciliation to Gross Profit:

		Change in fair	Excluding changes
	Reported	value of foreign	in fair value of
	under	currency	foreign currency
	GAAP	derivatives	derivatives
	(in thousand, except for percentages)
Year ended December 31, 2005
Net sales	$648,131		$648,131
Cost of goods sold	277,230	12,988	290,218

Gross profit	370,901		357,913
Gross profit %	57.2%		55.2%

Year ended December 31, 2004
Net sales	$585,468		$585,468
Cost of goods sold	262,483	2,621	265,104

Gross profit	322,985		320,364
Gross profit %	55.2%		54.7%

Year ended December 31, 2003
Net sales	$528,034		$528,034
Cost of goods sold	245,578	(7,790)	237,788

Gross profit	282,456		290,246
Gross profit %	53.5%		55.0%

Forward-Looking Statements
This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators, are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the sale of new product introductions in the Company’s electronics category; the Company’s ability to maintain approved vendor status and continue to receive product orders from the U.S. military; the Company’s ability to integrate and operate acquisitions; the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica Group S.p.A, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand and grow its distribution channels and its own retail operations; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions could continue to reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; terrorist acts, or the threat thereof, could adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate licensing arrangements without adversely affecting operations and the success of such initiatives; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters; the Company’s ability to identify and successfully execute cost control initiatives; and the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this press release. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

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
Foreign currency
The Company’s subsidiaries outside the United States purchase most of their finished goods in U.S. dollars and collect money at future dates in the customers’ local currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. (See Note 9 in Notes to Consolidated Financial Statements). As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts. Changes in the fair value for each of the Company’s foreign exchange contracts not designated as cash flow hedges have been reported in cost of sales and earnings for the years ended December 31, 2005, 2004 and 2003.
The following is a summary of the Company’s foreign exchange contracts by currency at December 31, 2005 (in thousands):

	U.S. Dollar		Fair Value
	Equivalent	Maturity	Gain (Loss)
Exchange Contracts:
Australian dollar	$4,395	Jan. 2006 – Dec. 2006	$135
British pound	16,542	Feb. 2006 – Dec. 2006	1,457
Canadian dollar	14,118	Jan. 2006 – Dec. 2006	(202)
Euro	25,262	Jan. 2006 – Dec. 2006	1,312
Japanese yen	14,853	Jan. 2006 – Dec. 2006	1,711
South African rand	2,372	Mar. 2006 – Sep. 2006	(84)

	$77,542		$4,329

The Company purchases, and plans to continue to purchase, foreign exchange contracts as part of its strategy to manage its exposure to foreign currency exchange rate fluctuations. These foreign currency exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, the Company may, for various reasons, decide to either expand or reduce the level of foreign exchange contracts it holds. Based upon the specific foreign currency contracts held at December 31, 2005, if the value of the U.S. dollar were to hypothetically increase by 5% relative to the foreign currencies which the Company has hedged with foreign exchange contracts, then gross profit and pre-tax income would increase by approximately $3.3 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a loss from translating foreign currency income and expenses into U.S dollars at the hypothetical increased rate.

     The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are respected global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At December 31, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements as outlined in Note 9 in Notes to Consolidated Financial Statements.
Interest rates
     The Company’s principal line of credit, with no balance outstanding at December 31, 2005, bears interest at either the Eurodollar Rate (LIBOR) plus 0.75% (5.29% at December 31, 2005) or the bank’s prime lending rate minus 0.25% (7.00% at December 31, 2005). Based on the weighted average interest rate of 6.26% on the line of credit during the year ended December 31, 2005, if interest rates on the line of credit were to increase by 10.00%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, net income would be reduced by approximately $4,100 per year.
     The Company’s ten-year real estate term loan, with a balance of $10.3 million outstanding at December 31, 2005, bears interest at LIBOR plus 1.00% (5.41% at December 31, 2005) and is due in September 2007. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company’s risk of fluctuations in the variable rate of its long-term loan by fixing the rate at 6.31%. As of December 31, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Oakley, Inc.:
We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 31, 2006

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,157	$51,738
Accounts receivable, less allowances of $10,639 (2005) and $11,045 (2004)	99,430	102,817
Inventories, net (Note 2)	119,035	115,061
Other receivables	4,656	3,992
Deferred income taxes	11,707	14,195
Income taxes receivable	3,059	—
Prepaid expenses and other assets	14,132	9,087

Total current assets	334,176	296,890

Property and equipment, net	153,218	152,993
Deposits	2,197	1,828
Goodwill	27,146	25,699
Other assets	4,977	5,698

TOTAL ASSETS	$521,714	$483,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit (Note 7)	$11,349	$17,541
Accounts payable	30,772	32,838
Accrued expenses and other current liabilities (Note 5)	36,173	39,583
Accrued warranty (Note 1)	3,068	3,107
Income taxes payable	—	2,327
Current portion of long-term debt (Note 7)	1,999	2,019

Total current liabilities	83,361	97,415

Deferred income taxes	8,156	9,607
Other long-term liabilities	260	—
Long-term debt, net of current portion (Note 7)	8,732	10,688

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share;200,000,000 shares authorized; 69,153,000 (2005) and 68,077,000 (2004) issued and outstanding	686	678
Additional paid-in capital	48,026	33,659
Deferred compensation	(6,082)	(3,617)
Retained earnings	371,333	322,742
Accumulated other comprehensive income (Note 1)	7,242	11,936

Total shareholders’ equity	421,205	365,398

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$521,714	$483,108

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year ended December 31,
	2005	2004	2003
Net sales	$648,131	$585,468	$528,034
Cost of goods sold	277,230	262,483	245,578

Gross profit	370,901	322,985	282,456

Operating expenses:
Research and development	17,851	15,962	14,308
Selling	174,641	160,946	143,549
Shipping and warehousing	17,485	17,087	14,620
General and administrative	71,426	63,648	58,017

Total operating expenses	281,403	257,643	230,494

Operating income	89,498	65,342	51,962

Interest (income) expense, net	(446)	1,037	1,272

Income before provision for income taxes	89,944	64,305	50,690
Provision for income taxes	30,284	20,790	17,741

Net income	$59,660	$43,515	$32,949

Basic net income per common share	$0.88	$0.64	$0.48

Basic weighted average common shares	68,101,000	67,953,000	68,006,000

Diluted net income per common share	$0.87	$0.63	$0.48

Diluted weighted average common shares	68,930,000	68,610,000	68,282,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2005	2004	2003
Net income	$59,660	$43,515	$32,949

Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges, net of tax	259	289	316
Foreign currency translation adjustment	(4,953)	6,314	12,118

Other comprehensive income (loss)	(4,694)	6,603	12,434

Comprehensive income	$54,966	$50,118	$45,383

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional	Deferred	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Compensation	Earnings	(Loss) / Income	Total
Balance as of January 1, 2003	68,332,000	$683	$35,097	$—	$265,997	$(7,101)	$294,676

Repurchase of common shares (Note 10)	(436,000)	(4)	(4,487)	—	—	—	(4,491)
Exercise of stock options (Note 10)	52,000	—	470	—	—	—	470
Compensation expense — stock options	—	—	11	—	—	—	11
Tax benefit related to exercise of stock options	—	—	35	—	—	—	35
Dividends paid	—	—	—	—	(9,511)	—	(9,511)
Net income	—	—	—	—	32,949	—	32,949
Other comprehensive income	—	—	—	—	—	12,434	12,434

Balance as of December 31, 2003	67,948,000	679	31,126	—	289,435	5,333	326,573

Repurchase of common shares (Note 10)	(515,000)	(5)	(5,918)	—	—	—	(5,923)
Exercise of stock options (Note 10)	352,000	4	3,454	—	—	—	3,458
Compensation expense — stock options	—	—	16	—	—	—	16
Tax benefit related to exercise of stock options	—	—	603	—	—	—	603
Issuance of restricted stock	312,500		4,681	(4,681)	—	—	—
Forfeiture of restricted stock	(20,500)	—	(303)	303	—	—	—
Restricted stock expense	—	—		761			761
Dividends paid	—	—	—	—	(10,208)	—	(10,208)
Net income	—	—	—	—	43,515	—	43,515
Other comprehensive income	—	—	—	—	—	6,603	6,603

Balance as of December 31, 2004	68,077,000	678	33,659	(3,617)	322,742	11,936	365,398

Repurchase of common shares (Note 10)	(865,000)	(9)	(11,779)	—	—	—	(11,788)
Exercise of stock options (Note 10)	1,684,000	17	18,627	—	—	—	18,644
Compensation expense — stock options	—	—	17	—	—	—	17
Tax benefit related to exercise of stock options	—	—	3,426	—	—	—	3,426
Issuance of restricted stock	296,000	—	4,673	(4,673)	—	—	—
Forfeiture of restricted stock	(39,000)	—	(597)	597	—	—	—
Restricted stock expense				1,611			1,611
Dividends paid	—	—	—	—	(11,069)	—	(11,069)
Net income	—	—	—	—	59,660	—	59,660
Other comprehensive loss	—	—	—	—	—	(4,694)	(4,694)

Balance as of December 31, 2005	69,153,000	$686	$48,026	$(6,082)	$371,333	$7,242	$421,205

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,660	$43,515	$32,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,269	31,879	30,790
Changes in fair value of deriviative instruments	(13,186)	(2,959)	8,073
Provision for bad debt expense	2,850	1,601	1,738
Compensatory stock options and restricted stock expense	1,627	777	11
Tax benefit related to exercise of stock options and restricted stock	3,426	603	35
Loss on disposition of equipment	831	639	1,413
Deferred income taxes, net	576	3,349	(1,928)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,667)	(23,717)	(5,403)
Inventories	(7,194)	(13,779)	(5,847)
Other receivables	(774)	(533)	1,936
Prepaid expenses and other	(946)	(919)	(1,558)
Deposits	(530)	362	670
Accounts payable	(2,300)	6,521	(125)
Accrued expenses and other current liabilities	7,169	5,763	4,446
Accrued warranty	(39)	186	(616)
Income taxes receivable/payable	(5,301)	(7,659)	9,445

Net cash provided by operating activities	76,471	45,629	76,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(35,079)	(30,385)	(29,689)
Proceeds from sale of property and equipment	1,207	311	192
Acquisitions of businesses	(1,929)	(450)	(430)
Other assets	(181)	(491)	(665)

Net cash used in investing activities	(35,982)	(31,015)	(30,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	1,442	3,416	19,037
Repayments of bank borrowings	(8,045)	(2,853)	(23,919)
Dividends paid	(10,990)	(10,208)	(9,511)
Net proceeds from exercise of stock options	18,644	3,458	505
Repurchase of common shares	(11,788)	(5,923)	(4,491)

Net cash used in financing activities	(10,737)	(12,110)	(18,379)

Effect of exchange rate changes on cash	667	23	(95)

Net increase in cash and cash equivalents	30,419	2,527	26,963
Cash and cash equivalents, beginning of period	51,738	49,211	22,248

Cash and cash equivalents, end of period	$82,157	$51,738	$49,211

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,462	$1,511	$1,526

Income taxes (net of refunds received)	$30,299	$23,031	$8,573

See accompanying Notes to Consolidated Financial Statements

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business
Description of Business
The Company is an innovation-driven designer, manufacturer and distributor of consumer products that include high-performance eyewear, footwear, watches, apparel and accessories. The Company believes its principal strength is its ability to develop products that demonstrate superior performance and aesthetics through proprietary technology and styling. Its designs and innovations are protected by over 500 patents and over 1,100 trademarks worldwide. The Company operates in two segments: wholesale and U.S. retail.
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
Inventories
Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, using the first-in, first-out method. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory to appropriately reflect net realizable value for all slow-moving and discontinued inventory based upon the Company’s estimated forecast of product demand and production requirements. Demand for the Company’s products can fluctuate significantly. Many factors that can affect demand for the Company’s products include unanticipated changes in general market conditions or other factors outside the control of the Company, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives (generally two to seven years for property and equipment and 39 years for buildings) of the respective assets or, as to leasehold improvements, the term of the related lease if less than the estimated useful service life. Beginning with assets acquired in 2004, certain tooling equipment used for identifiable products is recorded at cost and depreciated over the expected number of units to be produced.
Derivative Instruments
The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain hedging Activities – an amendment of SFAS 133” (SFAS 138), and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”(SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the derivative matures. The fair value gain or loss from the ineffective portion of the derivative is reported in cost of goods sold immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in cost of goods sold.
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. No impairments were recorded for the years ended December 31, 2005, 2004 or 2003.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
Goodwill and Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” (SFAS No. 142), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also tested in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future. The Company completed its annual impairment test for the fiscal year ended December 31, 2005 at December 31, 2005, and determined that no impairment loss existed.
Revenue Recognition
The Company recognizes wholesale revenue when 1) merchandise is shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of sale, 2) there is evidence of a contractual arrangement, and 3) collection is reasonably assured. Revenue from the Company’s retail store operations is recognized upon purchase by customers at the point of sale. The Company also licenses to third parties the rights to certain intellectual property and other proprietary information and recognizes royalty revenue when earned. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management’s expectations.
The Company’s standard sales agreements with its wholesale customers do not provide for any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company may, at its discretion, accept other returns. The Company records a provision for estimated future warranty related product returns based upon historical data. The Company records provisions for other returns or sales discounts based upon analysis of, and decisions made regarding, reseller inventories in the Company’s distribution channels. Actual returns and claims in any future period may differ from the Company’s estimates.
The Company’s standard sales agreements with its wholesale customers do not provide for price protection or margin guarantees. The Company has at times, and at its discretion, provided its wholesale customers with sales discounts or markdown allowances to assist the sell-through of their slow moving inventories. The Company records provisions for sales discounts, markdown allowances, rebates and similar commitments based upon analysis of, and decisions made regarding, reseller inventories in the Company’s distribution channels.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
Inventory Sale and Purchase Transactions with the Same Third Party
In certain cases, in the electronics category, the Company sells eyewear components to a third party electronics vendor and subsequently purchases finished goods from the same electronics vendor which contain such eyewear components.
The electronics vendor sells the finished goods through its distribution channels. The electronics vendor has no right to return eyewear components to the Company. The Company has the right, but not any obligation, to purchase finished goods from the electronics vendor, at a defined price, for sale to its own wholesale and retail customers.
Net sales of eyewear components to the electronics vendor are eliminated from the Company’s net sales to the extent that the Company has purchased, or intends to purchase, finished goods from the electronics vendor. Eyewear components sold to the electronics vendor which the Company intends to purchase as part of finished goods are maintained on the Company’s balance sheet as consignment inventory held by the electronics vendor.
Finished goods purchased by the Company are placed into inventory at cost, calculated as the invoice value from the electronics vendor less the Company’s margin on the sale of the related eyewear components to such vendor. The Company recognizes the sale of the finished goods, and relieves related inventory, when such finished goods are sold by the Company to its wholesale or retail customers.
Shipping and Handling Costs
Amounts billed to customers for shipping and handling fees are included in net sales. Freight costs incurred related to these fees are included in cost of sales and other warehousing costs are included in shipping and warehousing.
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
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of their current credit information. The Company regularly monitors its customers’ collections and payments and maintains an allowance for doubtful accounts based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such bad debt losses have historically been within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same bad debt loss rates that have been experienced in the past. In addition, costs associated with customer markdowns are included as a reduction to both net sales and accounts receivable.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
Insurance Coverage
The Company is partially self-insured for its workers’ compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $2,398,500 for claims incurred during the current policy period. The Company records a liability for the actuarially estimated cost of claims both reported, and incurred but not reported, based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as its actual experience dictates. A significant change in the number or dollar amount of claims or other actuarial assumptions could cause the Company to revise its estimate of potential losses and affect its reported results.
Warranties
The Company provides warranties from 30 days to one year, depending on the product line, against manufacturer’s defects on its products when purchased from an authorized Oakley dealer.
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
Warranty liability activity for the years ended December 31, was as follows:

	2005	2004	2003
	(in thousands)
Balance as of January 1,	$3,107	$2,921	$3,537
Warranty claims and expenses	(3,751)	(3,959)	(3,511)
Provisions for warranty expense	3,712	4,124	2,851
Changes due to foreign currency translation	0	21	44

Balance as of December 31,	$3,068	$3,107	$2,921

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
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
The Company believes that it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At December 31, 2005, $2.8 million was accrued for such matters. Although not probable, an adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.
Foreign Currency Translation
The Company’s subsidiaries outside the United States purchase most of their finished goods in U.S. dollars and collect money at future dates in the customers’ local currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward and option contracts. Such forward exchange contracts are accounting for under the guidelines of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
Comprehensive Income
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
The components of comprehensive income (loss) for the Company include net income, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	As of December 31,
	2005	2004
	(in thousands)
Unrealized loss on interest rate swap, net of tax	$(58)	$(317)
Equity adjustment from foreign currency translation	7,300	12,253

	$7,242	$11,936

Stock-Based Compensation
The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized for stock option awards granted with exercise prices at fair market value on the date of grant. Accordingly, no compensation expense has been recognized in the Company’s consolidated financial statements for incentive and non-qualified stock options granted to employees as the exercise price is equal to the market price on the date of grant. Stock based awards to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123).
Stock Options
Under SFAS 123, the Company is required to provide pro forma information showing what net income would have been if the fair value of awards to employees had been amortized over the vesting period. For this information, the fair value is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including, among others, future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Binomial option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Stock volatility	35.2%	36.0%	50.2%
Risk-free interest rate	3.8%	3.1%	2.1%
Expected dividend yield	1.1%	1.1%	1.4%
Expected life of option	5.6 years	5.0 years	3.8 years

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
In the fourth quarter of 2005, the Company evaluated its Binomial option pricing model which resulted in adjustments to the variables used in the computation of the fair value of its options. The expected volatility assumption was changed from being based solely on historical volatility to being based on a weighted average of historical and implied volatility from traded options on the Company’s stock as it believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. Additionally, the Company’s expected life assumption, which was previously based solely on historical exercise behavior, was adjusted to reflect both the option’s contractual term and the effects of employees’ expected exercise behavior and expected post-vesting employment-termination behavior to be more representative of future exercise patterns.
If the fair value of the 2005, 2004 and 2003 awards had been amortized to expense over the vesting period of the awards, net income would have been as follows:

	2005	2004	2003
	(in thousands)
Net income:
As reported	$59,660	$43,515	$32,949
Add: Stock based employee compensation expense as reported, net of tax effects	1,030	489	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,925)	(3,582)	(3,071)

Pro forma	$58,765	$40,422	$29,878

Basic net income per share:
As reported	$0.88	$0.64	$0.48
Pro forma	$0.86	$0.59	$0.44

Diluted net income per share:
As reported	$0.87	$0.63	$0.48
Pro forma	$0.85	$0.59	$0.44
In March 2004, the Compensation and Stock Option Committee of the Company’s Board of Directors approved the accelerated vesting, as of December 31, 2004, of all unvested stock options that have an exercise price greater than $15.70. This accelerated vesting affected approximately 1,242,000 common stock options with a weighted average exercise price of $17.62. This acceleration resulted in the recognition of additional stock-based employee compensation of approximately $0.4 million, net of taxes, in the 2004 pro forma disclosure above and eliminates future compensation expense of approximately $0.7 million that the Company would otherwise have recognized in its statements of income with respect to these options when Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R) becomes effective on January 1, 2006. No stock-based compensation pursuant to APB Opinion No. 25 was recorded in the Company’s consolidated financial statements as a result of the acceleration.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which became effective for the Company’s fiscal year beginning January 1, 2006. The new standard will require the Company to record compensation expense for stock options using a fair value method. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. The Company will adopt SFAS 123R in its first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. Based on the Company’s unvested options at December 31, 2005, stock-based compensation expense due to the adoption of SFAS 123R is estimated to be approximately $1.7 million for 2006.
Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares vested and outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding, including the dilutive effect of potential common shares outstanding. For the years ended December 31, 2005, 2004 and 2003, the diluted weighted average common shares outstanding included 829,000, 657,000, and 276,000 respectively, of dilutive stock options and non vested restricted shares. For the years ended 2005, 2004, and 2003, stock options of 1,160,000, 1,364,000 and 2,940,000, respectively, were excluded because their effect would be anti-dilutive.
Advertising Costs
The Company advertises primarily through print media, catalogs and direct marketing. The Company’s policy is to expense advertising costs associated with print media on the date the print media is released to the public. Costs associated with catalogs and direct mail materials are expensed as they are shipped to the Company’s customers. Advertising costs also include posters and other point-of-purchase materials which are expensed as incurred. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 were $20.5 million, $18.4 million and $17.6 million, respectively.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
Customer Concentrations
Net sales to the retail group of Luxottica, which include Sunglass Hut locations worldwide, were approximately 7.0%, 7.6% and 8.9% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Luxottica is also one of the Company’s largest competitors in the sunglass and optical frame markets. In December 2004, the Company and Luxottica entered into a commercial agreement that established the terms applicable for 2005 between the two companies. The term of the commercial agreement expired at the end of 2005. The Company is currently engaged in discussions with Luxottica to establish a new commercial agreement, but there can be no assurances as to the future of its relationship with Luxottica or the likelihood that a new contract will be executed. During the past several years, Luxottica has acquired certain customers of the Company which, in some cases, has adversely impacted the Company’s net sales to such customers. There can be no assurance that the recent acquisitions or future acquisitions by Luxottica, or the lack of a contract with Luxottica, will not have a material adverse impact on the Company’s financial position or results of operations.
Supplier Concentrations
In 2005, the Company executed a new exclusive agreement with a supplier that is the Company’s single source for the supply of uncoated lens blanks from which a majority of its sunglass lenses are cut. In the event of the loss of this supplier, the Company has identified an alternate source. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find and use a suitable alternative source and could have a material adverse impact on the Company’s business. If the Company were to lose the source for its lens blanks or other critical materials, it could have a materially adverse effect on the Company’s business.
New Accounting Pronouncements
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (SFAS 151) to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS No. 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning January 1, 2006. The Company has evaluated the provisions of SFAS 151 and has determined that the adoption will not have a material impact on the overall results of its operations or financial position.
In December 2004, the FASB issued SFAS 123R and in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of FAS 123R. See Stock-Based Compensation within Note 1 above for further discussion.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 1 — Significant Accounting Policies and Description of Business (cont’d)
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retroactive application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation. The Company reclassified credit card fees incurred in connection with customer transactions at the Company’s retail stores and in direct sales operations from general and administrative expense into selling expense to be more consistent with industry practice of accounting for retail stores. For the years ended December 31, 2004 and 2003, the Company reclassified $1.6 million and $1.2 million, respectively of credit card fees. These reclassifications had no impact on previously reported results of operations, retained earnings or net cash provided by operating activities.
Note 2 — Inventories
Inventories at December 31, consist of the following:

	2005	2004
	(in thousands)
Raw materials	$28,776	$29,219
Finished goods	90,259	85,842

	$119,035	$115,061

Note 3 — Property and Equipment
Property and equipment at December 31, consist of the following:

	2005	2004
	(in thousands)
Land	$8,953	$8,953
Buildings and leasehold improvements	111,893	100,042
Equipment and furniture	207,517	201,700
Tooling	29,998	26,995

	358,361	337,690
Less accumulated depreciation and amortization	(205,143)	(184,697)

	$153,218	$152,993

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 4 — Goodwill and Intangible Assets
Under SFAS No. 142, goodwill and non-amortizing intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates that goodwill or intangible assets may be impaired. The Company completed its annual impairment test for the fiscal years ended December 31, 2005 and 2004, and determined that no impairment loss existed.
Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of December 31, 2005		As of December 31, 2004
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
	(in thousands)
Covenants not to compete	$4,319	$3,450	$4,290	$2,948
Distribution rights	3,567	2,226	3,567	1,921
Patents	4,339	2,423	4,108	2,032
Other identified intangible assets	923	519	923	379

Total	$13,148	$8,618	$12,888	$7,280

     Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1.3 million for each year. Annual estimated amortization expense, based on the Company’s intangible assets at December 31, 2005, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2006	$1,305
Fiscal 2007	949
Fiscal 2008	842
Fiscal 2009	776
Fiscal 2010	502
Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
	(in thousands)
Balance, December 31, 2003	$1,574	$—	$14,460	$8,575	$24,609
Additions / adjustments:
Goodwill additions (1)	—	—	—	422	422
Changes due to foreign exchange rates	—	—	668	—	668

Balance, December 31, 2004	1,574	—	15,128	8,997	25,699
Additions / adjustments:
Goodwill additions (1)	—	—	—	1,771	1,771
Changes due to foreign exchange rates	—	—	(324)	—	(324)

Balance, December 31, 2005	$1,574	$—	$14,804	$10,768	$27,146

(1)	Reflects acquisitions made by the Company’s Iacon subsidiary.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 5 — Accrued Liabilities
Accrued liabilities consist of the following:

	Years ended December 31,
	2005	2004
	(in thousands)
Accrued employee compensation and benefits	$18,226	$15,689
Derivative liability	91	9,354
Other liabilities	17,856	14,540

	$36,173	$39,583

At December 31, 2004, the value of the Company’s derivative contracts reflected an unfavorable loss of $9.4 million which the Company recorded in accrued liabilities on its balance sheets. Conversely, at December 31, 2005, the value of the Company’s derivative contracts, other than its interest rate swap agreement, reflected a favorable gain of $4.3 million which the Company recorded in prepaid expenses and other assets on its balance sheets.
Note 6 — Income Taxes
The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the years ended December 31:

	2005	2004	2003
	(in thousands)
United States	$64,690	$57,993	$50,101
Foreign	25,254	6,312	589

	$89,944	$64,305	$50,690

The provision (benefit) for income taxes for the years ended December 31, consists of the following:

	2005	2004	2003
	(in thousands)
Current:
Federal	$22,565	$13,550	$12,937
State	2,173	1,154	1,554
Foreign	4,725	2,670	4,469

	29,463	17,374	18,960

Deferred:
Federal	(3,071)	2,428	2,245
State	(151)	236	(207)
Foreign	4,043	752	(3,257)

	821	3,416	(1,219)

	$30,284	$20,790	$17,741

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 6 — Income Taxes (cont’d)
No provision has been made for U.S. Federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $35.1 million of undistributed earnings of foreign subsidiaries as of December 31, 2005, which have been or are intended to be permanently reinvested.
The American Jobs Creation Act of 2004 (the “AJCA”), provides a deduction for income from qualified domestic production activities that is phased in over the calendar years 2005 to 2010. In 2005, the deduction is equal to 3.0% of qualifying income on qualified production gross receipts. The AJCA provides for a two-year phase-out of the existing Extraterritorial Income (ETI) deduction that was repealed as a result of a ruling by the World Trade Organization. For 2005, the phase-out provision limits the Company’s benefit to 80.0% of the calculated amount. The Company has taken both these law changes into consideration in calculating the income tax provision.
The AJCA also provided for a one-time election to claim an 85.0% dividends received deduction related to the repatriation of foreign earnings. Based upon the Company’s internal analysis and after evaluation, the Company decided to not repatriate any foreign earnings under the provisions of AJCA for various business reasons.
A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is as follows:

	2005	2004	2003
		(in thousands)
Tax at U.S. Federal statutory rates	$31,480	$22,508	$17,741
State income taxes, net	1,309	904	815
U.S. export benefit, net of foreign tax rate differential	(1,746)	(1,668)	(1,256)
Other, net	(759)	(954)	441

	$30,284	$20,790	$17,741

Certain wholly-owned foreign subsidiaries have generated net operating losses within the foreign jurisdictions in which they operate. Total net operating losses, which relate to continuing operations in Latin America, Germany and South Pacific, were approximately $15,401,000 as of December 31, 2005, $15,288,000 as of December 31, 2004 and $10,121,000 as of December 31, 2003. Approximately $9,159,000 of the net operating loss balance as of December 31, 2005 relates to Latin America and will begin to expire on December 31, 2006. The remaining $6,241,000 of the net operating loss balance at December 31, 2005, which relates to Germany and South Pacific, will carry forward indefinitely. The Company’s wholly-owned subsidiary in Mexico has generated tax credits related to asset taxes paid in lieu of income taxes. These credits, approximately $186,000 on December 31, 2005, $149,000 on December 31, 2004 and $120,000 on December 31, 2003, will begin to expire on December 31, 2009. The Company has included a valuation allowance against the entire balance of net operating losses and tax credits at December 31, 2005, as it cannot estimate if these attributes will be utilized in the foreseeable future.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 6 — Income Taxes (cont’d)
The deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Warranty reserve	$1,126	$1,090
Uniform capitalization	1,564	1,345
Sales returns reserve	1,578	1,493
Inventory	3,405	1,585
Allowance for doubtful accounts	675	523
Accrued fringe benefits and compensation	2,458	2,569
Restricted stock	840	342
Deferred revenue	2,224	1,859
Foreign net operating loss and credit carryovers	5,049	5,315
Foreign unrealized gains/losses	—	3,482
Other	2,135	2,159

Total deferred tax assets	21,054	21,762

Deferred tax liabilities:
Depreciation and amortization	(9,327)	(9,820)
Other comprehensive income	(652)	(714)
Foreign unrealized gains/losses	(1,810)	—
Other	(665)	(1,325)

Total deferred tax liability	(12,454)	(11,859)

Net deferred tax assets	8,600	9,903
Less: valuation allowance	(5,049)	(5,315)

Net deferred tax assets, net of valuation allowance	$3,551	$4,588

The Company believes it has adequately provided for income tax issues not yet resolved with Federal, state and foreign tax authorities. At December 31, 2005, $2.8 million was accrued for such matters. Although not probable, the adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 6 — Income Taxes (cont’d)
On August 2, 2004, the Internal Revenue Service (IRS) notified the Company of a proposed audit adjustment related to advance payment agreements it executed in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly-owned foreign subsidiaries, Oakley UK and Oakley Europe. This adjustment resulted from the IRS audit for the tax years ended December 31, 2000 and 2001. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company believes that its position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. The Company is continuing to protest this adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures. In the event that the Company does not prevail under protest, management expects that the adjustments should not have a material impact on the Company’s financial results because the Company has insurance in place which it believes will cover such adjustment and any associated expenses. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter.
Note 7 — Debt
Line of Credit
In August 2004, the Company amended its credit facilities with a bank syndicate. The amended credit facilities allow for borrowings up to $75 million and mature in September 2007. Borrowings under the credit facilities are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (5.29% at December 31, 2005) or the bank’s prime lending rate minus 0.25% (7.00% at December 31, 2005). At December 31, 2005, the Company did not have any balance outstanding under the credit facilities. The amended credit facilities contain various restrictive covenants including the maintenance of certain financial ratios. At December 31, 2005, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.74% to 6.10%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.86% to 10.50%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $26.6 million, of which $11.3 million was outstanding at December 31, 2005.
Long-Term Debt
The Company has a real estate term loan with an outstanding balance of $10.3 million at December 31, 2005, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (5.41% at December 31, 2005). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of December 31, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.1 million.
As of December 31, 2005, the Company also has a non-interest bearing note payable in the amount of $0.5 million, net of discounts, in connection with its acquisition of Iacon, Inc. Payment under the note is due in 2006, with such payments contingent upon certain conditions.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 7 — Debt (cont’d)
The following schedule lists the Company’s scheduled annual principal payments on its long-term debt:

Year Ending
December 31,	(in thousands)
2006	$2,019
2007	8,732

$10,751

Note 8 — Commitments and Contingencies
Operating Leases
The Company is committed under noncancelable operating leases expiring at various dates through 2022 for certain offices, warehouse facilities, retail stores, production facilities and distribution centers. The following is a schedule of future minimum lease payments required under such leases as of December 31, 2005:

Year Ending
December 31,	(in thousands)
2006	$21,529
2007	20,166
2008	18,138
2009	16,611
2010	15,613
Thereafter	43,631

Total	$135,688

Substantially all of the retail segment leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging up to 9% based on sales volumes over certain minimum sales levels.
Rent expense for the years ended December 31, is summarized as follows:

	2005	2004	2003
		(in thousands)
Retail store and facility rent expense	$24,460	$18,992	$14,741
Related Party	53	—	90

Total	$24,513	$18,992	$14,831

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 8 — Commitments and Contingencies (cont’d)
Purchase Commitments
In 2005, the Company executed a new exclusive five-year agreement with a supplier that is the Company’s single source for the supply of uncoated lens blanks from which a majority of its sunglass lenses are cut. The agreement’s new terms are effective April 1, 2005 and replace the parties’ previous agreement. This new agreement gives the Company the exclusive right to purchase decentered sunglass lenses from the supplier in return for the Company’s agreement to fulfill the majority of its lens requirements from such supplier, subject to certain conditions. The Company has expanded its in-house lens blank production capabilities to manufacture some portion of its lenses directly if needed, which is permitted under the agreement as long as the Company continues to satisfy an annual minimum purchase amount.
Employment and Consulting Agreements
On September 19, 2005, the Company entered into an employment agreement with D. Scott Olivet pursuant to which Mr. Olivet will serve as Chief Executive Officer and a Director of Oakley effective as of September 19, 2005 and has a term expiring on December 31, 2010.
In 2004, the Company adopted two severance plans for the benefit of its officers that provide for, among other things, upon the termination of employment by the Company, (i) payment of a designated percentage of base salary and pro rata bonus; (ii) extension of Company-paid medical and benefits; and (iii) limited acceleration of vesting with respect to options. Additionally in 2004, the Company entered into a severance agreement with one of its officers to provide for certain benefits in exchange for the cancellation of his employment agreement.
Endorsement Contracts
The Company has entered into endorsement contracts with selected athletes and others who endorse the Company’s products. The contracts are primarily of short duration. Under the contracts, the Company has agreed to pay certain incentives based on performance and is required to pay minimum annual payments as listed below. The estimated maximum amount that could be paid under existing contracts is approximately $12.1 million and would assume that all achievements are met.

Year Ending December 31,	(in thousands)
2006	$7,373
2007	3,822
2008	227

Minimum annual endorsement contract commitments	$11,422

Estimated bonuses if all achievements are met	662

Maximum annual endorsement contract commitments	$12,084

Many of these contracts provide incentives based upon specific achievements. The actual amounts paid under these contracts may be higher or lower than the amounts listed as a result of the variable nature of these obligations. Such expenses are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 8 — Commitments and Contingencies (cont’d)
Indemnities, Commitments and Guarantees
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington, and routine guarantees between the Company and its subsidiaries. At December 31, 2005, the Company has outstanding letters of credit totaling $8.4 million for product purchases and as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2005, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.
Litigation
The Company is a party to various claims, complaints and litigation incidental to the Company’s business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse impact on the accompanying consolidated financial statements.
The United Kingdom’s Office of Fair Trading (OFT) is in the process of conducting an investigation of an Oakley subsidiary, for conduct under the United Kingdom Competition Act of 1998. In November 2005, the OFT issued a Statement of Objections, alleging that our subsidiary wrongfully restricted resale prices for its sunglasses at one of its accounts. Oakley refutes the allegation, however there can be no assurance that the Company’s position will prevail on this matter. In the event of an unfavorable outcome, the Company may be obligated to pay fines relating to its products sold. At this time the Company is unable to estimate its potential liability, if any. Presently, based upon advice from legal counsel, the Company believes that any liability for this matter would be immaterial.
Note 9 — Derivative Financial Instruments
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

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 9 — Derivative Financial Instruments (cont’d)
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
As of December 31, 2005, the fair value of the Company’s interest rate swap, which is designated as a cash flow hedge under SFAS 133, was a loss of approximately $0.1 million. The fair value of the Company’s foreign currency contracts at December 31, 2005, which are not designated as cash flow hedges, was a gain of approximately $4.3 million.
The following is a summary of the foreign currency contracts outstanding by currency at December 31, 2005 (in thousands):

	U.S. Dollar		Fair Value
	Equivalent	Maturity	Gain (Loss)
Exchange Contracts:
Australian dollar	$4,395	Jan. 2006 - Dec. 2006	$135
British pound	16,542	Feb. 2006 - Dec. 2006	1,457
Canadian dollar	14,118	Jan. 2006 - Dec. 2006	(202)
Euro	25,262	Jan. 2006 - Dec. 2006	1,312
Japanese yen	14,853	Jan. 2006 - Dec. 2006	1,711
South African rand	2,372	Mar. 2006 – Sep. 2006	(84)

	$77,542		$4,329

The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are respected global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At December 31, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 10 — Shareholders’ Equity
Stock Repurchase
During 2005, the Company purchased 864,525 shares of its Common Stock at an aggregate cost of approximately $11.8 million, or an average price of $13.64. In 2005, 405,840 shares were repurchased under the remaining authorization from a stock repurchase program previously authorized. The remaining 458,685 shares were purchased under the $20.0 million repurchase program approved by the Company’s Board of Directors in March 2005. As of December 31, 2005, approximately $13.7 million remains available for repurchases under the current authorization with total common shares outstanding of 69,153,000. The Company intends to continue to remain active with its share repurchase program should the right market conditions exist.
Stock Incentive Plan
The Company’s Amended and Restated 1995 Stock Incentive Plan (the “Plan”) provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock shares, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. A committee of the Board of Directors administers the Plan and has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. A total of 8,712,000 shares have been reserved for issuance under the Plan and at December 31, 2005, approximately 974,000 shares were available for issuance pursuant to new stock option grants or other equity awards.
Under the Plan, stock options are, in most cases, granted at an exercise price equal to the quoted market price of the Company’s stock at the time of grant. These options vest over periods ranging from one to five years and expire ten years after the grant date. At December 31, 2005, stock options for 1,998,778 shares were exercisable at prices ranging from $5.56 to $25.10.
Stock option activity for each for the three fiscal years ended December 31, was as follows:

	2005	2004	2003
Outstanding shares at January 1	4,339,963	4,808,020	3,905,227
Granted	983,055	58,332	1,080,697
Cancelled	(294,211)	(174,627)	(125,485)
Exercised	(1,684,039)	(351,762)	(52,419)

Outstanding shares at December 31	3,344,768	4,339,963	4,808,020

Exercisable shares at December 31	1,998,778	3,553,968	2,778,479

Average exercise price at January 1	$12.52	$12.14	$13.16
Granted	15.00	13.53	8.50
Cancelled	14.58	12.05	13.92
Exercised	11.07	9.76	9.38
Average exercise price at December 31	$13.58	$12.52	$12.14

Weighted average exercise price of exercisable options at December 31	$13.87	$12.98	$12.25

Weighted average fair value of options granted during the year	$3.36	$4.53	$3.07

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 10 — Shareholders’ Equity (cont’d)
Additional information regarding options outstanding as of December 31, 2005 is as follows:

		Options Outstanding		Options Exercisable
		Weighted Avg
		Remaining
Range of	Number	Contractual	Weighted Avg	Number	Weighted Avg
Exercise Prices	Outstanding	Life (yrs)	Exercise Price	Exercisable	Exercise Price
$5.56 — 8.75	653,732	6.59	$8.11	295,666	$7.97
$9.06 — 11.00	425,912	3.88	$10.24	400,908	$10.25
$11.29 — 13.94	840,750	7.08	$12.52	357,580	$12.29
$14.00 — 25.10	1,424,374	6.95	$17.71	944,624	$17.86
During the years ended December 31, 2005, 2004 and 2003, the Company recorded stock compensation expense of $17,000, $16,000 and $11,000, respectively, associated with the fair value of stock options issued to non-employees.
The Company also grants restricted stock awards under its 1995 Stock Incentive Plan that entitles the holder to shares of common stock as the award vests. Recipients of restricted shares are entitled to cash dividends upon vesting and to vote their respective shares throughout the restriction period. During the years ended December 31, 2005 and 2004, the Company granted 296,017 and 312,500 restricted shares, respectively, to employees, members of its Board of Directors and consultants at a weighted average fair value of $15.79 and $14.98 per share, respectively. The Company expenses the value of its restricted stock over the estimated or scheduled vesting period of the stock based upon the market value on the date of the grant. During the years ended December 31, 2005 and 2004, the Company recognized approximately $1.6 million and $0.8 million, respectively, in expense related to these restricted stock grants, net of forfeitures.
Note 11 — Employee Benefit Plan
The Company maintains a voluntary employee savings plan under Section 401(k) of the Internal Revenue Code (401(k) Plan) for all domestic employees with at least six months of service. The Plan is funded by employee contributions with the Company matching a portion of the employee contribution. Company contributions to the 401 (k) Plan were approximately $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in general and administrative expenses.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 12 — Related Party Information
The Company has entered into agreements over the last three fiscal years with companies in which its Chairman owns or has a controlling interest.
Aircraft Lease
In 2003, the Company had leased an aircraft from N2T, Inc. (N2T), an Oregon corporation owned by Jim Jannard, Chairman of the Board of Oakley under which the Company was to make aggregate annual lease payments of $90,000, as well as bear all costs and expenses of operating and maintaining the aircraft. Due to operational issues, Mr. Jannard returned the plane to the manufacturer in late 2003 and received a loaned plane to be used until a new plane was received. The Company subsequently terminated the lease agreement and in December 2003, entered into a new aircraft lease agreement where the Company is responsible only for the costs and expenses of operating and maintaining the loaned plane, and is not responsible for making any lease payments for its use of the aircraft. In September 2005, the Company entered into the First Amendment to Aircraft Lease (First Amendment) with N2T wherein, effective June 1, 2005, the Company will make aggregate annual rent and maintenance payments of approximately $0.2 million in to N2T. At such time that N2T received a new plane from the manufacturer, the First Amendment automatically terminated and the provisions of the original aircraft lease shall govern. For the years ended December 31, 2005 and 2003, the Company paid approximately $0.1 million and $0.1, million respectively, to N2T for the rental and maintenance fees on such aircraft. The Company made no lease or rental payments to N2T during 2004. During 2005, 2004 and 2003, the Company incurred approximately $0.9 million, $1.8 million and $1.7 million, respectively, in costs and expenses associated with the aircraft. In 2005, 2004 and 2003, Mr. Jannard reimbursed the Company approximately $1.4 million, $0.1 million and $0.1 million, respectively, for the Company’s operating costs related to his personal use of this aircraft.
Additionally, in March 2004, the Company and N2T entered into an Agreement and Mutual Release which provides that the Company shall be responsible for the payment of all ownership, personal property, use or similar tax and fees arising out of or in connection with the Company’s use of the aircraft, up to an aggregate of $125,000 per year. All remaining taxes will be borne by N2T.
Trademark License Agreement
The Company has a trademark license agreement with a limited liability company that is wholly-owned by Mr. Jannard (the LLC). Pursuant to this agreement, the LLC has assigned to the Company its right to purchase a truck and trailer to travel the National Hot Rod Association (NHRA) circuit and to sell certain products at NHRA sanctioned events and has agreed to place Oakley’s logo in prominent places on the automobile and crew members’ uniforms. The agreement additionally provides certain rights in connection with the LLC’s sponsorship of Don Schumacher Racing, whereby the LLC will work with Schumacher in the entry of a funny car driven by Gary Scelzi and will provide the Schumacher race team with Oakley products, including sunglasses, apparel and accessories. During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $0.1 million each year for the placement of the Company’s trademarks on, and related marketing activities in connection with this agreement.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 12 — Related Party Information (cont’d)
Reimbursable Cost
The Company periodically incurs costs on Mr. Jannard’s behalf for various personal matters unrelated to the business of Oakley. Mr. Jannard has a deposit with the Company to prepay any such items that is replenished on an ongoing basis as needed. At December 31, 2005 and 2004, the Company’s net liability to Mr. Jannard for such deposit was approximately $19,800 and $207,800, respectively.
Note 13 — Segment and Geographic Information
The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally, together with all direct consumer sales other than those through Company-owned U.S. retail store operations. The U.S. retail segment reflects the operations of the Company-owned specialty retail stores located throughout the United States. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income for the Company’s wholesale operations include Oakley product sales to its subsidiaries at transfer price and other intercompany corporate charges. Segment net sales and operating income for the Company’s U.S. retail operations include Oakley product sales to its Iacon subsidiary at transfer price, and sales to the Company’s retail stores at cost. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.
Financial information for the Company’s reportable segments is as follows (in thousands):

	2005
			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Net sales	$571,632	$100,996	$(24,497)	$648,131
Operating income	73,933	15,630	(65)	89,498
Identifiable assets	474,554	59,824	(12,664)	521,714
Acquisitions of property and	24,200	10,879	—	35,079
equipment Depreciation and amortization	29,303	3,966	—	33,269

	2004
			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Net sales	$530,589	$72,409	$(17,530)	$585,468
Operating income	56,653	8,796	(107)	65,342
Identifiable assets	449,003	45,969	(11,864)	483,108
Acquisitions of property and	24,248	6,137	—	30,385
equipment Depreciation and amortization	28,897	2,982	—	31,879

	2003
			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
Net sales	$487,767	$53,206	$(12,939)	$528,034
Operating income	47,844	4,266	(148)	51,962
Acquisitions of property and	22,587	7,102	—	29,689
equipment Depreciation and amortization	28,551	2,239	—	30,790

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 13 — Segment and Geographic Information (cont’d)
The following table sets forth sales by segment (in thousands):

	2005
			Total
	Wholesale	U.S. Retail	consolidated
Sales to third parties	$547,135	$100,996	$648,131
Inter-segment revenue	24,497	—	24,497

Gross sales	571,632	100,996	672,628
Less: eliminations	(24,497)	—	(24,497)

Total consolidated net sales	$547,135	$100,996	$648,131

	2004
			Total
	Wholesale	U.S. Retail	consolidated
Sales to third parties	$513,059	$72,409	$585,468
Inter-segment revenue	17,530	—	17,530

Gross sales	530,589	72,409	602,998
Less: eliminations	(17,530)	—	(17,530)

Total consolidated net sales	$513,059	$72,409	$585,468

	2003
			Total
	Wholesale	U.S. Retail	consolidated
Sales to third parties	$474,828	$53,206	$528,034
Inter-segment revenue	12,939	—	12,939

Gross sales	487,767	53,206	540,973
Less: eliminations	(12,939)	—	(12,939)

Total consolidated net sales	$474,828	$53,206	$528,034

     Geographical regions representing 10% or more of consolidated net sales are summarized as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
United States	$343,382	$304,955	$261,423
Continental Europe	93,689	94,171	91,473
Other international	211,060	186,342	175,138

Total consolidated net sales	$648,131	$585,468	$528,034

     The Company’s identifiable assets by geographical region are as follows:

	At December 31,
	2005	2004
	(in thousands)
United States	$356,808	$327,202
Continental Europe	54,132	53,933
Other international	110,774	101,973

Total consolidated identifiable assets	$521,714	$483,108

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 13 — Segment and Geographic Information (cont’d)
     The Company derives revenues from different product lines within its segments. Gross sales from external customers for each product line are as follows:

	Year ended December 31,
(in thousands)	2005	2004	2003
Sunglasses	$336,783	$314,515	$310,410
Apparel and accessories	109,448	94,859	76,018
Prescription eyewear	49,849	47,750	42,669
Goggles	42,040	39,177	36,156
Electronics	37,147	19,773	—
Footwear	32,176	32,211	36,520
Watches	10,559	11,931	9,862
Other	75,340	61,436	55,442

Total gross sales	693,342	621,652	567,077
Discounts and returns	(45,211)	(36,184)	(39,043)

Total consolidated net sales	$648,131	$585,468	$528,034

Other consists of revenue derived from the sales of sunglass and goggle accessories, shipping and handling fees charged to customers, sales of equipment, and sales of sunglass brands other than those owned or licensed by the Company at the Company’s specialty eyewear retail stores.
Note 14 — Restructure Charge
A restructure charge of $2.8 million ($1.8 million, or $0.02 per diluted share, on an after-tax basis) was recorded during the fourth quarter of fiscal 2002 to restructure (the Restructuring Plan) the Company’s European operations with significant changes to the regional sales and distribution organization. Pursuant to an approval of the Company’s Board of Directors in December 2002, relationships with several outside sales agents were modified or terminated, and changes were implemented to rationalize other warehousing and distribution functions within the European markets. As of December 31, 2005, the Company had paid or settled all of the expenses associated with the Restructuring Plan.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 14 — Restructure Charge (cont’d)
This charge was included in selling and shipping and warehousing expenses and is comprised of the following components (in thousands):

	Accrued		Changes due
	restructure		to foreign
	liability		exchange rates
	balance at		and	Balance as of
	Dec. 31, 2004	Amounts paid	adjustments	Dec. 31, 2005
Termination and modification of sales agent contracts and employee contracts	$170	$(170)	$—	$—

	$170	$(170)	$—	$—

	Accrued		Changes due
	restructure		to foreign
	liability		exchange rates
	balance at		and	Balance as of
	Dec. 31, 2003	Amounts paid	adjustments	Dec. 31, 2004
Termination and modification of sales agent contracts and employee contracts	$258	$(100)	$12	$170

Rationalization of warehousing and distribution	—	—	—	—

	$258	$(100)	$12	$170

	Accrued		Changes due
	restructure		to foreign
	liability		exchange rates
	balance at		and	Balance as of
	Dec. 31, 2002	Amounts paid	adjustments	Dec. 31, 2003
Termination and modification of sales agent contracts and employee contracts	$2,249	$(1,960)	$(31)	$258

Rationalization of warehousing and distribution	539	(864)	325	—

	$2,788	$(2,824)	$294	$258

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 15 — Subsequent Events
On February 8, 2006, the Company announced the acquisition of privately-held Oliver Peoples, Inc., which designs, produces and sells luxury eyewear. Through this acquisition, Oakley acquired Oliver Peoples’ three eyewear brands: Oliver Peoples®, Mosley Tribes®, and the licensed Paul Smith® eyewear brand. The aggregate purchase price of up to $55.7 million, subject to post closing adjustments, includes the assumption of approximately $5.0 million of debt and up to $4.0 million in earn-out incentives.
In connection with the acquisition of Oliver Peoples, the Company amended its existing credit facilities with a bank syndicate. The amended credit facilities allow the acquisition of Oliver Peoples to be excluded from the calculated maximum of permitted acquisitions during the term of the credit facilities.
On March 14, 2006, the Company announced that it had signed a definitive agreement to purchase all of the outstanding stock of the privately held Optical Shop of Aspen and its parent company OSA Holding, Inc. The Optical Shop of Aspen operates 14 luxury optical retail locations. The Company expects to close this transaction before June 30, 2006.
Note 16 — Unaudited Quarterly Financial Data
In March 2006, management determined that the Company’s previous accounting for its foreign currency derivative instruments as qualifying cash flow hedges did not comply with SFAS 133 due to lack of sufficient documentation at the inception of the hedges. As a result, the Company determined that the derivatives did not qualify for hedge accounting. The Company restated the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, in its Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on March 31, 2006. The Company intends to file amendments to its Form’s 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 to include restated interim financial statements for 2005 and 2004, as soon as practicable, and has restated the unaudited quarterly financial data within this footnote. The cumulative impact on net income over the life of each derivative instrument is the same under both the fair value (restated) and hedge (previous) accounting treatments, however this restatement will change net income within the various reporting periods covered — increasing in some periods and decreasing in other periods.
This change in the accounting for its derivative instruments had no impact on the Company’s net sales, net cash flows, cash balances, debt covenant compliance or dividends.
Management also determined that the previously reported diluted weighted average common share information as of March 31, June 30 and September 30, 2005 and March 31, June 30, September 30, and December 31, 2004 was overstated by immaterial amounts, as the Company did not correctly apply the treasury stock method for calculating earnings per share with respect to the non-vested portion of the restricted stock shares. The table below reflects corrected information regarding diluted weighted average shares.

OAKLEY, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, 2003
Note 16 — Unaudited Quarterly Financial Data (cont’d)

	Three months ended
	March 31	June 30	September 30	December 31
		(in thousands, except per share data)
Year ended December 31, 2005, as restated:

Net sales (1)	$141,795	$170,475	$173,447	$162,414
Gross profit (1)	81,590	106,831	94,450	88,030
Income before provision for income taxes (1)	15,107	35,086	24,351	15,400
Net income (1)	9,971	24,041	16,072	9,576
Basic net income per share (1)	$0.15	$0.36	$0.24	$0.14
Diluted net income per share (1)	$0.15	$0.35	$0.23	$0.14
Diluted weighted average shares	68,318,000	68,361,000	69,323,000	69,362,000

Year ended December 31, 2005, as previously reported:

Net sales (1)	$141,795	$170,475	$173,447	$162,414
Gross profit (1)	77,627	101,402	92,779	88,030
Income before provision for income taxes (1)	11,144	29,657	22,680	15,400
Net income (1)	7,355	20,321	14,969	9,576
Basic net income per share (1)	$0.11	$0.30	$0.22	$0.14
Diluted net income per share (1)	$0.11	$0.30	$0.22	$0.14
Diluted weighted average shares	68,581,000	68,658,000	69,564,000	69,362,000

Year ended December 31, 2004, as restated:
Net sales	$128,636	$153,826	$150,044	$152,962
Gross profit	69,901	92,922	84,017	76,145
Income before provision for income taxes	8,420	28,547	17,883	9,455
Net income	5,698	19,318	12,101	6,398
Basic net income per share	$0.08	$0.28	$0.18	$0.09
Diluted net income per share	$0.08	$0.28	$0.18	$0.09
Diluted weighted average shares	68,940,000	68,907,000	68,262,000	68,304,000

Year ended December 31, 2004, as previousley reported:
Net sales	$128,636	$153,826	$150,044	$152,962
Gross profit	67,714	88,582	83,335	80,733
Income before provision for income taxes	6,399	24,186	17,232	13,584
Net income	4,223	15,963	11,373	9,991
Basic net income per share	$0.06	$0.23	$0.17	$0.15
Diluted net income per share	$0.06	$0.23	$0.17	$0.15
Diluted weighted average shares	69,008,000	69,160,000	68,558,000	68,593,000

(1)	Amounts for the quarter ended December 31, 2005 have not been restated and therefore there is no change from the amounts previously reported.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Other than those listed below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the fourth quarter of 2005, the Company added staff with technical accounting experience to increase the level of review over the Company’s accounting, disclosure, and compliance with accounting principles generally accepted in the United States of America. The Company plans to make additional improvements by continuing to recruit personnel with technical accounting experience and engaging outside professional experts to support management and believes that these additional reviews will effectively mitigate the material weakness in internal control over financial reporting which was previously disclosed.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, management has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears under the Report of Independent Public Accounting Firm which is included below.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Oakley, Inc.
Foothill Ranch, California:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that Oakley, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company, and our report dated March 31, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 31, 2006

Item 9b. Other Information
None.
Part III
Item 10. Directors and Executive Officers of the Registrant
The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for its Annual Shareholders Meeting to be held on June 9, 2006 (the 2006 Proxy Statement), under the caption “Board of Directors and Executive Officers,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from the Company’s 2006 Proxy Statement, under the caption “Compensation of Executive Officers,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference from the Company’s 2006 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated herein by reference from the Company’s 2006 Proxy Statement, under the caption “Certain Relationships and Related Transactions,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from the Company’s 2006 Proxy Statement, under the caption “Fees of Independent Auditors,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)	See page 43 for a listing of financial statements submitted as part of this report.

(a)(2)	Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a)(3)	The following exhibits are included in this report.

2.1 (20)	Purchase Agreement and Agreement and Plan of Merger, dated February 8, 2006, by and among Oakley, Merger Sub, KLO Merger Sub, Oliver Peoples and KLO.

3.1 (1)	Articles of Incorporation of the Company

3.3 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.4 (8)	Amendment No. 1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and Restated Bylaws of Oakley, Inc. (Includes complete text of the Company’s Amended and Restated Bylaws)

10.1 (3)	Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.2 (4)	Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.3 (4)	Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.4 (4)	Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.5 (4)	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.6 (5)	Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.

10.7 (6)	Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.8 (6)	Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.9 (7)	Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

10.10 (7)	Oakley, Inc. Amended and Restated Executive Officers Performance Bonus Plan

10.11 (8)	Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc.

10.12 (8)	Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc.

10.13 (9)	Amendment to Trademark License Agreement, dated June 1, 2002, between Y, LLC and Oakley, Inc.

10.15 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jim Jannard.

10.16 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Link Newcomb.

10.17 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Colin Baden.

10.18 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Donna Gordon.

10.19 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Scott Bowers.

10.20 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jon Krause.

10.21 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Kent Lane.

10.22 (10)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Carlos Reyes.

10.23 (11)	Aircraft Lease Agreement, dated December 18, 2003, between Oakley, Inc. and N2T, Inc.

10.24 (11)	Indemnification Agreement, dated February 12, 2004, between Oakley, Inc. and Thomas Davin.

10.25 (12)	Agreement and Mutual Release, dated March 5, 2004, between N2T, Inc. and Oakley, Inc.

10.26 (12)	Severance Agreement, dated March 5, 2004, between Link Newcomb and Oakley, Inc.

10.27 (12)	Executive Severance Plan effective as of January 1, 2004

10.28 (12)	Officer Severance Plan effective as of January 1, 2004

10.29 (13)	Third Amended and Restated Credit Agreement, dated August 19, 2004 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, Swing Line Lender and the lenders named therein.

10.30 (13)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Cosmas N. Lykos.

10.31 (13)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Mary George.

10.32 (14)	Indemnification Agreement, dated January 1, 2005, between Oakley, Inc. and Michael J. Puntoriero.

10.33 (15)	Reciprocal Exclusive Dealing Agreement, entered into effective March 12, 2005 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidentiality treatment).

10.34 (15)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Greg Trojan.

10.35 (15)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Colombe Nicholas.

10.36 (16)	Employment Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet.

10.37 (17)	First Amendment to Aircraft Lease Agreement, dated September 23, 2005, between Oakley, Inc. and N2T, Inc.

10.38 (18)	Indemnification Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.39 (18)	Indemnification Agreement, dated September 26, 2005, between Oakley, Inc. and Frits van Paasschen.

10.40 (19)	Severance Agreement, dated November 3, 2005, between Richard Shields and Oakley, Inc.

10.41 (21)	Indemnification Agreement, dated November 3, 2005, between Oakley, Inc. and Richard Shields.

10.42 (21)	First Amendment to Third Amended and Restated Credit Agreement, dated January 18, 2006 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, and the lenders named therein.

21.1 (21)	List of Material Subsidiaries

23.1 (21)	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1 (21)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (21)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (21)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(4)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(5)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(6)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(7)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1999.

(8)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(9)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2002.

(10)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2002.

(11)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2003.

(12)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2004.

(13)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2004.

(14)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2004

(15)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2005.

(16)	Previously filed with the Form 8-K of Oakley, Inc. on September 21, 2005.

(17)	Previously filed with the Form 8-K of Oakley, Inc. on September 29, 2005.

(18)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2005.

(19)	Previously filed with the Form 8-K of Oakley, Inc. on October 20, 2005.

(20)	Previously filed with the Form 8-K of Oakley, Inc. on February 9, 2006.

(21)	Filed herewith.

OAKLEY, INC. and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004, 2003

		Additions
	Balance at	charged to			Balance
	beginning	costs and			at end of
	of period	expense	Deductions	Adjustments	period
	(in thousands)
For the year ended December 31, 2005:
Allowance for doubtful accounts	$2,622	$2,850	$(1,863)	$—	$3,609
Sales return reserve	$8,423	$2,434	$(4,174)	$—	$6,683
Provision for markdowns and concessions	$—	$347	$—	$—	$347
Inventory reserve	$10,321	$3,757	$(1,074)	$—	$13,004

For the year ended December 31, 2004:
Allowance for doubtful accounts	$2,623	$1,601	$(1,602)	$—	$2,622
Sales return reserve	$7,049	$3,964	$(2,590)	$—	$8,423
Inventory reserve	$7,250	$3,652	$(581)	$—	$10,321

For the year ended December 31, 2003:
Allowance for doubtful accounts	$2,606	$1,738	$(1,721)	$—	$2,623
Sales return reserve	$5,825	$4,707	$(3,483)	$—	$7,049
Inventory reserve	$7,158	$1,501	$(1,409)	$—	$7,250

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

Signature	Title	Date

Chief Executive Officer
/s/ D. Scott Olivet	(Principal Executive Officer)	March 31, 2006
D. Scott Olivet

Chief Financial Officer
/s/ Richard Shields	(Principal Financial and Accounting Officer)	March 31, 2006
Richard Shields

/s/ Jim Jannard	Chairman of the Board of Directors	March 31, 2006
Jim Jannard

/s/ Link Newcomb	Chief Operating Officer and Director	March 31, 2006
Link Newcomb

/s/ Tom Davin	Director	March 31, 2006
Tom Davin

/s/ Mary George	Director	March 31, 2006
Mary George

/s/ Colombe Nicholas	Director	March 31, 2006
Colombe Nicholas

/s/ Michael Puntoriero	Director	March 31, 2006
Michael Puntoriero

/s/ Greg Trojan	Director	March 31, 2006
Greg Trojan

/s/ Frits van Paasschen	Director	March 31, 2006
Frits van Paasschen

EXHIBIT INDEX

2.1 (20)	Purchase Agreement and Agreement and Plan of Merger, dated February 8, 2006, by and among Oakley, Merger Sub, KLO Merger Sub, Oliver Peoples and KLO.

3.1 (1)	Articles of Incorporation of the Company

3.3 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.4 (8)	Amendment No. 1 to Section 1 and Sections 3a through 3f of Article IV of the Amended and Restated Bylaws of Oakley, Inc. (Includes complete text of the Company’s Amended and Restated Bylaws)

10.1 (3)	Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.2 (4)	Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.3 (4)	Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.4 (4)	Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.5 (4)	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.6 (5)	Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc.

10.7 (6)	Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.8 (6)	Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association

10.9 (7)	Oakley, Inc. Amended and Restated 1995 Stock Incentive Plan

10.10 (7)	Oakley, Inc. Amended and Restated Executive Officers Performance Bonus Plan

10.11 (8)	Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc.

10.12 (8)	Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc.

10.13 (9)	Amendment to Trademark License Agreement, dated June 1, 2002, between Y, LLC and Oakley, Inc.

10.15 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jim Jannard.

10.16 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Link Newcomb.

10.17 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Colin Baden.

10.18 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Donna Gordon.

10.19 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Scott Bowers.

10.20 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jon Krause.

10.21 (10)	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Kent Lane.

10.22 (10)	Indemnification Agreement, dated February 14, 2003, between Oakley, Inc. and Carlos Reyes.

10.23 (11)	Aircraft Lease Agreement, dated December 18, 2003, between Oakley, Inc. and N2T, Inc.

10.24 (11)	Indemnification Agreement, dated February 12, 2004, between Oakley, Inc. and Thomas Davin.

10.25 (12)	Agreement and Mutual Release, dated March 5, 2004, between N2T, Inc. and Oakley, Inc.

10.26 (12)	Severance Agreement, dated March 5, 2004, between Link Newcomb and Oakley, Inc.

10.27 (12)	Executive Severance Plan effective as of January 1, 2004

10.28 (12)	Officer Severance Plan effective as of January 1, 2004

10.29 (13)	Third Amended and Restated Credit Agreement, dated August 19, 2004 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, Swing Line Lender and the lenders named therein.

10.30 (13)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Cosmas N. Lykos.

10.31 (13)	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Mary George.

10.32 (14)	Indemnification Agreement, dated January 1, 2005, between Oakley, Inc. and Michael J. Puntoriero.

10.33 (15)	Reciprocal Exclusive Dealing Agreement, entered into effective March 12, 2005 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidentiality treatment).

10.34 (15)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Greg Trojan.

10.35 (15)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Colombe Nicholas.

10.36 (16)	Employment Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet.

10.37 (17)	First Amendment to Aircraft Lease Agreement, dated September 23, 2005, between Oakley, Inc. and N2T, Inc.

10.38 (18)	Indemnification Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.39 (18)	Indemnification Agreement, dated September 26, 2005, between Oakley, Inc. and Frits van Paasschen.

10.40 (19)	Severance Agreement, dated November 3, 2005, between Richard Shields and Oakley, Inc.

10.41 (21)	Indemnification Agreement, dated November 3, 2005, between Oakley, Inc. and Richard Shields.

10.42 (21)	First Amendment to Third Amended and Restated Credit Agreement, dated January 18, 2006 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, and the lenders named therein.

21.1 (21)	List of Material Subsidiaries

23.1 (21)	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1 (21)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (21)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (21)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080)

(2)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 1997.

(4)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1997.

(5)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1998.

(6)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 1998.

(7)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 1999.

(8)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(9)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2002.

(10)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2002.

(11)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2003.

(12)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended March 31, 2004.

(13)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2004.

(14)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 2004

(15)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2005.

(16)	Previously filed with the Form 8-K of Oakley, Inc. on September 21, 2005.

(17)	Previously filed with the Form 8-K of Oakley, Inc. on September 29, 2005.

(18)	Previously filed with the Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2005.

(19)	Previously filed with the Form 8-K of Oakley, Inc. on October 20, 2005.

(20)	Previously filed with the Form 8-K of Oakley, Inc. on February 9, 2006.

(21)	Filed herewith.