Form 10-Q/A
period 2005-03-31
OAKLEY INC
filed 2006-04-19
CIK 946356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
Amendment #1

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______ To ______
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

EXPLANATORY NOTE
Oakley, Inc. (the “Company” or “Oakley”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005 to restate its condensed consolidated financial statements for the periods ended March 31, 2005, and 2004. The restatement is a result of managements’ determination that its foreign currency hedging activities lacked sufficient documentation and therefore did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). While the impact of the restatement will change net income within the various periods covered, cumulative impact on net income over the life of each derivative instrument is the same under both the fair value (restated) and hedge (previously reported) accounting treatments.
The following information has been updated to give effect to the restatement:

Part I
Item 1 -	Financial Statements
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk
Item 4 -	Controls and Procedures
In this Form 10-Q/A, we have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement. See Note 15 in Notes to Unaudited Condensed Consolidated Financial Statements. Accordingly, this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 does not reflect events occurring after the filing of our original Form 10-Q and does not modify or update those disclosures affected by subsequent events, except as specifically discussed above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 10, 2005. The entire Form 10-Q has been re-filed in this Form 10-Q/A.

Oakley, Inc.
Index to Form 10-Q/A

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(As Restated,
	see Note 15)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,466	$51,738
Accounts receivable, less allowances of $10,351 (2005) and $11,045 (2004)	95,115	102,817
Inventories, net	120,986	115,061
Other receivables	4,706	3,992
Deferred income taxes	12,711	14,195
Income taxes receivable	450	—
Prepaid expenses and other current assets	9,080	9,087

Total current assets	280,514	296,890

Property and equipment, net	152,608	152,993
Deposits	1,966	1,828
Goodwill	25,559	25,699
Other assets	5,816	5,698

TOTAL ASSETS	$466,463	$483,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$11,254	$17,541
Accounts payable	25,524	32,838
Accrued expenses and other current liabilities	36,621	39,583
Accrued warranty	3,173	3,107
Income taxes payable	—	2,327
Current portion of long-term debt	2,019	2,019

Total current liabilities	78,591	97,415

Deferred income taxes	8,374	9,607
Other long-term liabilities	60	—
Long-term debt, net of current portion	10,321	10,688

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000
shares authorized; 67,901,000 (2005) and 68,077,000 (2004) issued and outstanding	675	678
Additional paid-in capital	31,009	33,659
Deferred compensation	(4,407)	(3,617)
Retained earnings	332,713	322,742
Accumulated other comprehensive income	9,127	11,936

Total shareholders’ equity	369,117	365,398

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$466,463	$483,108

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2005	2004
	(As Restated,	(As Restated,
	see Note 15)	see Note 15)
Net sales	$141,795	$128,636
Cost of goods sold	60,205	58,735

Gross profit	81,590	69,901

Operating expenses:
Research and development	3,932	3,706
Selling	41,128	37,112
Shipping and warehousing	4,289	4,356
General and administrative	17,193	15,954

Total operating expenses	66,542	61,128

Operating income	15,048	8,773

Interest (income) expense, net	(59)	353

Income before provision for income taxes	15,107	8,420
Provision for income taxes	5,136	2,863

Net income	$9,971	$5,557

Basic net income per common share	$0.15	$0.08

Basic weighted average common shares	67,712,000	68,093,000

Diluted net income per common share	$0.15	$0.08

Diluted weighted average common shares	68,318,000	68,940,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended March 31,
	2005	2004
	(As Restated,	(As Restated,
	see Note 15)	see Note 15)
Net income	$9,971	$5,557

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	136	(70)
Foreign currency translation adjustment	(2,945)	(125)

Other comprehensive (loss) income	(2,809)	(195)

Comprehensive income	$7,162	$5,362

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2005	2004
	(As Restated,	(As Restated,
	see Note 15)	see Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,971	$5,557
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,950	7,928
Changes in value of derivative instruments	(3,963)	(2,021)
Provision for bad debt expense	388	335
Compensatory stock options and restricted stock expense	291	77
(Gain) loss on disposition of equipment	(45)	219
Deferred income taxes, net	(781)	401
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	5,909	(10,504)
Inventories	(7,379)	(5,387)
Other receivables	(766)	(833)
Prepaid expenses and other	374	(921)
Deposits	(187)	424
Accounts payable	(7,307)	(6,123)
Accrued expenses and other current liabilities	1,720	2,567
Accrued warranty	78	(302)
Income taxes payable / receivable	(2,356)	(1,554)

Net cash provided by (used in) operating activities	3,897	(10,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(8,673)	(6,922)
Proceeds from sale of property and equipment	935	88
Acquisition costs	(3)	—
Other assets	(410)	(953)

Net cash used in investing activities	(8,151)	(7,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	—	1,882
Repayments of bank borrowings	(6,151)	(2,461)
Net proceeds from exercise of stock options	997	2,401
Repurchase of common shares	(4,731)	—

Net cash (used in) provided by financing activities	(9,885)	1,822

Effect of exchange rate changes on cash	(133)	297

Net decrease in cash and cash equivalents	(14,272)	(15,805)
Cash and cash equivalents, beginning of period	51,738	49,211

Cash and cash equivalents, end of period	$37,466	$33,406

Supplemental cash flow information:
Cash paid for interest	$308	$356

Cash paid for income taxes (net of refunds received)	$—	$3,662

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Oakley, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oakley, Inc. and its subsidiaries (“Oakley” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, and the condensed consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005.
Note 2 – Stock Based Compensation
Under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including, among others, future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using a binomial option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2005	2004
Stock volatility	35.3%	37.3%
Risk-free interest rate	3.7%	2.5%
Expected dividend yield	1.1%	1.0%
Expected life of option	5.5 years	5.0 years

If the computed fair value of stock option awards during the three-months ended March 31, 2005 and 2004 had been amortized to expense over the vesting periods of the awards, net income would have been as follows:

	Three months ended March 31,
	2005	2004
	(in thousands)
Net income:
As reported	$9,971	$5,557
Add: Stock based employee compensation expense as reported, net of tax effects	192	50
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(346)	(730)

Pro forma	$9,817	$4,877

Basic net income per share:
As reported	$0.15	$0.08
Pro forma	$0.14	$0.07

Diluted net income per share:
As reported	$0.15	$0.08
Pro forma	$0.14	$0.07
Note 3 – Inventories
Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Raw materials	$30,211	$29,219
Finished goods	90,775	85,842

	$120,986	$115,061

Note 4 – Goodwill and Intangible Assets
Under SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or intangible assets may be impaired. The Company evaluates definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As of March 31, 2005, no events have occurred which indicate that goodwill or intangible assets may be impaired.
Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of March 31, 2005		As of December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
Covenants not to compete	$4,290	$3,072	$4,290	$2,948
Distribution rights	3,567	1,997	3,567	1,921
Patents	4,108	2,127	4,108	2,032
Other identified intangible assets	923	414	923	379

Total	$12,888	$7,610	$12,888	$7,280

Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three months ended March 31, 2005 and 2004 was approximately $330,000 and $321,000, respectively, and is estimated to be, based on intangible assets at March 31, 2005, approximately $1,322,000 for fiscal 2005. Annual estimated amortization expense, based on the Company’s intangible assets at March 31, 2005, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2006	$1,263
Fiscal 2007	907
Fiscal 2008	800
Fiscal 2009	734
Fiscal 2010	428
Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
			(in thousands)
Balance, December 31, 2004	$1,574	$—	$15,128	$8,997	$25,699
Additions / adjustments:
Goodwill additions	—	—	—	3	3
Changes due to foreign exchange rates	—	—	(143)	—	(143)

Balance, March 31, 2005	$1,574	$—	$14,985	$9,000	$25,559

Note 5 – Accrued Expenses and Other Current Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Accrued employee compensation and benefits	$14,538	$15,689
Derivative contracts	5,162	9,354
Other liabilities	16,921	14,540

	$36,621	$39,583

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
Note 8 – Commitments and Contingencies
Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2005, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.

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
The Company accounts for derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All derivative instruments, whether designated as cash flow hedges or not, are recorded on the balance sheet at fair value. For all qualifying and highly effective cash flow hedges, the change in the fair value of the derivative is recorded in accumulated other comprehensive income. For foreign currency derivative instruments not qualifying as cash flow hedges, the change in fair value of the derivative is recognized in each accounting period in cost of goods sold. Any realized gains and losses on foreign currency derivative instruments are recognized in cost of goods sold in the period the derivative instrument matures.
As of March 31, 2005, the fair value of the Company’s interest rate swap, which is designated as a cash flow hedge under SFAS 133, was a loss of approximately $0.3 million. The fair value of the Company’s foreign currency contracts at March 31, 2005, which are not designated as cash flow hedges, was a loss of approximately $4.9 million.

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

The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At March 31, 2005, outstanding foreign currency contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.
Note 10 – Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares vested and outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding, including non-vested restricted shares, and the dilutive effect of potential common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted net income per share is as follows (in thousands, except for share and per share data):

	Three months ended March 31,
	2005	2004
Net income	$9,971	$5,557

Weighted average number of common shares:
Basic	67,712,000	68,093,000

Effect of dilutive securities	606,000	847,000

Diluted	68,318,000	68,940,000

Net income per share:
Basic	$0.15	$0.08
Effect of dilutive securities	$—	$—

Diluted	$0.15	$0.08

For the three months ended March 31, 2005 and 2004, stock options of 1,606,000 and 1,224,000, respectively, were excluded because their effect would be anti-dilutive.

Note 11 – Comprehensive Income
Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.
The components of comprehensive income for the Company include net income, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31,	December 31,
	2005	2004
	(in thousands)
Unrealized loss on interest rate swap, net of tax	(181)	(317)
Equity adjustment from foreign currency translation	9,308	12,253

Accumulated other comprehensive income	$9,127	$11,936

Note 12 – Segment Information
The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally, together with all direct consumer sales other than those through Company-owned U.S. retail store operations. The U.S. retail segment reflects the operations of the Company-owned specialty retail stores located throughout the United States, including the operations of its Iacon subsidiary. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K/A. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income for the Company’s wholesale operations include the Company’s product sales to its subsidiaries at transfer price and other intercompany corporate charges. Segment net sales and operating income for the Company’s U.S. retail operations include Oakley product sales to its Iacon subsidiary at transfer price, and sales to the Company’s retail stores at cost. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.
Financial information for the Company’s reportable segments is as follows:

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
		(in thousands)
Three months ended March 31, 2005
Net sales	$128,252	$17,985	$(4,442)	$141,795
Operating income	13,548	1,356	144	15,048
Identifiable assets	431,042	47,375	(11,954)	466,463
Acquisitions of property and equipment	6,676	1,997	—	8,673
Depreciation and amortization	7,083	867	—	7,950

Three months ended March 31, 2004
Net sales	$118,211	$13,779	$(3,354)	$128,636
Operating income	8,667	79	27	8,773
Acquisitions of property and equipment	5,463	1,459	—	6,922
Depreciation and amortization	7,266	662	—	7,928

The following table sets forth sales by segment:

			Total
	Wholesale	U.S. Retail	consolidated
		(in thousands)
Three months ended March 31, 2005
Sales to third parties	$123,810	$17,985	$141,795
Inter-segment revenue	4,442	—	4,442

Gross sales	128,252	17,985	146,237
Less: eliminations	(4,442)	—	(4,442)

Total consolidated net sales	$123,810	$17,985	$141,795

Three months ended March 31, 2004
Sales to third parties	$114,857	$13,779	$128,636
Inter-segment revenue	3,354	—	3,354

Gross sales	118,211	13,779	131,990
Less: eliminations	(3,354)	—	(3,354)

Total consolidated net sales	$114,857	$13,779	$128,636

Note 13 – New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS No. 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 151 on its overall results of operations and financial position.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends APB Opinion No. 29 to eliminate the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.
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
Note 14 – Subsequent Events
On April 20, 2005, the Company acquired five optical retail locations from one seller for an immaterial amount through its Iacon subsidiary. Iacon plans to operate three of the acquired stores as sunglass specialty retailers and intends to operate two of the acquired stores as high-end optical stores.
Note 15 – Restatement
Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended March 31, 2005, management determined that the Company’s previous accounting for its foreign currency derivative instruments as qualifying cash flow hedges did not comply with SFAS 133 due to lack of sufficient documentation at the inception of the hedges. As a result, the Company determined that the change in the fair value of the derivatives should have been included in earnings rather than in other comprehensive income, and the accompanying condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 have been restated from the amounts previously reported. While the impact of this restatement will change net income within the various periods covered, the cumulative impact on net income over the life of each derivative instrument is the same under both the fair value (restated) and hedge (previously reported) accounting treatments.
This correction in the accounting for its derivative instruments had no impact on the Company’s net sales, net cash flows, cash balances, debt covenant compliance or dividends.
In addition, the Company has corrected its statements of cash flows to properly exclude accrued capital additions of $0.1 million and $0.7 million from “acquisitions of property and equipment” and “change in accounts payable” for the three months ended March 31, 2005 and 2004, respectively.
Management also determined that the previously reported diluted weighted average common share information as of March 31, 2005 and 2004 was overstated, as the Company did not correctly apply the treasury stock method for calculating earnings per share with respect to the non-vested portion of the restricted stock shares.

A summary of the significant effects of the restatement is as follows (in thousands, except for share and per share data):

	As Previously		As
As of March 31, 2005	Reported	Adjustments	Restated
Deferred income taxes (current)	$10,057	$2,654	$12,711
Income taxes receivable	—	450	450
Prepaid expenses and other current assets	10,798	(1,718)	9,080
Total current assets	279,128	1,386	280,514
Deferred income taxes (non-current)	1,002	(1,002)	—
Total assets	466,079	384	466,463
Deferred income taxes (non-current)	8,100	274	8,374
Retained earnings	335,667	(2,954)	332,713
Accumulated other comprehensive income	6,063	3,064	9,127
Total shareholders’ equity	369,007	110	369,117
Total liabilities and shareholders’ equity	466,079	384	466,463

	As Previously		As
Three months ended March 31, 2005	Reported	Adjustments	Restated
Cost of goods sold	$64,168	$(3,963)	$60,205
Gross profit	77,627	3,963	81,590
Operating income	11,085	3,963	15,048
Income before provision for income taxes	11,144	3,963	15,107
Provision for income taxes	3,789	1,347	5,136
Net income	7,355	2,616	9,971
Basic net income per share	$0.11	$0.04	$0.15
Diluted net income per share	$0.11	$0.04	$0.15
Diluted weighted average common shares	68,581,000	(263,000)	68,318,000

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$2,646	$(2,510)	$136
Foreign currency translation adjustment	(3,562)	617	(2,945)
Other comprehensive income (loss)	(916)	(1,893)	(2,809)
Total comprehensive income	6,439	723	7,162

	As Previously		As
Three months ended March 31, 2004	Reported	Adjustments	Restated
Cost of goods sold	$60,922	$(2,187)	$58,735
Gross profit	67,714	2,187	69,901
General and administrative	15,788	166	15,954
Total operating expenses	60,962	166	61,128
Operating income	6,752	2,021	8,773
Income before provision for income taxes	6,399	2,021	8,420
Provision for income taxes	2,176	687	2,863
Net income	4,223	1,334	5,557
Basic net income per share	$0.06	$0.02	$0.08
Diluted net income per share	$0.06	$0.02	$0.08
Diluted weighted average common shares	69,008,000	(68,000)	68,940,000

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative	$1,182	$(1,252)	$(70)
Foreign currency translation adjustment	(126)	1	(125)
Other comprehensive income (loss)	1,056	(1,251)	(195)
Total comprehensive income	5,279	83	5,362

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
Restatement
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed Note 15 in Notes to Condensed Consolidated Financial Statements.

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
Foreign Currency Translation
The Company has direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect receivables at future dates in the customers’ local currencies and purchase finished goods primarily in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward contracts.

Certain Risks and Uncertainties
Supplier Concentrations
The Company has an exclusive agreement with a single source for the supply of uncoated lens blanks from which a majority of its sunglass lenses are cut. This agreement gives the Company the exclusive right to purchase decentered sunglass lenses in return for the Company’s agreement to fulfill all of its lens requirements from such supplier, subject to certain conditions. The Company has expanded its in-house lens blank production capabilities to manufacture some portion of its lenses directly. In addition, as of May 10, 2005, the Company has terminated this agreement effective in March 2006 and is renegotiating a new contract under terms it believes will be more favorable to the Company. In the event of the loss of its source for lens blanks, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find and use a suitable alternative source and could have a material adverse impact on the Company’s business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner. If the Company were to lose the source for its lens blanks or other critical materials, it could have a materially adverse effect on the Company’s business.
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

Gross profit
Gross profit increased to $81.6 million, or 57.5% of net sales, for the three months ended March 31, 2005 from $69.9 million, or 54.3% of net sales, for the three months ended March 31, 2004, an increase of $11.7 million, or 16.7%. The increase in gross profit reflects the favorable impact of the unrealized change in fair value on the Company’s foreign currency derivatives of $4.0 million in the three months ended March 31, 2005 as compared to a favorable change in fair value of only $2.2 million for the three months ended March 31, 2004. Gross margin excluding the impact of changes in the fair value of foreign currency derivatives is shown in the table below:

	Three months ended March 31,
	2005	2004
Gross margin excluding changes in fair value of foreign currency derivatives	54.7%	52.6%
Gross margin excluding the impact of changes in the fair value of foreign currency derivatives increased to 54.7% for the three months ended March 31, 2005 from 52.6% for the three months ended March 31, 2004 due to improved margins from the Company’s newer product categories, the positive effect of a weaker U.S. dollar and a modest sunglass price increase in the U.S. effective January 1, 2005. These positive factors were partially offset by the negative effects of a lower mix of sunglass and prescription eyewear sales, greater sales returns and discounts and increased inventory reserves compared with last year’s first quarter.
Operating expenses
Operating expenses for the three months ended March 31, 2005 increased to $66.5 million from $61.1 million for the three months ended March 31, 2004, an increase of $5.4 million, or 8.9%. As a percentage of net sales, operating expenses decreased to 46.9% of net sales for the three months ended March 31, 2005 compared to 47.5% of net sales for the comparable period in 2004. The largest contributors to the increase in operating expenses were expenses associated with increased sales volumes, higher foreign operating expenses resulting from a weaker U.S. dollar and higher operating expenses related to the Company’s expanded retail store operations. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $1.0 million, or 18.2%, of the increase. Operating expenses included $6.3 million of expenses for the Company’s retail store operations, an increase of $1.0 million from $5.3 million for the three months ended March 31, 2004.
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

General and administrative expenses increased $1.2 million to $17.2 million, or 12.1% of net sales, for the three months ended March 31, 2005, from $16.0 million, or 12.4% of net sales, for the three months ended March 31, 2004. Approximately $0.2 million, or 16.7%, of the increase was attributable to the weakening of the U.S. dollar and $0.1 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $1.0 million in greater personnel and related benefit costs, including recruiting and restricted stock expense. Additionally, the 2004 expense reflects a $0.2 million benefit from a patent settlement.
There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $15.0 million, or 10.6% of net sales, for the three months ended March 31, 2005 from $8.8 million, or 6.8% of net sales for the comparable period in 2004, an increase of $6.3 million or 71.5%.
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
Income taxes
The Company recorded a provision for income taxes of $5.1 million for the three months ended March 31, 2005, compared to $2.9 million for the three months ended March 31, 2004. The Company’s effective tax rate for the three months ended March 31, 2005 and 2004 was 34%.
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

Net income
The Company’s net income increased to $10.0 million for the three months ended March 31, 2005 from $5.6 million for the three months ended March 31, 2004, an increase of $4.4 million or 79.4% due to higher net sales, improved gross margins, including a favorable impact of changes in fair value of the Company’s foreign currency derivative instruments, and the Company’s management of its expenses.
Liquidity and Capital Resources
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $3.9 million for the three months ended March 31, 2005 compared to cash used in operating activities of $10.1 million for the comparable period in 2004 primarily due to decreases in accounts receivables and higher net income offset by an increase in inventories. At March 31, 2005, working capital was $201.9 million compared to $168.7 million at March 31, 2004, a 19.7% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $95.1 million at March 31, 2005 compared to $102.8 million at December 31, 2004 and $88.0 million at March 31, 2004, with accounts receivable days outstanding at March 31, 2005 of 60 compared to 57 at December 31, 2004 and 62 at March 31, 2004. Inventories increased to $121.0 million at March 31, 2005 compared to $115.1 million at December 31, 2004 and $104.3 million at March 31, 2004. This increase reflects the greater inventory levels in apparel, eyewear and electronics to support growth and expanded Company-owned retail store operations. Quarterly inventory turns were 2.0 at March 31, 2005, down from 2.5 at December 31, 2004 and 2.3 at March 31, 2004.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2005 were $8.7 million, which included $2.0 million for retail store operations. As of March 31, 2005, the Company had commitments of approximately $0.7 million for future capital expenditures. For 2005, management expects total capital expenditures to be approximately $35 million.
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
Contractual Obligations and Commitments
The following table gives additional guidance related to the Company’s future obligations and commitments as of March 31, 2005:

		Apr. 1 -
	Total	Dec. 31, 2005	2006	2007	2008	2009	Thereafter
Lines of credit	$11,254	$11,254	$—	$—	$—	$—	$—
Long-term debt	11,390	1,140	1,519	8,731	—	—	—
Interest payable on contractual obligations	1,599	539	647	413	—	—	—
Note payable	1,000	500	500	—	—	—	—
Letters of credit	2,199	2,199	—	—	—	—	—
Operating leases	128,990	14,442	18,717	17,450	15,582	14,029	48,770
Endorsement contracts	8,776	5,051	2,485	1,240	—	—	—
Capital expenditure purchase commitments	707	707	—	—	—	—	—

	$165,915	$35,832	$23,868	$27,834	$15,582	$14,029	$48,770

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
GAAP and Non-GAAP Financial Measures
This document includes a discussion of gross sales and components thereof, each of which may be a non-GAAP financial measure. Net sales, as reported in the Company’s consolidated statements of income, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, the Company presents changes in gross sales as a metric for comparing its aggregate product category results to highlight trends in the Company’s business which the Company believes provides useful information to investors. Changes in gross sales are presented because certain sales adjustments are not assignable to individual product categories. In addition, certain of the Company’s incentive compensation programs are based upon gross sales. Consequently, gross sales are presented to provide investors information in addition to the GAAP measure net sales. However, the Company cautions investors to consider gross sales in addition to, not as a substitute for, net sales presented in accordance with GAAP in the Company’s condensed consolidated statements of income.

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:
Reconciliation of Gross Sales to Net Sales:

	Three months ended March 31,
	2005	2004
	(in thousands)
Gross sales	$150,085	$134,299
Discounts and returns	8,290	5,663

Net sales	$141,795	$128,636

Certain sales adjustments are not assignable to the Company’s individual product categories. Consequently, the Company believes that the non-GAAP financial measure, gross sales, is useful supplemental information, is meaningful and is a more consistent measure than net sales in that gross sales provides investors a framework with which to compare sales trends in the Company’s product categories which is not available using net sales.
This document also includes a discussion of “gross margin excluding changes in fair value of foreign currency derivatives” which is a non-GAAP financial measure. Changes in fair value of foreign currency derivatives are included in cost of goods sold. Such changes (gains or losses) are recorded based upon the impact of changes in foreign currency exchange rates on the value of the foreign currency derivatives which the Company has purchased as part of its program to mitigate risks due to fluctuations in currency exchange rates. Gross margin excluding changes in fair value of foreign currency derivatives is presented to provide investors information in addition to the GAAP measure, gross profit as a percentage of net sales, as the Company believes that this non-GAAP measure provides meaningful and useful information regarding the trends in product margins based on actual production costs, and excluding the non-cash gains and losses from changes in fair value of foreign currency derivatives. Company management uses this information in reviewing product margins, in product pricing decisions and in analyzing product category profitability. However, the Company cautions investors to consider gross margin excluding changes in fair value of foreign currency derivatives in addition to, not as a substitute for, gross profit presented in accordance with GAAP in the Company’s condensed consolidated statements of income as a percentage of net sales.
A reconciliation of gross margin excluding changes in fair value of foreign currency derivatives to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows:
Reconciliation to Gross Profit:

		Change in fair
	Reported	value of foreign	Excluding changes in
	under	currency	fair value of foreign
	GAAP	derivatives	currency derivatives
	(in thousands, except for percentages)
Three months ended March 31, 2005
Net sales	$141,795		$141,795
Cost of goods sold	60,205	3,963	64,168

Gross profit	81,590		77,627
Gross profit %	57.5%		54.7%

Three months ended March 31, 2004
Net sales	$128,636		$128,636
Cost of goods sold	58,735	2,187	60,922

Gross profit	69,901		67,714
Gross profit %	54.3%		52.6%

Forward-Looking Statements
This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “plan,” “intend,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the sale of Oakley Thump™ and new product introductions in the Company’s electronics category; the Company’s ability to maintain approved vendor status and continue to receive product orders from the U.S. military; the Company’s ability to integrate and operate acquisitions, the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with manufacturing partners; the ability of manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the dependence on eyewear sales to Luxottica, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand and grow its distribution channels and its own retail operations; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions could continue to reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; terrorist acts, or the threat thereof, could adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate licensing arrangements without adversely affecting operations and the success of such initiatives; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in Southern California where a significant portion of the Company’s operations are based; the Company’s ability to identify and execute successfully cost control initiatives; the outcome of litigation and other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K/A for the year ended December 31, 2004 and other filings made periodically by the Company. The Company undertakes no obligation to update this forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Foreign currency - The Company has direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect receivables at future dates in the customers’ local currencies and purchase finished goods primarily in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts.
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

The Company purchases, and plans to continue to purchase, foreign currency exchange contracts as part of its strategy to manage its exposure to foreign currency exchange rate fluctuations. These foreign currency exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, the Company may, for various reasons, decide to either expand or reduce the level of foreign currency exchange contracts it holds. Based upon the specific foreign currency contracts held at March 31, 2005, if the value of the U.S. dollar were to hypothetically decrease by 5% relative to the foreign currencies which the Company has hedged with foreign currency exchange contracts, then gross profit and pre-tax income would decrease by approximately $6.5 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S dollars at the hypothetical increased rate.
The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At March 31, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In the Company’s initial Quarterly Report on Form 10-Q for the three months ended March 31, 2005, the Company concluded that its controls were effective. As a result of the restatement, as described in Note 15 in Item 1, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated its previous conclusion and have now concluded that, as of the end of such period, the Company’s disclosure controls and procedures covered by this report were not effective as a result of a material weakness related to its internal control over financial reporting
Changes in Internal Control Over Financial Reporting
In order to address and correct the material weakness identified above, management is currently in the process of reviewing and improving its foreign exchange risk management procedures, documentation, and the surrounding internal controls.
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Repurchases of Equity Securities
The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2005.
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

Oakley, Inc.

April 19, 2006	/s/ D. Scott Olivet
D. Scott Olivet
Chief Executive Officer

April 19, 2006	/s/ Richard Shields
Richard Shields
Chief Financial Officer

Exhibit Index

3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

(2)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)	Filed herewith.