Form 10-Q/A
period 2005-06-30
OAKLEY INC
filed 2006-04-19
CIK 946356

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

EXPLANATORY NOTE
Oakley, Inc. (the “Company” or “Oakley”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2005 to restate its condensed consolidated financial statements for the periods ended June 30, 2005, and 2004. The restatement is a result of managements’ determination that its foreign currency hedging activities lacked sufficient documentation and therefore did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). While the impact of the restatement will change net income within the various periods covered, cumulative impact on net income over the life of each derivative instrument is the same under both the fair value (restated) and hedge (previously reported) accounting treatments.
The following information has been updated to give effect to the restatement:

Part I
Item 1 -	Financial Statements
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk
Item 4 -	Controls and Procedures
In this Form 10-Q/A, we have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement. See Note 14 in Notes to Unaudited Condensed Consolidated Financial Statements. Accordingly, this Amendment No. 1 to our Quarterly Report on Form 10-Q for the periods ended June 30, 2005 does not reflect events occurring after the filing of our original Form 10-Q and does not modify or update those disclosures affected by subsequent events, except as specifically discussed above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 9, 2005. The entire Form 10-Q has been re-filed in this Form 10-Q/A.

Oakley, Inc.
Index to Form 10-Q/A

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(As Restated,
	see Note 14)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,843	$51,738
Accounts receivable, less allowances of $8,883 (2005) and $11,045 (2004)	94,744	102,817
Inventories, net	134,309	115,061
Other receivables	3,753	3,992
Deferred income taxes	12,798	14,195
Prepaid expenses and other current assets	10,712	9,087

Total current assets	317,159	296,890

Property and equipment, net	153,354	152,993
Deposits	1,998	1,828
Goodwill	27,188	25,699
Other assets	5,976	5,698

TOTAL ASSETS	$505,675	$483,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$11,729	$17,541
Accounts payable	29,212	32,838
Accrued expenses and other current liabilities	37,259	39,583
Accrued warranty	3,174	3,107
Income taxes payable	10,286	2,327
Current portion of long-term debt	2,019	2,019

Total current liabilities	93,679	97,415

Deferred income taxes	8,464	9,607
Other long-term liabilities	130	—
Long-term debt, net of current portion	9,952	10,688

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 68,206,000 (2005) and 68,077,000 (2004) issued and outstanding	678	678
Additional paid-in capital	32,408	33,659
Deferred compensation	(4,266)	(3,617)
Retained earnings	356,754	322,742
Accumulated other comprehensive income	7,876	11,936

Total shareholders’ equity	393,450	365,398

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$505,675	$483,108

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(As Restated,	(As Restated,	(As Restated,	(As Restated,
	see Note 14)	see Note 14)	see Note 14)	see Note 14)
Net sales	$170,475	$153,826	$312,270	$282,462
Cost of goods sold	63,644	60,904	123,849	119,639

Gross profit	106,831	92,922	188,421	162,823

Operating expenses:
Research and development	4,655	3,864	8,587	7,570
Selling	43,944	39,851	85,072	76,963
Shipping and warehousing	4,380	4,277	8,669	8,633
General and administrative	18,683	16,136	35,876	32,090

Total operating expenses	71,662	64,128	138,204	125,256

Operating income	35,169	28,794	50,217	37,567

Interest expense, net	83	247	24	600

Income before provision for income taxes	35,086	28,547	50,193	36,967
Provision for income taxes	11,045	9,706	16,181	12,569

Net income	$24,041	$18,841	$34,012	$24,398

Basic net income per common share	$0.36	$0.28	$0.50	$0.36

Basic weighted average common shares	67,592,000	68,397,000	67,671,000	68,256,000

Diluted net income per common share	$0.35	$0.27	$0.50	$0.35

Diluted weighted average common shares	68,361,000	68,907,000	68,359,000	68,929,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(As Restated,	(As Restated,	(As Restated,	(As Restated,
	see Note 14)	see Note 14)	see Note 14)	see Note 14)
Net income	$24,041	$18,841	$34,012	$24,398

Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments, net of tax	(8)	285	128	215
Foreign currency translation adjustment	(1,243)	(1,868)	(4,188)	(1,993)

Other comprehensive loss	(1,251)	(1,583)	(4,060)	(1,778)

Comprehensive income	$22,790	$17,258	$29,952	$22,620

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2005	2004
	(As Restated,	(As Restated,
	see Note 14)	see Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,012	$24,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,954	15,888
Changes in fair value of derivative instruments	(9,512)	(6,382)
Provision for bad debt expense	1,030	766
Compensatory stock options and restricted stock expense	735	351
Loss on disposition of equipment	71	300
Deferred income taxes, net	(2,136)	(164)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	4,228	(14,504)
Inventories	(21,976)	(11,726)
Other receivables	161	406
Prepaid expenses and other	(8)	(64)
Deposits	(259)	415
Accounts payable	(3,578)	34
Accrued expenses and other current liabilities	8,608	5,319
Accrued warranty	93	(198)
Income taxes payable / receivable	8,345	6,361

Net cash provided by operating activities	35,768	21,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(17,764)	(12,717)
Proceeds from sale of property and equipment	1,059	195
Acquisitions of businesses	(1,929)	—
Other assets	(820)	(1,415)

Net cash used in investing activities	(19,454)	(13,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	1,304	3,410
Repayments of bank borrowings	(7,002)	(2,275)
Net proceeds from exercise of stock options	8,400	2,995
Repurchase of common shares	(11,035)	(2,015)

Net cash (used in) provided by financing activities	(8,333)	2,115

Effect of exchange rate changes on cash	1,124	582

Net increase in cash and cash equivalents	9,105	9,960
Cash and cash equivalents, beginning of period	51,738	49,211

Cash and cash equivalents, end of period	$60,843	$59,171

Supplemental cash flow information:
Cash paid for interest	$692	$718

Cash paid for income taxes (net of refunds received)	$250	$3,686

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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the condensed consolidated balance sheet as of June 30, 2005 and December 31, 2004, and the condensed consolidated statements of income, comprehensive income and cash flows for the three- and six-month periods ended June 30, 2005 and 2004. The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005.
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

If the computed fair value of stock option awards during the three- and six-months ended June 30, 2005 and 2004 had been amortized to expense over the vesting periods of the awards, net income would have been as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

	(in thousands, except per share amounts)
Net income:
As reported	$24,041	$18,841	$34,012	$24,398
Add: Stock based employee compensation expense as reported, net of tax effects	301	176	493	226
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(556)	(1,101)	(902)	(1,831)

Pro forma	$23,786	$17,916	$33,603	$22,793

Basic net income per share:
As reported	$0.36	$0.28	$0.50	$0.36
Pro forma	$0.35	$0.26	$0.50	$0.33

Diluted net income per share:
As reported	$0.35	$0.27	$0.50	$0.35
Pro forma	$0.35	$0.26	$0.49	$0.33
Note 3 – Inventories
Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$32,698	$29,219
Finished goods	101,611	85,842

	$134,309	$115,061

Note 4 – Goodwill and Intangible Assets
Under SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or intangible assets may be impaired. The Company evaluates definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As of June 30, 2005, no events have occurred which indicate that goodwill or intangible assets may be impaired.

Included in other assets in the accompanying consolidated financial statements are the following amortizing intangible assets.

	As of June 30, 2005		As of December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)
Covenants not to compete	$4,320	$3,198	$4,290	$2,948
Distribution rights	3,567	2,074	3,567	1,921
Patents	4,173	2,221	4,108	2,032
Other identified intangible assets	923	449	923	379

Total	$12,983	$7,942	$12,888	$7,280

Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three months ended June 30, 2005 and 2004 was approximately $331,000 and $321,000, respectively. Intangible amortization expense for the six months ended June 30, 2005 and 2004 was approximately $662,000 and $642,000, respectively, and is estimated to be, based on intangible assets at June 30, 2005, approximately $1,325,000 for fiscal 2005. Annual estimated amortization expense, based on the Company’s intangible assets at June 30, 2005, is as follows:

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

Note 5 – Accrued Expenses and Other Current Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Accrued employee compensation and benefits	$17,629	$15,689
Derivative liability	588	9,354
Other liabilities	19,042	14,540

	$37,259	$39,583

Note 6 – Accrued Warranty
The Company provides the following limited warranties against manufacturer’s defects on its products when purchased from an authorized Oakley dealer:
•	Apparel and Accessories — 30 days from date of purchase;

•	Electronics — 90 days from date of purchase;

•	Eyewear (sunglasses and prescription) — 1 year from date of purchase;

•	Footwear — 90 days from date of purchase;

•	Goggles — 1 year from date of purchase; and

•	Watches — 1 year from date of purchase.
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

Note 7 – Financing Arrangements
Line of Credit — In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75 million and matures in September 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (4.24% at June 30, 2005) or the bank’s prime lending rate minus 0.25% (6.00% at June 30, 2005). At June 30, 2005, the Company did not have any balance outstanding under the credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. At June 30, 2005, the Company was in compliance with all restrictive covenants and financial ratios. Certain of the Company’s foreign subsidiaries have negotiated local lines of credit to provide working capital financing. These foreign lines of credit bear interest at rates ranging from 0.90% to 6.24%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.66% to 10.50%. The aggregate borrowing limit on the foreign lines of credit and overdraft accounts is $25.3 million, of which $11.7 million was outstanding at June 30, 2005.
Long-Term Debt — The Company has a real estate term loan with an outstanding balance of $11.0 million at June 30, 2005, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (4.33% at June 30, 2005). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of June 30, 2005, the fair value of the Company’s interest rate swap agreement was a loss of approximately $0.3 million, recorded as a derivative liability on the Company’s balance sheet.
As of June 30, 2005, the Company also has a non-interest bearing note payable in the amount of $1.0 million, net of discount, in connection with its acquisition of Iacon, Inc. Payments under the note are due in annual installments of $0.5 million ending in 2006, with such payments contingent upon certain conditions.
Note 8 – Commitments and Contingencies
Indemnities, Commitments and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2005, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.

Litigation — The Company is a party to various claims, complaints and litigation incidental to the Company’s business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.
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
As of June 30, 2005, the fair value of the Company’s interest rate swap, which is designated as a cash flow hedge under SFAS 133, was a loss of approximately $0.3 million. The fair value of the Company’s foreign currency contracts at June 30, 2005, which are not designated as cash flow hedges, was a gain of approximately $0.6 million

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

The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At June 30, 2005, outstanding foreign currency contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.
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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$24,041	$18,841	$34,012	$24,398

Weighted average number of common shares:
Basic	67,592,000	68,397,000	67,671,000	68,256,000
Effect of dilutive securities	769,000	510,000	688,000	673,000

Diluted	68,361,000	68,907,000	68,359,000	68,929,000

Net income per share:
Basic	$0.36	$0.28	$0.50	$0.36
Effect of dilutive securities	$(0.01)	$(0.01)	$—	$(0.01)

Diluted	$0.35	$0.27	$0.50	$0.35

For the three months ended June 30, 2005 and 2004, stock options of 1,123,000 and 1,263,000, respectively, were excluded because their effect would be anti-dilutive. For the six months ended June 30, 2005 and 2004, stock options of 1,203,000 and 1,221,000, respectively, were excluded because their effect would be anti-dilutive.

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
The components of comprehensive income for the Company include net income, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Unrealized loss on interest rate swap, net of tax	$(189)	$(317)
Equity adjustment from foreign currency translation	8,065	12,253

Accumulated other comprehensive income	$7,876	$11,936

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

Financial information for the Company’s reportable segments for the three- and six-month periods is as follows:

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Three months ended June 30, 2005
Net sales	$149,775	$26,002	$(5,302)	$170,475
Operating income	30,505	4,887	(223)	35,169
Identifiable assets	465,149	52,704	(12,178)	505,675
Acquisitions of property and equipment	6,808	2,283	—	9,091
Depreciation and amortization	7,073	931	—	8,004

Three months ended June 30, 2004
Net sales	$138,866	$18,754	$(3,794)	$153,826
Operating income	25,941	3,028	(175)	28,794
Acquisitions of property and equipment	4,800	995	—	5,795
Depreciation and amortization	7,238	722	—	7,960

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Six months ended June 30, 2005
Net sales	$278,027	$43,987	$(9,744)	$312,270
Operating income	44,053	6,243	(79)	50,217
Identifiable assets	465,149	52,704	(12,178)	505,675
Acquisitions of property and equipment	13,484	4,280	—	17,764
Depreciation and amortization	14,156	1,798	—	15,954

Six months ended June 30, 2004
Net sales	$257,077	$32,533	$(7,148)	$282,462
Operating income	34,608	3,107	(148)	37,567
Acquisitions of property and equipment	10,263	2,454	—	12,717
Depreciation and amortization	14,504	1,384	—	15,888

The following table sets forth sales for the three- and six-month periods by segment:

			Total
	Wholesale	U.S. Retail	consolidated
	(in thousands)
Three months ended June 30, 2005
Sales to third parties	$144,473	$26,002	$170,475
Inter-segment revenue	5,302	—	5,302

Gross sales	149,775	26,002	175,777
Less: eliminations	(5,302)	—	(5,302)

Total consolidated net sales	$144,473	$26,002	$170,475

Three months ended June 30, 2004
Sales to third parties	$135,072	$18,754	$153,826
Inter-segment revenue	3,794	—	3,794

Gross sales	138,866	18,754	157,620
Less: eliminations	(3,794)	—	(3,794)

Total consolidated net sales	$135,072	$18,754	$153,826

			Total
	Wholesale	U.S. Retail	consolidated
	(in thousands)
Six months ended June 30, 2005
Sales to third parties	$268,283	$43,987	$312,270
Inter-segment revenue	9,744	—	9,744

Gross sales	278,027	43,987	322,014
Less: eliminations	(9,744)	—	(9,744)

Total consolidated net sales	$268,283	$43,987	$312,270

Six months ended June 30, 2004
Sales to third parties	$249,929	$32,533	$282,462
Inter-segment revenue	7,148	—	7,148

Gross sales	257,077	32,533	289,610
Less: eliminations	(7,148)	—	(7,148)

Total consolidated net sales	$249,929	$32,533	$282,462

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
Note 14 – Restatement
Subsequent to the issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2005, management determined that the Company’s previous accounting for its foreign currency derivative instruments as qualifying cash flow hedges did not comply with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) due to lack of sufficient documentation at the inception of the hedges. As a result, the Company determined that the change in the fair value of the derivatives should have been included in earnings rather than in other comprehensive income, and the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 have been restated from the amounts previously reported. While the impact of this restatement will change net income within the various periods covered, the cumulative impact on net income over the life of each derivative instrument is the same under both the fair value (restated) and hedge (previously reported)  accounting treatments.
This correction in the accounting for its derivative instruments had no impact on the Company’s net sales, net cash flows, cash balances, debt covenant compliance or dividends.
In addition, the Company has corrected its statements of cash flows to properly exclude accrued capital additions of $0.2 million and $0.6 million from “acquisitions of property and equipment” and “change in accounts payable” for the six months ended June 30, 2005 and 2004, respectively.
Management also determined that the previously reported diluted weighted average common share information as of June 30, 2005 and 2004 was overstated, as the Company did not correctly apply the treasury stock method for calculating earnings per share with respect to the non-vested portion of the restricted stock shares.

A summary of the significant effects of the restatement is as follows (in thousands, except for share and per share data):

	As Previously		As
As of June 30, 2005	Reported	Adjustments	Restated
Deferred income taxes (current)	$10,144	$2,654	$12,798
Prepaid expenses and other current assets	10,832	(120)	10,712
Total current assets	314,625	2,534	317,159
Deferred income taxes (non-current)	911	(911)	—
Total assets	504,052	1,623	505,675
Income taxes payable	7,309	2,977	10,286
Total current liabilities	90,702	2,977	93,679
Deferred income taxes (non-current)	10,087	(1,623)	8,464
Retained earnings	355,987	767	356,754
Accumulated other comprehensive income	8,374	(498)	7,876
Total shareholders’ equity	393,181	269	393,450
Total liabilities and shareholders’ equity	504,052	1,623	505,675

	As Previously		As
Three months ended June 30, 2005	Reported	Adjustments	Restated
Cost of goods sold	$69,073	$(5,429)	$63,644
Gross profit	101,402	5,429	106,831
Operating income	29,740	5,429	35,169
Income before provision for income taxes	29,657	5,429	35,086
Provision for income taxes	9,336	1,709	11,045
Net income	20,321	3,720	24,041
Basic net income per share	$0.30	$0.06	$0.36
Diluted net income per share	$0.30	$0.05	$0.35
Diluted weighted average common shares	68,658,000	(297,000)	68,361,000

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$3,553	$(3,561)	$(8)
Foreign currency translation adjustment	(1,242)	(1)	(1,243)
Other comprehensive income (loss)	2,311	(3,562)	(1,251)
Total comprehensive income	22,632	158	22,790

	As Previously		As
Three months ended June 30, 2004	Reported	Adjustments	Restated
Cost of goods sold	$65,244	$(4,340)	$60,904
Gross profit	88,582	4,340	92,922
General and administrative	16,157	(21)	16,136
Total operating expenses	64,149	(21)	64,128
Operating income	24,433	4,361	28,794
Income before provision for income taxes	24,186	4,361	28,547
Provision for income taxes	8,223	1,483	9,706
Net income	15,963	2,878	18,841
Basic net income per share	$0.23	$0.04	$0.28
Diluted net income per share	$0.23	$0.04	$0.27
Diluted weighted average common shares	69,160,000	(253,000)	68,907,000

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$3,021	$(2,736)	$285
Foreign currency translation adjustment	(1,868)	—	(1,868)
Other comprehensive income (loss)	1,153	(2,736)	(1,583)
Total comprehensive income	17,116	142	17,258

	As Previously		As
Six months ended June 30, 2005	Reported	Adjustments	Restated
Cost of goods sold	$133,240	$(9,391)	$123,849
Gross profit	179,029	9,392	188,421
Operating income	40,825	9,392	50,217
Income before provision for income taxes	40,801	9,392	50,193
Provision for income taxes	13,125	3,056	16,181
Net income	27,676	6,336	34,012
Basic net income per share	$0.41	$0.09	$0.50
Diluted net income per share	$0.40	$0.09	$0.50
Diluted weighted average common shares	68,630,000	(271,000)	68,359,000

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$6,199	$(6,071)	$128
Foreign currency translation adjustment	(4,804)	616	(4,188)
Other comprehensive income (loss)	1,395	(5,455)	(4,060)
Total comprehensive income	29,071	881	29,952

	As Previously		As
Six months ended June 30, 2004	Reported	Adjustments	Restated
Cost of goods sold	$126,166	$(6,527)	$119,639
Gross profit	156,296	6,527	162,823
General and administrative	31,946	144	32,090
Total operating expenses	125,111	145	125,256
Operating income	31,185	6,382	37,567
Income before provision for income taxes	30,585	6,382	36,967
Provision for income taxes	10,399	2,170	12,569
Net income	20,186	4,212	24,398
Basic net income per share	$0.30	$0.06	$0.36
Diluted net income per share	$0.29	$0.06	$0.35
Diluted weighted average common shares	69,093,000	(164,000)	68,929,000

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$4,203	$(3,988)	$215
Foreign currency translation adjustment	(1,994)	1	(1,993)
Other comprehensive income (loss)	2,209	(3,987)	(1,778)
Total comprehensive income	22,395	225	22,620

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
Restatement
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed Note 14 in Notes to Condensed Consolidated Financial Statements.
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

Foreign Currency Translation
The Company’s direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, New Zealand, South Africa and the United Kingdom collect receivables at future dates in the customers’ local currencies and purchase finished goods primarily in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred. As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries have entered into various foreign exchange contracts in the form of forward and option contracts.
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
Gross profit
Gross profit increased to $106.8 million for the three months ended June 30, 2005 from $92.9 million for the three months ended June 30, 2004, an increase of $13.9 million, or 15.0%. Gross margin, or gross profit as a percentage of net sales, increased to 62.7% for the three months ended June 30, 2005 from 60.4% for the three months ended June 30, 2004. The increase in gross profit reflects the favorable impact of the unrealized change in fair value on the Company’s foreign currency derivatives of $5.4 million in the three months ended June 30, 2005 as compared to a favorable change in fair value of $4.3 million for the three months ended June 30, 2004. Gross margin excluding the impact of changes in the fair value of foreign currency derivatives is shown in the table below:

	Three months ended June 30,
	2005	2004
Gross margin excluding changes in fair value of foreign currency derivatives	59.5%	57.6%
Gross margin excluding the impact of changes in the fair value of foreign currency derivatives increased to 59.5% for the three months ended June 30, 2005 from 57.6% for the three months ended June 30, 2004 due to improved margins from the Company’s newer product categories, the positive mix benefit from the addition of the Company’s new electronics products, higher gross margins on new 2005 sunglass introductions relative to 2004 sunglass introductions, positive manufacturing variances and efficiencies, including lower eyewear raw material costs, the positive effect of a weaker U.S. dollar and a modest sunglass price increase in the U.S. effective January 1, 2005. These positive factors were partially offset by the effect of the increased contribution from the Company’s retail stores, which have slightly lower gross margins with the inclusion of occupancy costs.
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
General and administrative expenses increased $2.6 million to $18.7 million, or 11.0% of net sales, for the three months ended June 30, 2005, from $16.1 million, or 10.5% of net sales, for the three months ended June 30, 2004. Approximately $0.3 million, or 11.5%, of the increase was attributable to the weakening of the U.S. dollar and $0.4 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $1.5 million in greater personnel and related benefit costs, including temporary help, recruiting and restricted stock compensation expense and $0.2 million in bad debt expense.
There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $35.2 million, or 20.6% of net sales, for the three months ended June 30, 2005 from $28.8 million, or 18.7% of net sales for the comparable period in 2004, an increase of $6.4 million or 22.1%, due to the various factors discussed above.
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
Income taxes
The Company recorded a provision for income taxes of $11.0 million for the three months ended June 30, 2005, compared to $9.7 million for the three months ended June 30, 2004. This increase in absolute dollars is due to the higher operating income earned in 2005. The Company’s effective tax rate for the three months ended June 30, 2005 was 31.5% compared to 34% for the comparable prior year period. The 2005 lower tax rate reflects the benefit of an income tax refund of approximately $0.75 million related to amended prior period California state income tax returns.

Net income
The Company’s net income increased to $24.0 million, or 14.1% of net sales, for the three months ended June 30, 2005 from $18.8 million, or 12.2% of net sales, for the three months ended June 30, 2004, an increase of $5.2 million or 27.6% due to higher net sales and improved gross margins.
Six Months Ended June 30, 2005 and 2004
Net sales
Net sales increased to $312.3 million for the six months ended June 30, 2005 from $282.5 million for the six months ended June 30, 2004, an increase of $29.8 million, or 10.6%. Gross sales were $335.8 million in the first six months of 2005 compared to $303.2 million for the comparable 2004 period.
Gross sunglass sales increased 3.6%, or $6.2 million, to $180.4 million for the six months ended June 30, 2005 from $174.2 million for the six months ended June 30, 2004. Sunglass unit shipments increased 1.4% due to the introduction of new sunglass styles and increased sales of combat eyewear to the U.S. military, partially offset by declines in some of the Company’s more mature sunglasses. The average selling price increased 2.1%, primarily from the effect of a weak U.S. dollar on international sales, a greater contribution from the Company’s retail store operations, which sell the Company’s products direct to consumers, higher contribution from polarized styles that carry higher average prices and a modest U.S. price increase on sunglasses effective January 1, 2005. The increase in gross sunglass sales was driven by strong sales from newly introduced sunglasses, such as CROSSHAIR™, WHISKER™, BOTTLECAP™, ROMEO 2® and GASCAN™, offset by declines in older sunglass styles, such as the A WIRE®, MINUTE®, SQUARE WIRE® and HALF WIRE™.
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
Gross profit
Gross profit increased to $188.4 million for the six months ended June 30, 2005 from $162.8 million for the six months ended June 30, 2004, an increase of $25.6 million, or 15.7%. Gross margin, or gross profit as a percentage of net sales, increased to 60.3% for the first half of 2005 from 57.6% for the comparable 2004 period. The increase in gross profit reflects the favorable impact of the unrealized change in fair value on the Company’s foreign currency derivatives of $9.4 million in the six months ended June 30, 2005 as compared to a favorable change in fair value of only $6.5 million for the months ended June 30, 2004. Gross margin excluding the impact of changes in the fair value of foreign currency derivatives is shown in the table below:

	Three months ended June 30,
	2005	2004
Gross margin excluding changes in fair value of foreign currency derivatives	57.3%	55.3%
Gross margin excluding the impact of changes in the fair value of foreign currency derivatives increased to 57.3% for the six months ended June 30, 2005 from 55.3% for the six months ended June 30, 2004 due to improved margins from the Company’s newer product categories, the positive mix benefit from the addition of the Company’s new electronics products, the positive effect of a weaker U.S. dollar and a modest sunglass price increase in the U.S. effective January 1, 2005. These positive factors were partially offset by the negative effects of a lower mix of sunglasses and the increased contribution from the Company’s retail stores, which have slightly lower gross margins with the inclusion of occupancy costs. Although the Company continually strives to reduce its manufacturing costs and improve its product gross margins, and believes that certain of the factors listed above will continue to benefit the Company in future periods, there can be no assurance that the Company can sustain overall margin improvements at the same level as the Company has experienced for the first six months of 2005 compared to the same period of 2004.
Operating expenses
Operating expenses for the six months ended June 30, 2005 increased to $138.2 million from $125.3 million for the six months ended June 30, 2004, an increase of $12.9 million, or 10.3%. As a percentage of net sales, operating expenses remained at 44.3% of net sales for the six months ended June 30, 2005 consistent with the comparable period in 2004. The largest contributors to the increase in operating expenses in absolute dollars were expenses associated with increased sales volumes, higher operating expenses related to the Company’s expanded retail store operations and higher foreign operating expenses resulting from a weaker U.S. dollar. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $2.4 million, or 18.6%, of the increase. Operating expenses included $13.6 million of expenses for the Company’s retail store operations, an increase of $2.8 million from $10.8 million for the six months ended June 30, 2004. The increase in retail store operating expenses is primarily due to the greater number of stores at June 30, 2005 compared to the number of stores at June 30, 2004.

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
General and administrative expenses increased $3.8 million to $35.9 million, or 11.5% of net sales, for the six months ended June 30, 2005, from $32.1 million, or 11.4% of net sales, for the six months ended June 30, 2004. Approximately $0.6 million, or 15.8%, of the increase was attributable to the weakening of the U.S. dollar and $0.5 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, itemized expenses contributing to the increase in general and administrative expenses were $2.7 million in greater personnel and related benefit costs, including temporary help, recruiting and restricted stock expense and $0.4 million in variable expenses such as bad debts and bank charges. Additionally, the 2004 expense reflects a $0.2 million benefit from a patent settlement.
There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $50.2 million, or 16.1% of net sales, for the six months ended June 30, 2005 from $37.6 million, or 13.3% of net sales for the comparable period in 2004, an increase of $12.6 million or 33.7%, due to the various factors discussed above.
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

Income taxes
The Company recorded a provision for income taxes of $16.2 million for the six months ended June 30, 2005, compared to $12.6 million for the six months ended June 30, 2004. This increase in absolute dollars is due to the higher operating income earned in 2005. The Company’s effective tax rate for the six months ended June 30, 2005 was 32.2% compared to 34% for the comparable prior year period. The 2005 lower tax rate reflects the benefit of an income tax refund received in the second quarter of 2005 of approximately $0.75 million related to amended prior period California state income tax returns.
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
Net income
The Company’s net income increased to $34.0 million, or 10.9% of net sales, for the six months ended June 30, 2005 from $24.4 million, or 8.6% of net sales, for the six months ended June 30, 2004, an increase of $9.6 million or 39.4% due to higher net sales, improved gross margins, including a favorable impact of changes in fair value of the Company’s foreign currency derivative instruments, and the Company’s management of its expenses.
Liquidity and Capital Resources
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $35.8 million for the six months ended June 30, 2005 compared to $21.2 million for the comparable period in 2004 primarily due to decreases in accounts receivables and higher net income offset by an increase in inventories. At June 30, 2005, working capital was $223.5 million compared to $187.4 million at June 30, 2004, a 19.2% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $94.7 million at June 30, 2005 compared to $102.8 million at December 31, 2004 and $90.8 million at June 30, 2004, with accounts receivable days outstanding at June 30, 2005 of 51 compared to 54 at June 30, 2004. Inventories increased to $134.3 million at June 30, 2005 compared to $115.1 million at December 31, 2004 and $109.5 million at June 30, 2004. This increase reflects greater inventory levels in apparel and accessories, higher eyewear raw material levels to support anticipated production volumes, and the addition of electronics inventory to support growth and greater inventories for the expanded Company-owned retail store operations. The increase in apparel and accessory inventory levels include products to be shipped out for the upcoming fall season in addition to a higher level of apparel closeout inventory. Quarterly inventory turns were 1.9 at June 30 2005, down from 2.5 at December 31, 2004 and 2.2 at June 30, 2004.

Capital Expenditures
Capital expenditures for the six months ended June 30, 2005 were $17.8 million, which included $4.4 million for retail store operations. As of June 30, 2005, the Company had commitments of approximately $0.9 million for future capital expenditures.
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

The Company believes that existing capital, anticipated cash flow from operations, and current and potential future credit facilities will be sufficient to meet operating needs and capital expenditures for at lease the next twelve months.
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
A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:
Reconciliation of Gross Sales to Net Sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Gross Sales	$185,666	$168,905	$335,751	$303,204
Discounts and returns	15,191	15,079	23,481	20,742

Net sales	$170,475	$153,826	$312,270	$282,462

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

A reconciliation of gross margin excluding changes in fair value of foreign currency derivatives to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows:
Reconciliation to Gross Profit:

		Change in fair
	Reported	value of foreign	Excluding changes in
	under	currency	fair value of foreign
	GAAP	derivatives	currency derivatives
	(in thousand, except for percentages)
Three months ended June 30, 2005
Net sales	$170,475		$170,475
Cost of goods sold	63,644	5,429	69,073

Gross profit	106,831		101,402
Gross profit %	62.7%		59.5%

Three months ended June 30, 2004
Net sales	$153,826		$153,826
Cost of goods sold	60,904	4,340	65,244

Gross profit	92,922		88,582
Gross profit %	60.4%		57.6%

Six months ended June 30, 2005
Net sales	$312,270		$312,270
Cost of goods sold	123,849	9,392	133,241

Gross profit	188,421		179,029
Gross profit %	60.3%		57.3%

Six months ended June 30, 2004
Net sales	$282,462		$282,462
Cost of goods sold	119,639	6,527	126,166

Gross profit	162,823		156,296
Gross profit %	57.6%		55.3%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Foreign currency - The Company’s direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, New Zealand, South Africa and the United Kingdom collect receivables at future dates in the customers’ local currencies and purchase finished goods primarily in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use foreign exchange contracts in the form of forward and option contracts.
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

The Company purchases, and plans to continue to purchase, foreign currency exchange contracts as part of its strategy to manage its exposure to foreign currency exchange rate fluctuations. These foreign currency exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, the Company may, for various reasons, decide to either expand or reduce the level of foreign currency exchange contracts it holds. Based upon the specific foreign currency contracts held at June 30, 2005, if the value of the U.S. dollar were to hypothetically decrease by 5% relative to the foreign currencies which the Company has hedged with foreign currency exchange contracts, then gross profit and pre-tax income would decrease by approximately $5.6 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S dollars at the hypothetical increased rate.
The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At June 30 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In the Company’s initial Quarterly Report on Form 10-Q for the three months ended June 30, 2005, the Company concluded that its controls were effective. As a result of the restatement, as described in Note 14 in Item 1, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated its previous conclusion and have now concluded that, as of the end of such period, the Company’s disclosure controls and procedures covered by this report were not effective as a result of a material weakness related to its internal control over financial reporting
Changes in Internal Control Over Financial Reporting
In order to address and correct the material weakness identified above, management is currently in the process of reviewing and improving its foreign exchange risk management procedures, documentation, and the surrounding internal controls.
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Repurchases of Equity Securities
The Company did not have any unregistered sales of equity securities during the three and six months ended June 30, 2005.
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
Item 5. Other Information
                    None

Item 6. Exhibits
     The following exhibits are included herein:

3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Reciprocal Exclusive Dealing Agreement, entered into effective March 12, 2005 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidentiality treatment)

10.2 (4)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Greg Trojan

10.3 (4)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Colombe Nicholas

31.1 (5)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (5)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (5)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. dated June 5, 1995 (File No. 33-93080).

(2)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

(3)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(4)	Previously filed with the Quarterly Report on Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005

(5)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.

April 19, 2006	/s/ D. Scott Olivet D. Scott Olivet
Chief Executive Officer

April 19, 2006	/s/ Richard Shields Richard Shields
Chief Financial Officer

EXHIBIT INDEX

3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Reciprocal Exclusive Dealing Agreement, entered into effective March 12, 2005 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidentiality treatment)

10.2 (4)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Greg Trojan

10.3 (4)	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Colombe Nicholas

31.1 (5)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (5)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (5)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. dated June 5, 1995 (File No. 33-93080).

(2)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

(3)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(4)	Previously filed with the Quarterly Report on Form 10-Q of Oakley, Inc. for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005

(5)	Filed herewith.