Form 10-Q/A
period 2005-09-30
OAKLEY INC
filed 2006-04-19
CIK 946356

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

EXPLANATORY NOTE
Oakley, Inc. (the “Company” or “Oakley”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005 to restate its condensed consolidated financial statements for the periods ended September 30, 2005, and 2004. The restatement is a result of managements’ determination that its foreign currency hedging activities lacked sufficient documentation and therefore did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). While the impact of the restatement will change net income within the various periods covered, cumulative impact on net income over the life of each derivative instrument is the same under both the fair value (restated) and hedge (previously reported) accounting treatments.
The following information has been updated to give effect to the restatement:
          Part I

Item 1 -	Financial Statements
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk
Item 4 -	Controls and Procedures
In this Form 10-Q/A, we have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement. See Note 14 in Notes to Unaudited Condensed Consolidated Financial Statements. Accordingly, this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 does not reflect events occurring after the filing of our original Form 10-Q and does not modify or update those disclosures affected by subsequent events, except as specifically discussed above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 9, 2005. The entire Form 10-Q has been re-filed in this Form 10-Q/A.

Oakley, Inc.
Index to Form 10-Q/A

PART I. FINANCIAL INFORMATION

ITEM 1 – Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2005, as restated and December 31,2004	1

Condensed Consolidated Statements of Income, as restated (Unaudited) for the three- and nine-month periods ended September 30, 2005 and 2004	2

Condensed Consolidated Statements of Comprehensive Income, as restated (Unaudited) for the three- and nine-month periods ended September 30, 2005 and 2004	2

Condensed Consolidated Statements of Cash Flows, as restated (Unaudited) for the nine-month periods ended September 30, 2005 and 2004	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	39

ITEM 4. Controls and Procedures	41

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	41

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 3. Defaults Upon Senior Securities	41

ITEM 4. Submission of Matters to a Vote of Security Holders	41

ITEM 5. Other Information	41

ITEM 6. Exhibits	42

Signatures	43
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(As Restated,
	see Note 14)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$68,971	$51,738
Accounts receivable, less allowances of $8,666 (2005) and $11,045 (2004)	104,503	102,817
Inventories, net	127,955	115,061
Other receivables	5,231	3,992
Deferred income taxes	12,797	14,195
Prepaid expenses and other current assets	11,863	9,087
Total current assets	331,320	296,890

Property and equipment, net	154,249	152,993
Deposits	2,279	1,828
Goodwill	27,408	25,699
Other assets	6,124	5,698

TOTAL ASSETS	$521,380	$483,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$14,383	$17,541
Accounts payable	23,537	32,838
Accrued expenses and other current liabilities	34,903	39,583
Accrued warranty	3,029	3,107
Dividends payable	11,068	—
Income taxes payable	4,172	2,327
Current portion of long-term debt	2,019	2,019

Total current liabilities	93,111	97,415

Deferred income taxes	8,520	9,607
Other long-term liabilities	202	—
Long-term debt, net of current portion	9,584	10,688

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 69,174,000 (2005) and 68,077,000 (2004) issued and outstanding	687	678
Additional paid-in capital	44,899	33,659
Deferred compensation	(6,327)	(3,617)
Retained earnings	361,757	322,742
Accumulated other comprehensive income	8,947	11,936

Total shareholders’ equity	409,963	365,398

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$521,380	$483,108

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(As Restated,	(As Restated,	(As Restated,	(As Restated,
	see Note 14)	see Note 14)	see Note 14)	see Note 14)
Net sales	$173,447	$150,044	$485,717	$432,506
Cost of goods sold	78,997	66,027	202,846	185,666

Gross profit	94,450	84,017	282,871	246,840

Operating expenses:
Research and development	4,229	4,246	12,816	11,816
Selling	43,821	41,160	128,893	118,123
Shipping and warehousing	4,459	4,233	13,128	12,866
General and administrative	17,734	16,254	53,610	48,344

Total operating expenses	70,243	65,893	208,447	191,149

Operating income	24,207	18,124	74,424	55,691

Interest (income) expense, net	(144)	241	(120)	841

Income before provision for income taxes	24,351	17,883	74,544	54,850
Provision for income taxes	8,279	6,080	24,460	18,649

Net income	$16,072	$11,803	$50,084	$36,201

Basic net income per common share	$0.24	$0.17	$0.74	$0.53

Basic weighted average common shares	68,389,000	68,184,000	67,915,000	68,070,000

Diluted net income per common share	$0.23	$0.17	$0.73	$0.53

Diluted weighted average common shares	69,323,000	68,262,000	68,713,000	68,716,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(As Restated,	(As Restated,	(As Restated,	(As Restated,
	see Note 14)	see Note 14)	see Note 14)	see Note 14)

Net income	$16,072	$11,803	$50,084	$36,201

Other comprehensive income:
Net unrealized gain on derivative instruments, net of tax	88	(29)	216	186
Foreign currency translation adjustment	983	1,619	(3,205)	(374)

Other comprehensive income	1,071	1,590	(2,989)	(188)

Comprehensive income	$17,143	$13,393	$47,095	$36,013

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2005	2004
	(As Restated,	(As Restated,
	see Note 14)	see Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,084	$36,201
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,981	23,777
Changes in fair value of derivative instruments	(11,167)	(7,031)
Provision for bad debt expense	1,701	1,168
Compensatory stock options and restricted stock expense	1,032	635
Loss on disposition of equipment	449	292
Deferred income taxes , net	(5,239)	(1,680)
Changes in assets and liabilities , net of effects of business acquisitions:
Accounts receivable	(6,154)	(16,575)
Inventories	(15,668)	(17,451)
Other receivables	(1,328)	405
Prepaid expenses and other	1,253	(128)
Deposits	(561)	362
Accounts payable	(9,185)	(7,123)
Accrued expenses and other current liabilities	5,688	6,604
Accrued warranty	(53)	(100)
Income taxes payable / receivable	5,202	4,025

Net cash provided by operating activities	40,035	23,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(26,894)	(20,859)
Proceeds from sale of property and equipment	1,085	279
Acquisitions of businesses	(1,929)	—
Other assets	(787)	(1,436)

Net cash used in investing activities	(28,525)	(22,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	2,597	4,286
Repayments of bank borrowings	(5,523)	(1,670)
Net proceeds from exercise of stock options	18,541	3,089
Repurchase of common shares	(11,035)	(5,923)

Net cash provided by (used in) financing activities	4,580	(218)

Effect of exchange rate changes on cash	1,143	585

Net increase in cash and cash equivalents	17,233	1,732
Cash and cash equivalents , beginning of period	51,738	49,211

Cash and cash equivalents , end of period	$68,971	$50,943

Supplement cash flow information:
Cash paid for interest	$1,084	$1,120

Cash paid for income taxes (net of refunds received)	$13,723	$13,424

Supplemental disclosure of non-cash transactions:
During the quarter ended September 30, 2005, the Company declared and accrued a regular annual cash dividend of $0.16 per share payable to shareholders of record as of the close of business on October 14, 2005.	$11,068	$—

During the quarter ended September 30, 2004, the Company declared and accrued a regular annual cash dividend of $0.15 per share payable to shareholders of record as of the close of business on October 15, 2004.	$—	$10,208

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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the condensed balance sheets as of September 30, 2005 and December 31, 2004, and the condensed consolidated statements of income, comprehensive income and cash flows for the three- and nine-month periods ended September 30, 2005 and 2004. The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005.
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

If the computed fair value of stock option awards during the three- and nine-months ended September 30, 2005 and 2004 had been amortized to expense over the vesting periods of the awards, net income would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$16,072	$11,803	$50,084	$36,201
Add: Stock based employee compensation expense as reported, net of tax effects	193	185	686	411
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(421)	(1,085)	(1,323)	(2,916)

Pro forma	$15,844	$10,903	$49,447	$33,696

Basic net income per share:
As reported	$0.24	$0.17	$0.74	$0.53
Pro forma	$0.23	$0.16	$0.73	$0.50

Diluted net income per share:
As reported	$0.23	$0.17	$0.73	$0.53
Pro forma	$0.23	$0.16	$0.72	$0.49
Note 3 – Inventories
Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$30,165	$29,219
Finished goods	97,790	85,842

	$127,955	$115,061

Note 4 – Goodwill and Intangible Assets
Under SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates that goodwill or intangible assets may be impaired. The Company evaluates definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As of September 30, 2005, no events have occurred that indicate that goodwill or intangible assets may be impaired.
Included in other assets in the accompanying condensed consolidated financial statements are the following amortizing intangible assets.

	As of September 30, 2005		As of December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Covenants not to compete	$4,320	$3,324	$4,290	$2,948
Distribution rights	3,567	2,150	3,567	1,921
Patents	4,196	2,316	4,108	2,032
Other identified intangible assets	923	484	923	379

Total	$13,006	$8,274	$12,888	$7,280

Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 5 to 15 years and no residual values. Intangible amortization expense for the three months ended September 30, 2005 and 2004 was approximately $332,000 and $321,000, respectively. Intangible amortization expense for the nine months ended September 30, 2005 and 2004 was approximately $994,000 and $962,000, respectively, and is estimated to be, based on intangible assets at September 30, 2005, approximately $1,326,000 for fiscal 2005. Annual estimated amortization expense, based on the Company’s intangible assets at September 30, 2005, is as follows:

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
Note 5 – Accrued Expenses and Other Current Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Accrued employee compensation and benefits	$17,313	$15,689
Derivative liability	158	9,354
Other liabilities	17,432	14,540

	$34,903	$39,583

At December 31, 2004, the value of the Company’s derivative contracts reflected an unfavorable loss of $9.4 million which the Company recorded in accrued liabilities on its balance sheets. Conversely, at September 30, 2005, the value of the Company’s derivative contracts, other than its interest rate swap agreement, reflected a favorable gain of $2.3 million which the Company recorded in prepaid expenses and other assets on its balance sheets.
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
Note 8 – Commitments and Contingencies
Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2005, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.
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
As of September 30, 2005, the fair value of the Company’s interest rate swap, which is designated as a cash flow hedge under SFAS 133, was a loss of approximately $0.2 million. The fair value of the Company’s foreign currency contracts at September 30, 2005, which are not designated as cash flow hedges, was a gain of approximately $2.3 million.

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

The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At September 30, 2005, outstanding foreign currency contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.
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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$16,072	$11,803	$50,084	$36,201

Weighted average number of common shares:
Basic	68,389,000	68,184,000	67,915,000	68,070,000
Effect of dilutive securities	934,000	78,000	798,000	646,000

Diluted	69,323,000	68,262,000	68,713,000	68,716,000

Net income per share:
Basic	$0.24	$0.17	$0.74	$0.53
Effect of dilutive securities	$(0.01)	$—	$(0.01)	$—

Diluted	$0.23	$0.17	$0.73	$0.53

For the three months ended September 30, 2005 and 2004, stock options of 594,000 and 2,403,000, respectively, were excluded because their effect would be anti-dilutive. For the nine months ended September 30, 2005 and 2004, stock options of 1,114,000 and 1,267,000, respectively, were excluded because their effect would be anti-dilutive.

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
The components of comprehensive income for the Company include net income, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Unrealized loss on interest rate swap, net of tax	$(101)	$(317)
Equity adjustment from foreign currency translation	9,048	12,253

Accumulated other comprehensive income	$8,947	$11,936

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

Financial information for the Company’s reportable segments for the three- and nine-month periods is as follows:

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Three months ended September 30, 2005
Net sales	$153,185	$27,453	$(7,191)	$173,447
Operating income	19,130	4,941	136	24,207
Identifiable assets	476,777	56,645	(12,042)	521,380
Acquisitions of property and equipment	5,668	3,462	—	9,130
Depreciation and amortization	7,010	1,017	—	8,027

Three months ended September 30, 2004
Net sales	$136,230	$18,797	$(4,983)	$150,044
Operating income	15,188	2,636	300	18,124
Acquisitions of property and equipment	6,714	1,428	—	8,142
Depreciation and amortization	7,131	758	—	7,889

			Inter-segment	Total
	Wholesale	U.S. Retail	transactions	consolidated
	(in thousands)
Nine months ended September 30, 2005
Net sales	$431,212	$71,440	$(16,935)	$485,717
Operating income	63,183	11,184	57	74,424
Identifiable assets	476,777	56,645	(12,042)	521,380
Acquisitions of property and equipment	19,152	7,742	—	26,894
Depreciation and amortization	21,166	2,815	—	23,981

Nine months ended September 30, 2004
Net sales	$393,307	$51,330	$(12,131)	$432,506
Operating income	49,796	5,743	152	55,691
Acquisitions of property and equipment	16,977	3,882	—	20,859
Depreciation and amortization	21,635	2,142	—	23,777

The following table sets forth sales for the three- and nine-month periods by segment:

			Total
	Wholesale	U.S. Retail	consolidated
		(in thousands)
Three months ended September 30, 2005
Sales to third parties	$145,994	$27,453	$173,447
Inter-segment revenue	7,191	—	7,191

Gross sales	153,185	27,453	180,638
Less: eliminations	(7,191)	—	(7,191)

Total consolidated net sales	$145,994	$27,453	$173,447

Three months ended September 30, 2004
Sales to third parties	$131,247	$18,797	$150,044
Inter-segment revenue	4,983	—	4,983

Gross sales	136,230	18,797	155,027
Less: eliminations	(4,983)	—	(4,983)

Total consolidated net sales	$131,247	$18,797	$150,044

			Total
	Wholesale	U.S. Retail	consolidated
		(in thousands)
Nine months ended September 30, 2005
Sales to third parties	$414,277	$71,440	$485,717
Inter-segment revenue	16,935	—	16,935

Gross sales	431,212	71,440	502,652
Less: eliminations	(16,935)	—	(16,935)

Total consolidated net sales	$414,277	$71,440	$485,717

Nine months ended September 30, 2004
Sales to third parties	$381,176	$51,330	$432,506
Inter-segment revenue	12,131	—	12,131

Gross sales	393,307	51,330	444,637
Less: eliminations	(12,131)	—	(12,131)

Total consolidated net sales	$381,176	$51,330	$432,506

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
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that companies recognize compensation cost related to share based payment transactions in their financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instruments and will be recognized over the period that an employee provides service (usually the vesting period) in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company expects that the impact on net income will be the recognition of additional compensation expense of approximately $1.8 million annually, based on existing options currently outstanding at September 30, 2005, and is contingent upon the number of future options granted and other factors.
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
Note 14 – Restatement
Subsequent to the issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2005, management determined that the Company’s previous accounting for its foreign currency derivative instruments as qualifying cash flow hedges did not comply with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) due to lack of sufficient documentation at the inception of the hedges. As a result, the Company determined that the change in the fair value of the derivatives should have been included in earnings rather than in other comprehensive income, and the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 have been restated from the amounts previously reported. While the impact of this restatement will change net income within the various periods covered, the cumulative impact on net income over the life of each derivative instrument is the same under both the fair value (restated) and hedge (previously reported) accounting treatments.
This correction in the accounting for its derivative instruments had no impact on the Company’s net sales, net cash flows, cash balances, debt covenant compliance or dividends.
In addition, the Company has corrected its statements of cash flows to properly exclude accrued capital additions of $0.2 million and $0.5 million from “acquisitions of property and equipment” and “change in accounts payable” for the nine months ended September 30, 2005 and 2004, respectively.
Management also determined that the previously reported diluted weighted average common share information as of September 30, 2005 and 2004 was overstated, as the Company did not correctly apply the treasury stock method for calculating earnings per share with respect to the non-vested portion of the restricted stock shares.

A summary of the significant effects of the restatement is as follows (in thousands, except for share and per share data):

	As Previously		As
As of September 30, 2005	Reported	Adjustments	Restated
Deferred income taxes (current)	$10,143	$2,654	$12,797
Prepaid expenses and other current assets	11,967	(104)	11,863
Total current assets	328,770	2,550	331,320
Deferred income taxes (non-current)	903	(903)	—
Total assets	519,733	1,647	521,380
Income taxes payable	627	3,545	4,172
Deferred income taxes (non-current)	10,775	(2,255)	8,520
Retained earnings	359,888	1,869	361,757
Accumulated other comprehensive income	10,459	(1,512)	8,947
Total shareholders’ equity	409,606	357	409,963
Total liabilities and shareholders’ equity	519,733	1,647	521,380

	As Previously		As
Three months ended September 30, 2005	Reported	Adjustments	Restated
Cost of goods sold	$80,668	$(1,671)	$78,997
Gross profit	92,779	1,671	94,450
Operating income	22,536	1,671	24,207
Income before provision for income taxes	22,680	1,671	24,351
Provision for income taxes	7,711	568	8,279
Net income	14,969	1,103	16,072
Basic net income per share	$0.22	$0.02	$0.24
Diluted net income per share	$0.22	$0.02	$0.23
Diluted weighted average common shares	69,564,000	(241,000)	69,323,000
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$1,102	$(1,014)	$88
Foreign currency translation adjustment	983	—	983
Other comprehensive income	2,085	(1,014)	1,071
Total comprehensive income	17,054	89	17,143

	As Previously		As
Three months ended September 30, 2004	Reported	Adjustments	Restated
Cost of goods sold	$66,709	$(682)	$66,027
Gross profit	83,335	682	84,017
General and administrative	16,222	32	16,254
Total operating expenses	65,861	32	65,893
Operating income	17,474	650	18,124
Income before provision for income taxes	17,232	651	17,883
Provision for income taxes	5,859	221	6,080
Net income	11,373	430	11,803
Basic net income per share	$0.17	$0.01	$0.17
Diluted net income per share	$0.17	$0.01	$0.17
Diluted weighted average common shares	68,558,000	(296,000)	68,262,000
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$456	$(485)	$(29)
Foreign currency translation adjustment	1,620	(1)	1,619
Other comprehensive income	2,076	(486)	1,590
Total comprehensive income	13,449	(56)	13,393

	As Previously		As
Nine months ended September 30, 2005	Reported	Adjustments	Restated
Cost of goods sold	$213,908	$(11,062)	$202,846
Gross profit	271,808	11,063	282,871
Operating income	63,361	11,063	74,424
Income before provision for income taxes	63,481	11,063	74,544
Provision for income taxes	20,837	3,623	24,460
Net income	42,644	7,440	50,084
Basic net income per share	$0.63	$0.11	$0.74
Diluted net income per share	$0.62	$0.11	$0.73
Diluted weighted average common shares	68,984,000	(271,000)	68,713,000
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$7,301	$(7,085)	$216
Foreign currency translation adjustment	(3,821)	616	(3,205)
Other comprehensive income (loss)	3,480	(6,469)	(2,989)
Total comprehensive income	46,124	971	47,095

	As Previously		As
Nine months ended September 30, 2004	Reported	Adjustments	Restated
Cost of goods sold	$192,875	$(7,209)	$185,666
Gross profit	239,631	7,209	246,840
General and administrative	48,170	174	48,344
Total operating expenses	190,973	176	191,149
Operating income	48,658	7,033	55,691
Income before provision for income taxes	47,817	7,033	54,850
Provision for income taxes	16,258	2,391	18,649
Net income	31,559	4,642	36,201
Basic net income per share	$0.46	$0.07	$0.53
Diluted net income per share	$0.46	$0.07	$0.53
Diluted weighted average common shares	68,912,000	(196,000)	68,716,000
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative
instruments, net of tax	$4,659	$(4,473)	$186
Foreign currency translation adjustment	(374)	—	(374)
Other comprehensive income	4,285	(4,473)	(188)
Total comprehensive income	35,844	169	36,013

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
Gross profit
Gross profit increased to $94.5 million for the three months ended September 30, 2005 from $84.0 million, for the three months ended September 30, 2004, an increase of $10.4 million, or 12.4%. Gross margin, or gross profit as a percentage of net sales, decreased to 54.5% of net sales for the three months ended September 30, 2005 from 56.0% for the comparable 2004 quarter. The decrease in gross profit reflects the favorable impact of the unrealized change in fair value on the Company’s foreign currency derivatives of $1.7 million in the three months ended September 30, 2005 as compared to a favorable change in fair value of only $0.7 million for the three months ended September 30, 2004. Gross margin excluding the impact of changes in the fair value of foreign currency derivatives is shown in the table below:

	Three months ended September 30,
	2005	2004
Gross margin excluding changes in fair value of foreign currency derivatives	53.5%	55.5%
Gross margin excluding the impact of changes in the fair value of foreign currency derivatives decreased to 53.5% for the three months ended September 30, 2005 from 55.5% for the three months ended September 30, 2004. The decrease in gross margin was due to greater sales of close-out products, higher discounts and markdowns, including markdowns associated with the Company’s new electronics category, increased inventory reserves and a greater mix of newer category products that carry lower gross margins. These decreases were partially offset by slightly higher sunglass and goggle margins and the recognition of an exchange gain from the repayment of a large receivable by the Company’s Brazilian subsidiary.
Operating expenses
Operating expenses for the three months ended September 30, 2005 increased to $70.2 million from $65.9 million for the three months ended September 30, 2004, an increase of $4.3 million, or 6.6%. As a percentage of net sales, operating expenses decreased to 40.5% of net sales for the three months ended September 30, 2005 compared to 43.9% of net sales for the comparable period in 2004 due to leverage on higher sales, the Company’s cost control efforts and a significant number of unfilled positions for personnel in 2005. The largest contributors to the increase in operating expenses were expenses associated with higher operating expenses related to the Company’s expanded retail store operations, increased sales volumes and higher foreign operating expenses resulting from a weaker U.S. dollar. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $0.6 million, or 14.0%, of the increase. Operating expenses included $8.0 million of expenses for the Company’s retail store operations, an increase of $2.1 million from $5.9 million for the three months ended September 30, 2004. The increase in retail store operating expenses is primarily due to the greater number of stores at September 30, 2005 compared to the number of stores at September 30, 2004.

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
General and administrative expenses increased $1.5 million to $17.7 million, or 10.2% of net sales, for the three months ended September 30, 2005, from $16.3 million, or 10.8% of net sales, for the three months ended September 30, 2004. Approximately $0.2 million, or 13.3%, of the increase was attributable to the weakening of the U.S. dollar and $0.2 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, expenses contributing to the increase in general and administrative expenses were $1.2 million in greater personnel and related benefit costs, including temporary help, recruiting and restricted stock compensation expense, $0.2 million in bad debt expense, $0.2 million in professional fees and $0.2 million for bank charges, partially offset by an $0.8 million reduction in the Company’s flight department expenses during the three-month period resulting from an increased expense reimbursement recorded in the quarter ended September 30, 2005 from the Company’s Chairman for his personal use of the aircraft during 2005.
There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $24.2 million, or 14.0% of net sales, for the three months ended September 30, 2005 from $18.1 million, or 12.1% of net sales, for the comparable period in 2004, an increase of $6.1 million, or 33.6%, due to the various factors discussed above.

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
Income taxes
The Company recorded a provision for income taxes of $8.3 million for the three months ended September 30, 2005, compared to $6.1 million for the three months ended September 30, 2004. This increase in absolute dollars is due to the higher operating income earned in 2005. The Company’s effective tax rate for the three months ended September 30, 2005 and 2004 was 34%.
Net income
The Company’s net income increased to $16.1 million, or 9.3% of net sales, for the three months ended September 30, 2005 from $11.8 million, or 7.9% of net sales, for the three months ended September 30, 2004, an increase of $4.3 million or 36.2% due to higher net sales and on improved operating expense ratio.
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
Gross profit
Gross profit increased to $282.9 million for the nine months ended September 30, 2005 from $246.8 million for the nine months ended September 30, 2004, an increase of $36.0 million, or 14.6%. Gross margin, or gross profit as a percentage of net sales, increased to 58.2% for the nine months ended September 30, 2005 from 57.1% for the comparable period in 2004. The increase in gross profit reflects the favorable impact of the unrealized change in fair value on the Company’s foreign currency derivatives of $11.1 million in the nine months ended September 30, 2005 as compared to a favorable change in fair value of only $7.2 million for the months ended September 30, 2004. Gross margin excluding the impact of changes in the fair value of foreign currency derivatives is shown in the table below:

	Nine months ended September 30,
	2005	2004
Gross margin excluding changes in fair value of foreign currency derivatives	56.0%	55.4%
Gross margin excluding the impact of changes in the fair value of foreign currency derivatives increased to 56.0% for the nine months ended September 30, 2005 from 55.4% for the nine months ended September 30, 2004. The modest increase in gross margin was due to the mix benefit from slightly higher sunglass, prescription eyewear and goggle margins and the positive effect of a weaker U.S. dollar. These positive factors were partially offset by greater sales of close-out products, higher discounts and markdowns, increased inventory reserves, a greater mix of newer category products that carry lower gross margins and the increased contribution from the Company’s retail stores, which have slightly lower gross margins with the inclusion of occupancy costs.

Operating expenses
Operating expenses for the nine months ended September 30, 2005 increased to $208.4 million from $191.1 million for the nine months ended September 30, 2004, an increase of $17.3 million, or 9.0%. As a percentage of net sales, operating expenses declined to 42.9% of net sales for the nine months ended September 30, 2005 from 44.2% in the comparable period in 2004. The largest contributors to the increase in operating expenses in absolute dollars were expenses associated with increased sales volumes, higher operating expenses related to the Company’s expanded retail store operations and higher foreign operating expenses resulting from a weaker U.S. dollar. The weakening of the U.S. dollar, compared to most other currencies in which the Company transacts business, contributed approximately $3.0 million, or 17.3%, of the increase. Operating expenses included $21.6 million of expenses for the Company’s retail store operations, an increase of $4.9 million from $16.7 million for the nine months ended September 30, 2004. The increase in retail store operating expenses is primarily due to the greater number of stores at September 30, 2005 compared to the number of stores at September 30, 2004.
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
General and administrative expenses increased $5.3 million to $53.6 million, or 11.0% of net sales, for the nine months ended September 30, 2005, from $48.3 million, or 11.2% of net sales, for the nine months ended September 30, 2004. Approximately $0.7 million, or 13.2%, of the increase was attributable to the weakening of the U.S. dollar and $0.7 million was due to increased general and administrative expense for the Company’s retail store operations. Excluding retail operations, expenses contributing to the increase in general and administrative expenses were $3.8 million in greater personnel and related benefit costs, including temporary help, recruiting and restricted stock expense and $0.9 million in variable expenses such as bad debts and bank charges and $0.4 million for increased professional fees, partially offset by a $0.7 million reduction in the Company’s flight department expenses during the nine-month period resulting from an increased expense reimbursement recorded in the quarter ended September 30, 2005 from the Company’s Chairman for his personal use of the aircraft during 2005.

There can be no assurance that operating expenses will not increase in the future, both in absolute terms and as a percentage of total net sales, and increases in these expenses could adversely affect the Company’s profitability.
Operating income
The Company’s operating income increased to $74.4 million, or 15.3% of net sales, for the nine months ended September 30, 2005 from $55.7 million, or 12.9% of net sales for the comparable period in 2004, an increase of $18.7 million, or 33.6%, due to the various factors discussed above.
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
Income taxes
The Company recorded a provision for income taxes of $24.5 million for the nine months ended September 30, 2005, compared to $18.6 million for the nine months ended September 30, 2004. This increase in absolute dollars is due to the higher operating income earned in 2005. The Company’s effective tax rate for the nine months ended September 30, 2005 was 32.8% compared to 34% for the comparable prior year period. The 2005 lower tax rate reflects the benefit of an income tax refund received in the second quarter of 2005 of approximately $0.75 million related to amended prior period California state income tax returns.
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
Net income
The Company’s net income increased to $50.1 million, or 10.3% of net sales, for the nine months ended September 30, 2005 from $36.2 million, or 8.4% of net sales, for the nine months ended September 30, 2004, an increase of $13.9 million or 38.3% due to higher net sales, improved gross margins, including a favorable impact of changes in fair value of the Company’s foreign currency derivative instruments, and the Company’s management of its expenses.

Liquidity and Capital Resources
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $40.0 million for the nine months ended September 30, 2005 compared to cash provided by operating activities of $23.4 million for the comparable period in 2004. This increase was the result of higher net income during the 2005 period, together with slower growth in the Company’s working capital in 2005 compared to the 2004 period. At September 30, 2005, working capital was $238.2 million compared to $185.7 million at September 30, 2004, a 28.3% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $104.5 million at September 30, 2005 compared to $102.8 million at December 31, 2004 and $93.0 million at September 30, 2004, with accounts receivable days outstanding at September 30, 2005 of 55 compared to 57 at September 30, 2004. Inventories increased to $128.0 million at September 30, 2005 compared to $115.1 million at December 31, 2004 and $115.6 million at September 30, 2004. This increase reflects greater inventory levels in apparel and accessories, higher goggle inventory levels to support the upcoming winter season, the increase of electronics inventory to support growth and greater inventories for the expanded Company-owned retail store operations. Inventory turns were 2.5 at September 30 2005, compared to 2.5 at December 31, 2004 and 2.3 at September 30, 2004.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2005 were $26.9 million, which included $7.7 million for retail store operations. As of September 30, 2005, the Company had commitments of approximately $0.8 million for future capital expenditures.
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
A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

Reconciliation of Gross Sales to Net Sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Gross Sales	$185,309	$155,824	$521,061	$459,028
Discounts and returns	11,862	5,780	35,344	26,522

Net sales	$173,447	$150,044	$485,717	$432,506

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
A reconciliation of gross margin excluding changes in fair value of foreign currency derivatives to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows:
Reconciliation to Gross Profit:

		Change in fair	Excluding changes
	Reported	value of foreign	in fair value of
	under	currency	foreign currency
	GAAP	derivatives	derivatives
	(in thousands, except for percentages)
Three months ended September 30, 2005
Net sales	$173,447		$173,447
Cost of goods sold	78,997	1,671	80,668

Gross profit	94,450		92,779
Gross profit %	54.5%		53.5%

Three months ended September 30, 2004
Net sales	$150,044		$150,044
Cost of goods sold	66,027	682	66,709

Gross profit	84,017		83,335
Gross profit %	56.0%		55.5%

		Change in fair	Excluding changes
	Reported	value of foreign	in fair value of
	under	currency	foreign currency
	GAAP	derivatives	derivatives
	(in thousands, except for percentages)
Nine months ended September 30, 2005
Net sales	$485,717		$485,717
Cost of goods sold	202,846	11,063	213,909

Gross profit	282,871		271,808
Gross profit %	58.2%		56.0%

Nine months ended September 30, 2004
Net sales	$432,506		$432,506
Cost of goods sold	185,666	7,209	192,875

Gross profit	246,840		239,631
Gross profit %	57.1%		55.4%
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

The Company purchases, and plans to continue to purchase, foreign currency exchange contracts as part of its strategy to manage its exposure to foreign currency exchange rate fluctuations. These foreign currency exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, the Company may, for various reasons, decide to either expand or reduce the level of foreign currency exchange contracts it holds. Based upon the specific foreign currency contracts held at September 30, 2005, if the value of the U.S. dollar were to hypothetically decrease by 5% relative to the foreign currencies which the Company has hedged with foreign currency exchange contracts, then gross profit and pre-tax income would decrease by approximately $4.3 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S dollars at the hypothetical increased rate.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In the Company’s initial Quarterly Report on Form 10-Q for the three months ended September 30, 2005, the Company concluded that its controls were effective. As a result of the restatement, as described in Note 14 in Item 1, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated its previous conclusion and have now concluded that, as of the end of such period, the Company’s disclosure controls and procedures covered by this report were not effective as a result of a material weakness related to its internal control over financial reporting
Changes in Internal Control Over Financial Reporting
In order to address and correct the material weakness identified above, management is currently in the process of reviewing and improving its foreign exchange risk management procedures, documentation, and the surrounding internal controls.
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          None
Item 5. Other Information
          None

Item 6. Exhibits
     The following exhibits are included herein:
3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Employment Agreement, dated as of September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.2 (5)	First Amendment to Aircraft Lease Agreement, made as of September 23, 2005, between Oakley, Inc. and N2T, Inc.

10.3 (6)	Indemnification Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.4 (6)	Indemnification Agreement, dated September 26, 2005, between Oakley, Inc. and Frits van Paasschen

31.1 (7)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (7)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (7)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. dated June 5, 1995 (File No. 33-93080).

(2)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

(3)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(4)	Previously filed with the Form 8-K of Oakley, Inc. filed with the Securities and Exchange Commission on September 19, 2005.

(5)	Previously filed with the Form 8-K of Oakley, Inc. filed with the Securities and Exchange Commission on September 23, 2005.

(6)	Previously filed with the Quarterly Report on Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 9, 2005.

(7)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakley, Inc.
April 19, 2006	/s/ D. Scott Olivet
D. Scott Olivet
Chief Executive Officer

April 19, 2006	/s/ Richard Shields
Richard Shields
Chief Financial Officer

Exhibit Index
3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (amending Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Employment Agreement, dated as of September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.2 (5)	First Amendment to Aircraft Lease Agreement, made as of September 23, 2005, between Oakley, Inc. and N2T, Inc.

10.3 (6)	Indemnification Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet

10.4 (6)	Indemnification Agreement, dated September 26, 2005, between Oakley, Inc. and Frits van Paasschen

31.1 (7)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (7)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (7)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. dated June 5, 1995 (File No. 33-93080).

(2)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

(3)	Previously filed with the Annual Report on Form 10-K of Oakley, Inc. for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(4)	Previously filed with the Form 8-K of Oakley, Inc. filed with the Securities and Exchange Commission on September 19, 2005.

(5)	Previously filed with the Form 8-K of Oakley, Inc. filed with the Securities and Exchange Commission on September 23, 2005.

(6)	Previously filed with the Quarterly Report on Form 10-Q of Oakley, Inc. for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 9, 2005.

(7)	Filed herewith.