Form 10-Q
period 2006-03-31
OAKLEY INC
filed 2006-05-10
CIK 946356

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 per Share	69,114,317 Shares

(Class)	(Outstanding on May 5, 2006)

Oakley, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,205	$82,157
Accounts receivable, less allowances of $13,777 (2006) and $10,639 (2005)	98,725	99,430
Inventories	134,551	119,035
Other receivables	5,877	4,656
Deferred income taxes	12,307	11,707
Income taxes receivable	10,296	3,059
Prepaid expenses and other current assets	12,922	14,132

Total current assets	304,883	334,176

Property and equipment, net	156,235	153,218
Deposits	2,303	2,197
Goodwill	46,213	27,146
Intangible assets	40,540	4,530
Other assets	952	447

TOTAL ASSETS	$551,126	$521,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$20,656	$11,349
Accounts payable	29,939	30,772
Accrued expenses and other current liabilities	42,489	36,173
Accrued warranty	3,133	3,068
Current portion of long-term debt	2,025	1,999

Total current liabilities	98,242	83,361

Deferred income taxes	20,802	8,156
Other long-term liabilities	326	260
Long-term debt, net of current portion	8,353	8,732

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000,000 shares authorized; 69,002,000 (2006) and 69,153,000 (2005) issued and outstanding	684	686
Additional paid-in capital	39,834	48,026
Deferred compensation	—	(6,082)
Retained earnings	373,240	371,333
Accumulated other comprehensive income	9,645	7,242

Total shareholders’ equity	423,403	421,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$551,126	$521,714

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three months ended
	March 31,
	2006	2005
Net sales	$151,698	$141,795
Cost of goods sold	71,016	60,205

Gross profit	80,682	81,590

Operating expenses:
Research and development	5,030	3,932
Selling	46,280	41,513
Shipping and warehousing	4,547	4,289
General and administrative	21,989	16,808

Total operating expenses	77,846	66,542

Operating income	2,836	15,048

Interest income, net	(98)	(59)

Income before provision for income taxes	2,934	15,107
Provision for income taxes	1,027	5,136

Net income	$1,907	$9,971

Basic net income per common share	$0.03	$0.15

Basic weighted average common shares	69,040,000	67,712,000

Diluted net income per common share	$0.03	$0.15

Diluted weighted average common shares	69,583,000	68,318,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2006	2005
Net income	$1,907	$9,971
Other comprehensive income:
Net unrealized gain on derivative instruments, net of tax	43	136
Foreign currency translation adjustment	2,360	(2,945)

Other comprehensive income	2,403	(2,809)

Comprehensive income	$4,310	$7,162

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

OAKLEY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,907	$9,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,893	7,950
Changes in value of derivative instruments	1,165	(3,963)
Provision for bad debt expense	369	388
Stock-based compensation expense	1,065	291
Loss (gain) on disposition of equipment	235	(45)
Deferred income taxes, net	(1,247)	(781)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	8,343	5,909
Inventories	(10,102)	(7,379)
Other receivables	(824)	(766)
Prepaid expenses and other	1,622	374
Deposits	26	(187)
Accounts payable	(3,363)	(7,307)
Accrued expenses and other current liabilities	3,925	1,720
Accrued warranty	72	78
Income taxes payable / receivable	(6,055)	(2,356)

Net cash provided by operating activities	6,031	3,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(10,620)	(8,673)
Proceeds from sale of property and equipment	23	935
Acquisition of business	(52,684)	(3)
Other assets	(530)	(410)

Net cash used in investing activities	(63,811)	(8,151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	7,424	—
Repayments of bank borrowings	(380)	(6,151)
Payments of cash dividends	(18)	—
Net proceeds from exercise of stock options	709	997
Repurchase of common shares	(3,886)	(4,731)

Net cash provided by (used in) financing activities	3,849	(9,885)
Effect of exchange rate changes on cash	1,979	(133)

Net decrease in cash and cash equivalents	(51,952)	(14,272)
Cash and cash equivalents, beginning of period	82,157	51,738

Cash and cash equivalents, end of period	$30,205	$37,466

Supplemental cash flow information:
Cash paid during the period for:
Interest	$505	$308

Income taxes (net of refunds received)	$6,841	$—

Non-cash investing and financing activities:
Estimated tax liabilities resulting from Oliver Peoples acquisition	$480	$—

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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, and the condensed consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results of operations for the entire year ending December 31, 2006.
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current year presentation. The Company reclassified credit card fees incurred in connection with customer transactions at the Company’s retail stores and in direct sales operations from general and administrative expense into selling expense to be more consistent with industry practice of accounting for retail stores.
Note 2 – Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107, which establishes accounting for equity awards exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for stock -based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), under which no compensation expense is recognized for stock option awards granted with exercise prices at fair market value on the date of grant. Stock-based awards to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).
The Company elected to adopt SFAS 123R under the modified prospective transition method. Under this transition method, prior periods are not restated for the effect of SFAS 123R. Commencing on January 1, 2006, stock-based compensation cost associated with stock options includes amortization related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and amortization related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The estimated fair value of employee stock options is amortized using the straight-line method over the vesting period.

The adoption of FAS 123R resulted in incremental stock-based compensation expense of $0.5 million for the three months ended March 31, 2006. The incremental stock-based compensation expense caused income before provision for income taxes to decrease by $0.5 million, net income to decrease by $0.3 million with no change to basic or diluted earnings per share.
The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the first quarter of fiscal 2005.

Three months ended
March 31, 2005
(in thousands)
Net income:
As reported	$9,971
Add: Stock-based employee compensation expense as reported, net of tax effects	192
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(346)

Pro forma	$9,817

Basic net income per share:
As reported	$0.15
Pro forma	$0.14

Diluted net income per share:
As reported	$0.15
Pro forma	$0.14
Total stock-based compensation recognized for the quarters ended March 31, 2006 and 2005 was $1.1 million, or $0.7 million net of tax, and $0.3 million, or $0.2 million net of tax, respectively, which consists of the impact of stock options and restricted stock awards. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $0.3 million for each period. Cash received from stock options exercised totaled $0.7 million and $1.0 million for the quarters ended March 31, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled $0.4 million, and $0.1 million, respectively, for the quarters ended March 31, 2006 and 2005. The Company issues new shares upon option exercises or granting of restricted stock.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its Condensed Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the deferred tax asset (hypothetical and actual) recorded for stock compensation costs to be classified as financing cash flows. For the quarter ended March 31, 2006, no excess tax benefits were generated from option exercises.
The Company previously presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, the Company reclassified the balance in deferred compensation to additional paid in capital on our accompanying condensed consolidated balance sheet.

The Company estimates the fair value of stock options using a binomial option-pricing model (binomial model). In the fourth quarter of 2005, the Company evaluated its binomial model used to estimate the grant date fair value in accordance with the original provisions of SFAS 123 which resulted in a change in the method of how variables used in the computation of the fair value of its options are calculated on option grants after September 30, 2005. The expected volatility assumption was changed from being based solely on historical volatility to being based on a weighted average of historical and implied volatility from traded options on the Company’s stock as the Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company’s expected life assumption, which was previously based solely on historical exercise behavior, was adjusted to reflect both the option’s contractual term and the effects of employees’ expected exercise behavior and expected post-vesting employment-termination behavior to be more representative of future exercise patterns. The risk-free interest rate, previously based on the U.S. Treasury yield curve for periods equal to the expected term of the option, now derives implied forward rates from U.S. treasury zero-coupon issues. Yearly cash flows corresponding to each year of the contractual term of the option are then discounted by the resultant implied forward rate. Instead of using a single risk-free rate, this methodology matches an implied forward rate for each year with the corresponding cash flows within that year. Stock-based compensation expense recognized in the Company’s statement of income for stock options granted subsequent to December 31, 2005 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For periods prior to January 1, 2006, the Company’s pro forma information presented under SFAS 123 accounted for forfeitures as they occurred. The table below reflects the assumptions used to estimate grant date fair value of stock options granted during the quarter ending March 31,2006 using the methodology described above and stock options granted during the quarter ended March 31, 2005 using the binomial model prior to the aforementioned changes in methodology:

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Expected volatility	34.5%	35.3%
Expected term	6.8 years	5.5 years
Risk-free interest rate	4.8%	3.7%
Dividend yield	1.0%	1.1%
The weighted-average grant-date fair value of stock options granted during the quarters ended March 31, 2006 and 2005 was $3.24 and $4.63, respectively.

1995 Stock Incentive Plan
The Company’s Amended and Restated 1995 Stock Incentive Plan (the “Plan”) provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock shares, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. A committee of the Board of Directors administers the Plan and has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. A total of 8,712,000 shares were reserved for issuance under the Plan and, at March 31, 2006, approximately 612,000 shares were available for issuance pursuant to new stock option grants or other equity awards.
Stock Options
Under the Plan, stock options are granted at an exercise price equal to the quoted market price of the Company’s stock at the time of grant. These options vest over periods ranging from one to five years and expire ten years after the grant date. Stock option activity for the quarter ended March 31, 2006 is as follows:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual
	Shares	price	term (years)
Outstanding shares at January 1, 2006	3,344,768	$13.58
Granted	374,315	$15.19
Exercised	(64,464)	$11.09
Forfeited/expired	(30,856)	$12.81

Outstanding shares at March 31, 2006	3,623,763	$13.79	6.7

Exercisable shares at March 31, 2006	2,024,640	$13.76	4.9

Additional information regarding options outstanding as of March 31, 2006 is as follows:

			Options Outstanding		Options Exercisable
			Weighted Avg
			Remaining
Range of		Number	Contractual	Weighted Avg	Number	Weighted Avg
Exercise Prices		Outstanding	Life (yrs)	Exercise Price	Exercisable	Exercise Price
$5.56	- 8.75	636,900	6.32	$8.11	348,916	$8.07
$9.06	- 11.00	420,107	3.64	$10.25	402,853	$10.25
$11.29	- 13.94	776,317	7.03	$12.57	335,247	$12.44
$14.00	- 25.10	1,790,439	7.40	$17.18	937,624	$17.85
Unrecognized compensation expense related to stock options amounted to $5.3 million at March 31, 2006 and is expected to be recognized over a weighted-average period of 4.0 years.

Restricted Stock
The Company also grants restricted stock awards under the Plan that entitles the holder to shares of common stock as the award vests. Recipients of restricted shares are entitled to cash dividends from the grant date upon vesting and to vote their respective shares throughout the restriction period. Restricted stock activity for the quarter ended March 31, 2006 is as follows:

		Weighted
		average
		grant date
	Shares	fair value
Outstanding restricted shares at January 1, 2006	520,318	$15.49
Granted	20,000	14.69
Vested	(67,502)	14.52
Forfeited/expired	(1,125)	15.15

Outstanding restricted shares at March 31, 2006	471,691	$15.59

Unrecognized compensation expense with respect to the Company’s restricted stock amounted to $5.8 million at March 31, 2006 and is being amortized on a straight-line basis over periods of one to five years. The total fair value of shares vested during the three months ended March 31, 2006 was $1.0 million. No restricted shares vested during the quarter ended March 31, 2005.
Note 3 – Acquisitions
In February 2006, the Company completed the acquisition of privately-held Oliver Peoples, Inc. (Oliver Peoples), a designer, marketer and seller of luxury eyewear. The purchase price of approximately $53.2 million consists of approximately $51.7 million in cash, approximately $1.0 million in transaction costs and approximately $0.5 million for estimated tax liabilities. Additional cash consideration will be due if Oliver Peoples achieves certain specified financial performance targets following the date of acquisition. This acquisition is expected to provide growth opportunities within the Company’s optics category and to complement its multi-branding strategy.
The assets and liabilities of this purchase are recorded at fair value on the date of acquisition under the purchase method of accounting and have been included in the condensed consolidated statement of operations beginning on the effective date of the acquisition. The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Accounts receivable	$7,603
Inventory	5,278
Other current assets	2,132
Property and equipment	758
Goodwill	19,245
Identified intangible assets	36,000
Other assets	2,087

Total assets acquired	73,103

Current liabilities	6,210
Deferred tax liabilities	13,730

Total liabilities assumed	19,940

Net assets acquired	$53,163

A professional independent third party appraisal was utilized to identify the intangible assets acquired as of the acquisition date. Intangible assets acquired included tradenames, customer relationships, a sub-licensing agreement, backorders and a non-solicitation agreement. The Oliver Peoples tradename was determined to have an indefinite life and accordingly, is not being amortized, but will be subject to periodic impairment testing in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” All other acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of less than 1 year to 20 years.
Note 4 – Inventories
Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Raw materials	$35,922	$28,776
Finished goods	98,629	90,259

	$134,551	$119,035

Note 5 – Goodwill and Intangible Assets
Under SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or indefinite-lived intangible assets may be impaired. The Company evaluates definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As of March 31, 2006, no events have occurred which indicate that goodwill or intangible assets may be impaired.
The components of the Company’s intangible assets are listed below:

	As of March 31, 2006		As of December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Definite-lived intangible assets:
Covenants not to compete	$4,620	$3,626	$4,319	$3,450
Distribution rights	3,567	2,302	3,567	2,226
Patents	4,359	2,528	4,339	2,423
Customer relationships	13,800	115	—	—
Sub-licenses	1,300	22	—	—
Tradename	1,200	40	—	—
Other identified intangible assets	2,532	905	923	519

Total definite-lived assets	$31,378	$9,538	$13,148	$8,618

Indefinite-lived intangible assets:
Tradename	18,700

Total indefinite-lived intangible assets	$18,700

Intangible assets other than goodwill and indefinite-lived intangible assets are amortized by the Company using estimated useful lives of less than 1 year to 20 years and no residual values. Intangible amortization expense for the three months ended March 31, 2006 and 2005 was approximately $920,000 and $330,000, respectively, and is estimated to be, based on intangible assets at March 31, 2006, approximately $3,256,000 for fiscal 2006. Estimated annual amortization expense, based on the Company’s intangible assets at March 31, 2006, is as follows:

Estimated Amortization Expense:	(in thousands)
Fiscal 2007	$2,039
Fiscal 2008	1,906
Fiscal 2009	1,840
Fiscal 2010	1,565
Fiscal 2011	1,047
Changes in goodwill are as follows:

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
	(in thousands)
Balance as of December 31, 2005	$1,574	$—	$14,804	$10,768	$27,146
Additions / adjustments:
Goodwill additions	19,245	—	—	—	19,245
Changes due to foreign exchange rates	—	—	(178)	—	(178)

Balance as of March 31, 2006	$20,819	$—	$14,626	$10,768	$46,213

Note 6 – Accrued Expenses and Other Current Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Accrued employee compensation and benefits	$17,626	$18,226
Derivative contracts	23	91
Other liabilities	24,840	17,856

Total accrued liabilities	$42,489	$36,173

Note 7 – Accrued Warranty
The Company provides the following limited warranties against manufacturer’s defects on its products when purchased from an authorized dealer:
•	Apparel and Accessories – 30 days from date of purchase;

•	Electronics – 90 days from date of purchase;

•	Footwear – 90 days from date of purchase;

•	Goggles – 1 year from date of purchase;

•	Prescription eyewear – 1 year from date of purchase;

•	Sunglasses – 1 year from date of purchase; and

•	Watches – 1 year from date of purchase.

The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period with proof of purchase from an authorized dealer. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.
Warranty liability activity for the three months ended March 31 was as follows:

	2006	2005
	(in thousands)
Balance as of January 1	$3,068	$3,107
Warranty claims and expenses	(982)	(968)
Provisions for warranty expense	1,054	1,046
Changes due to foreign currency translation	(7)	(12)

Balance as of March 31	$3,133	$3,173

Note 8 – Financing Arrangements
Line of Credit – In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75.0 million and matures in September 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (5.75% at March 31, 2006) or the Company’s primary bank’s prime lending rate minus 0.25% (7.50% at March 31, 2006). At March 31, 2006, the Company had $7.0 million outstanding under this credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. On January 18, 2006, the Company amended its credit agreement to allow the acquisition of Oliver Peoples to be excluded from the calculated maximum of permitted acquisitions during the term of the credit facilities. At March 31, 2006, the Company was in compliance with all restrictive covenants and financial ratios.
Certain of the Company’s subsidiaries have negotiated local lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 0.73% to 7.75%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.94% to 10.50%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts is $31.9 million, of which $13.7 million was outstanding at March 31, 2006.
Long-Term Debt - The Company has a real estate term loan that matures in September 2007. At March 31, 2006, the Company had an outstanding balance of $9.9 million under this term loan. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (5.82% at March 31, 2006). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of March 31, 2006, the fair value of the Company’s interest rate swap agreement was a loss of approximately $23,000.
As of March 31, 2006, the Company also has a non-interest bearing note payable in the amount of $0.5 million, net of discounts, in connection with its acquisition of Iacon, Inc. (Iacon). Payment under the note is due in October 2006, with such payments contingent upon certain conditions.

Note 9 – Commitments and Contingencies
Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington, and routine guarantees between the Company and its subsidiaries. At March 31, 2006, the Company has outstanding letters of credit totaling $2.8 million for product purchases and as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2006, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.
Litigation – The Company is a party to various claims, complaints and litigation incidental to the Company’s business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.
The United Kingdom’s Office of Fair Trading (OFT) is in the process of conducting an investigation of an Oakley subsidiary for possible violations under the United Kingdom Competition Act of 1998. In November 2005, the OFT issued a Statement of Objections, alleging that the subsidiary wrongfully restricted resale prices for its sunglasses at one of its accounts. Oakley refutes the allegation; however, there can be no assurance that the Company’s position will prevail on this matter. In the event of an unfavorable outcome, the Company may be obligated to pay fines relating to its products sold. At this time the Company is unable to estimate its potential liability, if any. Presently, based upon advice from legal counsel, the Company believes that any liability for this matter would be immaterial.
During 2004, the Company was under audit by the Internal Revenue Service (IRS) for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly-owned foreign subsidiaries. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company believes that its position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. The Company is continuing to protest this adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter. In the event that the Company does not prevail under protest, management expects that the adjustment should not have a material impact on the Company’s financial results because the Company has insurance in place which it believes will cover such adjustment and any associated expenses.

Note 10 – Derivative Financial Instruments
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
As of March 31, 2006, the fair value of the Company’s interest rate swap, which is designated as a cash flow hedge under SFAS 133, was a loss of approximately $23,000. The fair value of the Company’s foreign currency contracts at March 31, 2006, which are not designated as cash flow hedges, was a gain of approximately $3.2 million.
The following is a summary of the foreign currency contracts outstanding by currency at March 31, 2006 (in thousands):

	U.S. Dollar		Fair
	Equivalent	Maturity	Value (loss)
Exchange Contracts:
Australian dollar	$3,213	Apr. 2006 - Dec. 2006	$172
British pound	14,713	Apr. 2006 - Dec. 2006	1,133
Canadian dollar	10,254	Apr. 2006 - Dec. 2006	(85)
Euro	20,386	Apr. 2006 - Dec. 2006	607
Japanese yen	11,934	Apr. 2006 - Dec. 2006	1,412
South African rand	1,134	Jun. 2006 - Sep. 2006	(75)

	$61,634		$3,164

The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At March 31, 2006, outstanding foreign currency contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

Note 11 – Earnings Per Share
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

	Three months ended March 31,
	2006	2005
Net income	$1,907	$9,971

Weighted average number of common shares:
Basic	69,040,000	67,712,000
Effect of dilutive securities	543,000	606,000

Diluted	69,583,000	68,318,000

Net income per share:
Basic	$0.03	$0.15
Effect of dilutive securities	$—	$—

Diluted	$0.03	$0.15

For the three months ended March 31, 2006 and 2005, stock options of 1,326,000 and 1,606,000, respectively, were excluded because their effect would be anti-dilutive.
Note 12 – Comprehensive Income
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
The components of comprehensive income for the Company include net income, unrealized gains or losses on an interest rate swap, and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Unrealized loss on interest rate swap, net of tax	(118)	(58)
Equity adjustment from foreign currency translation	9,763	7,300

Accumulated other comprehensive income	$9,645	$7,242

Note 13 – Segment Information
The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally. The U.S. retail segment reflects operations of the Company-owned specialty retail stores, including the operations of its Iacon, Inc. subsidiary and Oliver Peoples retail stores, located throughout the United States and its territories and in the Ontario province of Canada, and the Company’s e-commerce and telesales business. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K. The Company evaluates performance and allocates resources of segments based on net sales and operating income, which represents income before interest and income taxes. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.

Financial information for the Company’s reportable segments is as follows:

			Total
	Wholesale	U.S. Retail	consolidated
Three months ended March 31, 2006
Net sales	$122,361	$29,337	$151,698
Operating income	(2,335)	5,171	2,836
Identifiable assets	486,467	64,659	551,126
Acquisitions of property and equipment	6,612	4,008	10,620
Depreciation and amortization	7,608	1,285	8,893

Three months ended March 31, 2005
Net sales	$120,265	$21,530	$141,795
Operating income	11,017	4,031	15,048
Acquisitions of property and equipment	6,630	2,043	8,673
Depreciation and amortization	7,073	877	7,950
Note 14 – Related Party Information
The Company leases an aircraft from N2T, Inc. (N2T), a corporation owned by Jim Jannard, Chairman of the Board of Oakley under which the Company is to make aggregate annual lease payments of $90,000, as well as bear all costs and expenses of operating and maintaining the aircraft. In January 2006, the Company entered into time sharing agreements with each of Mr. Jannard and certain entities owned or controlled by him in order for Mr. Jannard or those entities to share in the use of the aircraft. During the three months ended March 31, 2006 and 2005, the Company recognized approximately $0.2 million, and $0.5 million, net of retirements, respectively, in costs and expenses associated with the aircraft. In the quarter ended March 31, 2006, Mr. Jannard and his affiliates reimbursed the Company approximately $0.3 million for the Company’s operating costs related to use of this aircraft unrelated to the Company’s business.
Additionally, the Company has a trademark license agreement with a limited liability company that is wholly-owned by Mr. Jannard (the LLC). Pursuant to this agreement, the LLC has assigned to the Company its right to purchase a truck and trailer to travel the National Hot Rod Association (NHRA) circuit and to sell certain products at NHRA sanctioned events and has agreed to place Oakley’s logo in prominent places on the automobile and crew members’ uniforms.
The Company periodically incurs costs on Mr. Jannard’s behalf for various non-Oakley matters. Mr. Jannard has a deposit with the Company to prepay for any such items that is replenished on an ongoing basis as needed. At March 31, 2006 and December 31, 2005, the Company’s net liability to Mr. Jannard for such deposit was approximately $68,000 and $19,800, respectively.

Note 15 – New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS No. 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s overall results of operations and financial position.
Note 16 – Subsequent Events
In April 2006, the Company completed the previously announced acquisition of 100% of privately held OSA Holding, Inc. and its wholly owned retail subsidiary, The Optical Shop of Aspen (OSA). OSA currently has 14 optical retail stores located in Arizona, California, Colorado, Florida, New Mexico and Missouri, and will operate as a wholly owned subsidiary of Oakley, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.
Overview
Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include premium sunglasses, prescription eyewear, goggles, electronics, apparel and accessories, footwear and watches. In the United States, our products are distributed through a base of retail accounts that fluctuates between approximately 8,500 and 10,000 accounts, comprising approximately 15,000 to 17,000 locations depending on seasonality of summer and winter products. Oakley’s retail account base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow, skate, golf and motorcycle stores, sporting goods stores and department stores. The Company also operates 46 Oakley retail stores in the United States that offer a full range of Oakley products. Additionally, the Company owns Iacon, Inc., a sunglass retailing chain headquartered in Scottsdale, Arizona, with 108 sunglass specialty retail stores at March 31, 2006. The Company’s acquisition of Oliver Peoples in February 2006 includes two owned retail stores and three licensed stores. The Company also owns and operates nine international Oakley stores and licenses 12 additional international Oakley store locations.
Internationally, the Company sells its products through its wholly owned subsidiaries in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom. Additionally, in parts of the world not serviced by the Company or its subsidiaries, Oakley products are sold through distributors that possess local expertise. These distributors sell the Company’s products either exclusively or with complementary products and agree to comply with the marketing philosophy and practices of the Company.
Critical Accounting Policies
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates. The Company believes that the following discussion addresses the Company’s most significant accounting policies, which are important to aid in fully understanding and evaluating the Company’s reported financial results.
Revenue Recognition
The Company recognizes wholesale revenue when 1) merchandise is shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of sale, 2) there is evidence of a contractual arrangement, and 3) collection is reasonably assured. Revenue from the Company’s retail store operations is recognized upon purchase by customers at the point of sale. The Company also licenses to third parties the rights to certain intellectual property and other proprietary information and recognizes royalty revenue when earned. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and, historically, credit losses have been insignificant and within management’s expectations.

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
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. No impairments were recorded for the periods ended March 31, 2006 or 2005.
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

Warranties
The Company provides the following limited warranties against manufacturer’s defects on its products when purchased from an authorized dealer:
•	Apparel and Accessories – 30 days from date of purchase;

•	Electronics – 90 days from date of purchase;

•	Footwear – 90 days from date of purchase;

•	Goggles – 1 year from date of purchase; and

•	Prescription eyewear – 1 year from date of purchase;

•	Sunglasses – 1 year from date of purchase; and

•	Watches – 1 year from date of purchase.
The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period with proof of purchase from an authorized dealer. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product warranty rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.
Income Taxes
Current income tax expense is the amount of income taxes expected to be payable for the current year applying the provisions of the enacted tax laws. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At March 31, 2006, $2.8 million was accrued for such matters. Although not considered probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.
Insurance Coverage
The Company is partially self-insured for its workers’ compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability for claims incurred during the period of $2,398,500. The Company records a liability for the actuarially estimated cost of claims both reported, and incurred but not reported, based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as its actual experience dictates. A significant change in the number or dollar amount of claims or other actuarial assumptions could cause the Company to revise its estimate of potential losses and affect its reported results.

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
Results of Operations
Beginning in 2006, the Company has modified its previous practice of disclosing gross sales in multiple product categories to reporting net sales in three product categories. The optics category includes the Company’s sunglasses, prescription eyewear, goggles, electronics and eyewear-related accessories. The apparel, footwear and accessories category includes the company’s apparel, footwear, watches and accessories. The other category contains sales of eyewear brands not owned or licensed by the Company and sold through the Company’s specialty eyewear retail stores.
Three Months Ended March 31, 2006 and 2005
Net sales by product category
Net sales increased to $151.7 million for the three months ended March 31, 2006 from $141.8 million for the three months ended March 31, 2005, an increase of $9.9 million, or 7.0%.
Net sales from the Company’s optics category were $106.9 million for the three months ended March 31, 2006 compared to $95.2 million for the three months ended March 31, 2005, an increase of $11.7 million or 12.3%. The growth in optics reflects increased sales of sunglasses, including strong contributions from new sunglass styles and the launch of a new women’s line of sunglasses; incremental sales from the February 2006 acquisition of Oliver Peoples; and increased sales of goggles. These increases were partially offset by lower sales of electronics products compared to the first quarter of 2005 when the Company launched its first electronics product to international markets. In addition, the Company significantly increased provisions for sales returns and markdown allowances for electronics products during the quarter ended March 31, 2006. The optics category generated 70.5% of the Company’s total net sales during the quarter ended March 31, 2006 compared to 67.1% for the comparable 2005 period.
Net sales from the Company’s apparel, footwear and accessories category were $36.8 million for the three months ended March 31, 2006 compared to $40.3 million for the three months ended March 31, 2005, a decrease of $3.5 million or 8.7%. This decrease was anticipated as management previously announced plans to realign its apparel business and exit from a significant portion of its footwear business. The Company’s apparel, footwear and accessories category generated 24.2% of the Company’s total net sales during the quarter ended March 31, 2006 compared to 28.4% for the comparable 2005 period.

Net sales of the Company’s other products category increased 27.9% to $8.0 million in the first quarter of 2006 from $6.3 million in the first quarter of 2005, due in large part to the increase in the number of sunglass specialty stores operated by the Company. Other net sales generated 5.3% of the Company’s total net sales during the quarter ended March 31, 2006 compared to 4.4% for the comparable 2005 period.
Net sales by geographic region
The Company’s U.S. net sales increased $14.0 million, or 20.9%, to $81.1 million for the three months ended March 31, 2006, compared to $67.0 million for the three months ended March 31, 2005. U.S. net sales, excluding retail store operations, increased $6.3 million, or 13.8%, to $51.8 million for the three months ended March 31, 2006, compared to $45.5 million for the comparable 2005 period.
Net sales from the Company’s U.S. retail store operations, which include the Company’s e-commerce and telesales business, increased 36.3% to $29.3 million for the three months ended March 31, 2006, compared to $21.5 million for the three months ended March 31, 2005. Net sales from the Company’s retail stores reflect increases in comparable store sales (stores opened at least twelve months) for both Oakley and Iacon retail stores. During the first quarter of 2006, the Company opened two new Oakley stores and three Iacon stores bringing the totals to 46 Oakley stores and 108 Iacon stores at March 31, 2006 compared to 37 Oakley stores and 84 Iacon stores at March 31, 2005. The Company’s acquisition of Oliver Peoples in February 2006 includes two owned retail stores and three licensed stores.
During the three months ended March 31, 2006, the Company’s international net sales decreased 5.6%, or $4.2 million, to $70.6 million from $74.8 million for the comparable 2005 period. A stronger U.S. dollar relative to foreign currencies reduced reported international net sales growth by 3.6 percentage points, or $2.7 million. Net sales declined modestly in the Company’s EMEA (Europe, Middle East, and Africa) and Asia Pacific regions, partially offset by a slight increase in the Americas region. Weak sales in the Company’s electronics and apparel categories had a more pronounced impact in international markets and offset strong international sales of the Company’s sunglasses and goggles.
Gross profit
Gross profit decreased to $80.7 million for the three months ended March 31, 2006 from $81.6 million, for the three months ended March 31, 2005, a decrease of $0.9 million, or 1.1%. Gross margin, or gross profit as a percentage of net sales, decreased to 53.2% for the quarter ended March 31, 2006 from 57.5% in the comparable period. The decrease in gross profit reflects the unrealized loss from changes in fair value on the Company’s foreign currency derivatives of $1.2 million in the three months ended March 31, 2006 compared to an unrealized gain from changes in fair value of $4.0 million in the three months ended March 31, 2005. Gross margin excluding the impact of changes in the fair value of foreign currency derivatives is shown in the table below:

	Three months ended March 31,
	2006	2005
Gross margin excluding the impact of changes in the fair value of foreign currency derivatives	54.0%	54.7%
Gross margin excluding the impact of changes in the fair value of foreign currency derivatives decreased to 54.0% for the three months ended March 31, 2006 from 54.7% for the three months ended March 31, 2005 primarily due to increased provisions for sales returns and markdowns related to the Company’s electronics products of $1.8 million in the first quarter of 2006, as well as lower margins on the Company’s footwear products resulting from greater closeout sales. These factors were partially offset by increased margins on sunglasses, a favorable shift in sales towards optics products and the contribution from Oliver Peoples.

Operating expenses
Operating expenses for the three months ended March 31, 2006 increased to $77.8 million from $66.5 million for the three months ended March 31, 2005, an increase of $11.3 million, or 17.0%. As a percentage of net sales, operating expenses increased to 51.3% of net sales for the three months ended March 31, 2006 compared to 46.9% of net sales for the comparable period in 2005. The largest contributors to the increase in operating expenses were greater personnel and related benefit costs of $3.9 million and higher operating expenses of $2.5 million related to the Company’s expanded retail store operations. These increases were partially offset by the benefit of the strengthening of the U.S. dollar, compared to most other currencies in which the Company transacts business, which benefited first quarter 2006 operating expenses by $1.3 million. For the three months ended March 31, 2006, operating expenses included $9.7 million of expenses for the Company’s retail store operations, an increase of $2.5 million from $7.2 million for the three months ended March 31, 2005.
Research and development expenses increased $1.1 million to $5.0 million for the three months ended March 31, 2006 compared to $3.9 million for the comparable 2005 period. As a percentage of net sales, research and development expenses were 3.3% of net sales for the three months ended March 31, 2006 compared to 2.8% of net sales for the three months ended March 31, 2005. The increase in research and development expenses is primarily due to greater design personnel and related benefit costs of $0.7 million and $0.3 million of higher product design expenses related to the Company’s new product designs and accelerated product release schedule.
Selling expenses increased $4.8 million to $46.3 million, or 30.5% of net sales, for the three months ended March 31, 2006 from $41.5 million, or 29.3% of net sales, for the three months ended March 31, 2005. Retail selling expenses for the quarter ended March 31, 2006 increased $2.0 million over 2005, partially offset by an $0.8 million benefit from the strengthening of the U.S. dollar in international selling expenses. Excluding retail store operations, the greater selling expenses reflect increased marketing activities to support earlier introductions of 2006 sunglass styles, including the launch of the Company’s first women’s line of sunglasses, and the Company’s branding efforts during the 2006 Winter Olympics. The greatest contributors to increased selling expenses were $1.3 million for increased advertising and marketing expenses; $0.6 million in increased sales personnel and related benefit costs; $0.4 million for increased sales promotional expenses and $0.4 million for increased sports marketing expenses.
Shipping and warehousing expenses increased $0.2 million to $4.5 million for the three months ended March 31, 2006 from $4.3 million for the three months ended March 31, 2005. As a percentage of net sales, shipping expenses remained at 3.0% of net sales for the first quarters of 2006 and 2005.
General and administrative expenses increased $5.2 million to $22.0 million, or 14.5% of net sales, for the three months ended March 31, 2006, from $16.8 million, or 11.9% of net sales, for the three months ended March 31, 2005. The adoption of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R) contributed approximately $0.5 million to this increase along with increased retail store expenses of $0.5 million partially offset by a $0.3 million benefit from the strengthening U.S. dollar. In addition to increased retail operations and the effect of the adoption of SFAS 123R, expenses contributing to the increase in general and administrative expenses were $2.0 million in greater personnel and related benefit costs, including the recent appointments of several senior executive and staff positions; $0.9 million in greater professional fees and $0.6 million in increased amortization expense from intangible assets acquired as part of the acquisition of Oliver Peoples.

Operating income
The Company’s operating income decreased to $2.8 million, or 1.9% of net sales, for the three months ended March 31, 2006 from $15.0 million, or 10.6% of net sales for the comparable period in 2005, a decrease of $12.2 million or 81.2%.
Interest income, net
The Company’s net interest income remained relatively flat at $0.1 million for the three months ended March 31, 2006 and 2005 as the interest income earned on the Company’s cash balances and interest income charged to customers more than offset the Company’s interest expense paid on its outstanding working capital debt, its term loan and interest rate swap agreement for the three months ended March 31, 2006.
Income taxes
The Company recorded a provision for income taxes of $1.0 million for the three months ended March 31, 2006, compared to $5.1 million for the three months ended March 31, 2005. The Company’s effective tax rate for the three months ended March 31, 2006 was 35.0%, compared to 34.0% for the three months ended March 31, 2005. The increase in effective tax rate can be attributed to additional non-deductible amortization, the expiration of the research and development credit on December 31, 2005 and an increase in the Company’s blended state income tax rate.
During 2004, the Company was under audit by the IRS for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly-owned foreign subsidiaries. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company believes that its position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. The Company is continuing to protest this adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter. In the event that the Company does not prevail under protest, management expects that the adjustment should not have a material impact on the Company’s financial results because the Company has insurance in place which it believes will cover such adjustment and any associated expenses.
Net income
The Company’s net income decreased to $1.9 million for the three months ended March 31, 2006 from $10.0 million for the three months ended March 31, 2005, a decrease of $8.1 million or 80.9%.

Liquidity and Capital Resources
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $6.0 million for the three months ended March 31, 2006 compared to cash provided by operating activities of $3.9 million for the comparable period in 2005. The increase in cash provided by operating activities was primarily impacted by the change in the fair value of derivative instruments, the timing of receivables collections, timing of vendor payments, lower net income and increases in the Company’s inventory. At March 31, 2006, working capital was $206.6 million compared to $201.9 million at March 31, 2005, a 2.3% increase. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $98.7 million at March 31, 2006 compared to $99.4 million at December 31, 2005 and $95.1 million at March 31, 2005, with accounts receivable days outstanding at March 31, 2006 of 59 compared to 57 at December 31, 2005 and 60 at March 31, 2005. Inventories increased to $134.6 million at March 31, 2006 compared to $119.0 million at December 31, 2005 and $121.0 million at March 31, 2005. The increased inventory reflects the addition of Oliver Peoples, expanded Company-owned retail store operations and higher electronics and apparel inventories. Quarterly inventory turns were 2.1 at March 31, 2006, down from 2.4 at December 31, 2005 and up from 2.0 at March 31, 2005.
Acquisitions
In February 2006, the Company acquired privately-held Oliver Peoples, Inc., for approximately $51.7 million in cash, excluding transaction costs of approximately $1.0 million. Additional cash consideration will be due if Oliver Peoples achieves certain specified financial performance targets following the date of acquisition.
Credit Facilities
In August 2004, the Company amended its credit agreement with a bank syndicate. The amended credit agreement allows for borrowings up to $75.0 million and matures in September 2007. Borrowings under the line of credit are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (5.75% at March 31, 2006) or the Company’s primary bank’s prime lending rate minus 0.25% (7.50% at March 31, 2006). At March 31, 2006, the Company had $7.0 million outstanding under this credit facility. The amended credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. On January 18, 2006, the Company amended its credit agreement to allow the acquisition of Oliver Peoples to be excluded from the calculated maximum of permitted acquisitions during the term of the credit facilities. At March 31, 2006, the Company was in compliance with all restrictive covenants and financial ratios.
Certain of the Company’s subsidiaries have negotiated local lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 0.73% to 7.75%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 2.94% to 10.50%. The aggregate borrowing limit on the subsidiaries lines of credit and overdraft accounts is $31.9 million, of which $13.7 million was outstanding at March 31, 2006.
The Company has a real estate term loan that matures in September 2007. At March 31, 2006, the Company had an outstanding balance of $9.9 million under this term loan. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (5.82% at March 31, 2006). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of March 31, 2006, the fair value of the Company’s interest rate swap agreement was a loss of approximately $23,000.
Optical Shop of Aspen
In April 2006, the Company completed the acquisition of privately held Optical Shop of Aspen (see Note 16 in Notes to Unaudited Condensed Consolidated Financial Statements.) A substantial amount of the Company’s cash balance at March 31, 2006 was used to fund this acquisition.
Note Payable
The Company has a non-interest bearing note payable in the amount of $0.5 million, net of discounts, as of March 31, 2006, related to its acquisition of Iacon, Inc. Payment under the note is due in October 2006, with such payment contingent upon certain conditions.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2006 were $10.6 million, which included $4.0 million for retail store operations compared to retail store capital expenditures for the first quarter of 2005 of $2.0 million. As of March 31, 2006, the Company had commitments of approximately $1.8 million for future capital expenditures.
Stock Repurchase
In March 2005, the Company’s Board of Directors authorized the repurchase of $20.0 million of its common stock to occur from time to time as market conditions warrant. Under this program, as of March 31, 2006, the Company had purchased approximately 738,100 shares of its common stock at an aggregate cost of approximately $10.6 million, or an average cost of $14.33 per share. During the three months ended March 31, 2006, the Company repurchased approximately 279,400 shares at an average price of $15.13. As of March 31, 2006, approximately $9.4 million remains available for repurchase under the current authorization with total common shares outstanding of 69,002,000. The Company expects to remain active with its share repurchase program subject to favorable market conditions.
Cash Dividend
The Company paid cash dividends of approximately $18,000 to restricted shareholders whose shares vested during the quarter ended March 31, 2006. Any future dividends are at the discretion, and subject to the approval, of the Company’s Board of Directors and compliance with Washington corporate law.
Contractual Obligations and Commitments
The following table gives additional information related to the Company’s future obligations and commitments as of March 31, 2006:

		Apr. 1 -
	Total	Dec. 31, 2006	2007	2008	2009	2010	Thereafter
	Dollars in thousands
Lines of credit	$20,656	$20,656	$—	$—	$—	$—	$—
Long-term debt	9,871	1,140	8,731	—	—	—	—
Interest payable on contractual obligations	880	467	413	—	—	—	—
Note payable	500	500	—	—	—	—	—
Letters of credit	2,257	2,257	—	—	—	—	—
Operating leases	143,387	17,409	21,815	19,483	17,984	16,999	49,697
Endorsement contracts (1)	10,113	5,704	4,182	227	—	—	—
Product purchase commitments (2)	79,268	44,268	8,750	8,750	8,750	8,750	—
Capital expenditure purchase commitments	1,842	1,842	—	—	—	—	—

	$268,774	$94,243	$43,891	$28,460	$26,734	$25,749	$49,697

1)	The Company has entered into endorsement contracts with selected athletes and others who endorse the Company’s products. Under these contracts, the Company has agreed to pay certain incentives based on specific achievements in addition to minimum annual payments. The amounts listed above for endorsement contracts represent approximate amounts of minimum payments required under these contracts. Actual amounts paid under these contracts may differ than the amounts listed as a result of the conditional components of these obligations.

2)	Amounts listed for purchase obligations represent contractual agreements, letters of credit and open purchase orders for products or services to be incurred in the ordinary course of business, which are enforceable and legally binding and specify all significant terms.
The Company believes that existing capital, anticipated cash flow from operations, and existing or potential future credit facilities will be sufficient to meet operating needs and capital expenditures for at least the next twelve months.
Seasonality
Historically, the Company’s aggregate sales have been highest in the period from March to September, the period during which sunglass use is typically highest in the northern hemisphere. As a result, operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, sales of apparel, footwear and accessories, which generate gross profits at lower levels than do sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to the Company’s gross profit in the second quarter, which historically has been the highest of the year.
Inflation
The Company does not believe inflation has had a material impact on the Company’s operations in the past, although there can be no assurance that this will continue to be the case in the future.
GAAP and Non-GAAP Financial Measures
This document includes a discussion of “gross margin excluding the impact of changes in the fair value of foreign currency derivatives” which is a non-GAAP financial measure. Changes in the fair value of foreign currency derivatives are included in cost of goods sold. Such changes (gains or losses) are recorded based upon the impact of changes in foreign currency exchange rates on the value of the foreign currency derivatives, which the Company has purchased as part of its program to mitigate risks due to fluctuations in currency exchange rates. Gross margin excluding the impact of changes in the fair value of foreign currency derivatives is presented to provide investors information in addition to the GAAP measure, gross profit as a percentage of net sales, as the Company believes that this non-GAAP measure provides meaningful and useful information regarding the trends in product margins based on actual production costs, and excluding the non-cash gains and losses from changes in the fair value of foreign currency derivatives. Company management uses this information in reviewing product margins, in product pricing decisions and in analyzing product category profitability. However, the Company cautions investors to consider gross margin excluding the impact of changes in the fair value of foreign currency derivatives in addition to, not as a substitute for, gross profit presented in accordance with GAAP in the Company’s condensed consolidated statements of income as a percentage of net sales.

A reconciliation of gross margin excluding the impact of changes in the fair value of foreign currency derivatives to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows:
Reconciliation to Gross Profit:

		Change in fair	Excluding the impact
	Reported	value of foreign	of changes in the fair
	under	currency	value of foreign
	GAAP	derivatives	currency derivatives
	(in thousands, except for percentages)
Three months ended March 31, 2006
Net sales	$151,698		$151,698
Cost of goods sold	71,016	(1,165)	69,851

Gross profit	80,682		81,847
Gross margin %	53.2%		54.0%

Three months ended March 31, 2005
Net sales	$141,795		$141,795
Cost of goods sold	60,205	3,963	64,168

Gross profit	81,590		77,627
Gross margin %	57.5%		54.7%
Forward-Looking Statements
This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “forward-looking statements” and “safe harbor” provisions within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators and typically identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the sale of new product introductions; the Company’s ability to integrate and operate acquisitions; labor shortages, strikes, walkouts or other labor disruption; the Company’s ability to manage rapid growth; inventory risks related to the limited visibility of future orders associated with the Company’s “at once” production and fulfillment business model; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its customers; the ability to provide adequate fixturing to existing and future wholesale customers to meet anticipated needs and schedules; the dependence on optics sales to Luxottica Group S.p.A, which, as a major competitor, could materially alter or terminate its relationship with the Company; the Company’s ability to expand and grow its distribution channels and its own retail operations; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions which could continue to reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations; terrorist acts, or the threat thereof, which could adversely affect consumer confidence and spending, and could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate licensing arrangements without adversely affecting operations and the success of such initiatives; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of a product which could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters; the Company’s ability to identify and successfully execute cost control initiatives; the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products and other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2005 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Foreign currency - The Company has direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect receivables at future dates in the customers’ local currencies and purchase finished goods primarily in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward and option contracts.
The following is a summary of the Company’s foreign exchange contracts by currency at March 31, 2006:

	U.S. Dollar		Fair
	Equivalent	Maturity	Value (loss)
Exchange Contracts:
Australian dollar	$3,213	Apr. 2006 - Dec. 2006	$172
British pound	14,713	Apr. 2006 - Dec. 2006	1,133
Canadian dollar	10,254	Apr. 2006 - Dec. 2006	(85)
Euro	20,386	Apr. 2006 - Dec. 2006	607
Japanese yen	11,934	Apr. 2006 - Dec. 2006	1,412
South African rand	1,134	Jun. 2006 - Sep. 2006	(75)

	$61,634		$3,164

The Company uses, and plans to continue to use, foreign currency exchange contracts as part of its strategy to manage its exposure to foreign currency exchange rate fluctuations. These foreign currency exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, the Company may, for various reasons, decide to either expand or reduce the level of foreign currency exchange contracts it holds. Based upon the specific foreign currency contracts held at March 31, 2006, if the value of the U.S. dollar were to hypothetically decrease by 5% relative to the foreign currencies which the Company has hedged with foreign currency exchange contracts, the effect on gross profit and pre-tax income from the foreign currency exchange contracts would be a decrease of approximately $2.4 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S dollars at the same hypothetical rate.
The Company has exposure to credit losses in the event of nonperformance by counterparties to its exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. At March 31, 2006, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth in Note 10 in Notes to Unaudited Condensed Consolidated Financial Statements.
Interest Rates – The Company’s principal line of credit, with an outstanding balance of $7.0 million at March 31, 2006, bears interest at the Eurodollar Rate (LIBOR) plus 0.75% or the Company’s primary bank’s prime lending rate minus 0.25%. Based on the weighted average interest rate of 7.50% on the line of credit during the three months ended March 31, 2006, if interest rates on the line of credit were to hypothetically increase by 10.0%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, net income would be reduced by approximately $4,900 per year.
The Company’s long-term real estate loan, with a balance of $9.9 million outstanding at March 31, 2006, bears interest at the LIBOR plus 1.00%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company’s risk of fluctuations in the variable rate of this long-term debt. At March 31, 2006, the fair value of the Company’s interest rate swap agreement was a loss of approximately $23,000.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.) Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
In February 2006, Oakley completed the acquisition of privately-held Oliver Peoples, Inc., a designer, marketer, and seller of luxury eyewear. As a privately held company, Oliver Peoples did not have the controls around system security, segregation of duties, and technical accounting review that would be expected of a public company. Oakley believes, but can not guarantee, that it has mitigated these internal control weaknesses at Oliver Peoples by implementing a thorough financial review process over the results of this wholly owned subsidiary.
Other than the acquisition of Oliver Peoples, there have not been any changes in the Company’s internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.
Item 1A. Risk Factors
Information on risk factors is set forth in “Part I – Item 1A. Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. During the period covered by this report, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Repurchases of Equity Securities
The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2006.
The following table sets forth the purchases of its equity securities made by the Company and affiliated purchasers for the quarter ended March 31, 2006:

				(d)
	(a)			Approximate dollar
	Total		(c)	value of shares that
	number of	(b)	Total number of	may yet be
	shares	Average	shares purchased as	purchased under
	purchased	price paid	part of publicly	the program
Period	(1)	per share	announced program	(2)
Jan. 1 – 31, 2006	—	—	—	—
Feb. 1 – 28, 2006	256,900	$15.13	256,900	$9,764,000
Mar. 1 – 31, 2006	22,504	$15.15	22,504	$9,423,000

Total	279,404	$15.13	279,404	$9,423,000

1)	During the first quarter of 2006, the Company repurchased an aggregate of 279,404 shares at an average price per share of approximately $15.13 pursuant to the repurchase program that was publicly announced on March 15, 2005.

2)	In March 2005, the Company’s Board of Directors authorized the repurchase of $20.0 million of the Company’s common stock to occur from time to time as market conditions warrant.
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security-Holders
          None
Item 5. Other Information
          None

Item 6. Exhibits
          The following exhibits are included herein:
3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and Jim Jannard

10.2 (4)	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and RED.COM, INC.

10.3 (4)	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and Y, LLC.

10.4 (4)	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and X, LLC.

31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080).

(2)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Oakley, Inc.
May 9, 2006	/s/ D. Scott Olivet
D. Scott Olivet
Chief Executive Officer

May 9, 2006	/s/ Richard Shields
Richard Shields
Chief Financial Officer

Exhibit Index
3.1 (1)	Articles of Incorporation of the Company

3.2 (2)	Amendment No. 1 to the Articles of Incorporation as filed with the Secretary of State of the State of Washington on September 26, 1996

3.3 (3)	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company)

10.1 (4)	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and Jim Jannard

10.2 (4)	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and RED.COM, INC.

10.3 (4)	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and Y, LLC.

10.4 (4)	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and X, LLC.

31.1 (4)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration

No. 33-93080).

(2)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996.

(3)	Previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998.

(4)	Filed herewith.