Form 10-Q
period 2006-06-30
OAKLEY INC
filed 2006-08-09
CIK 946356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934
For the Transition Period From To

Commission File Number: 1-13848

Oakley, Inc.
(Exact name of registrant as specified in its charter)

Washington	95-3194947
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Icon Foothill Ranch, California (Address of principal executive offices)	92610 (Zip Code)

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2006 was 68,731,147.

Oakley, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$38,015	$82,157
Accounts receivable, less allowances of $15,242 (2006) and $10,639 (2005)	103,448	99,430
Inventories	145,701	119,035
Other receivables	5,827	4,656
Deferred income taxes	12,660	11,707
Income taxes receivable	996	3,059
Prepaid expenses and other current assets	10,565	14,132

Total current assets	317,212	334,176

Property and equipment, net	159,416	153,218
Deposits	2,373	2,197
Goodwill	60,413	27,146
Intangible assets	52,594	4,530
Other assets	1,331	447

Total assets	$593,339	$521,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$24,030	$11,349
Accounts payable	44,057	30,772
Accrued expenses and other current liabilities	50,737	36,173
Accrued warranty	3,143	3,068
Current portion of long-term debt	2,011	1,999

Total current liabilities	123,978	83,361

Deferred income taxes	20,807	8,156
Other long-term liabilities	2,512	260
Long-term debt, net of current portion	7,973	8,732

Total liabilities	155,270	100,509

Commitments and contingencies (Note 9)

Shareholders’ Equity
Preferred stock, par value $.01 per share	—	—
Common stock, par value $.01 per share, 200,000 shares authorized; 68,710 (2006) and 69,153 (2005) issued and outstanding	681	686
Additional paid-in capital	35,324	48,026
Deferred compensation	—	(6,082)
Retained earnings	391,111	371,333
Accumulated other comprehensive income	10,953	7,242

Total shareholders’ equity	438,069	421,205

Total liabilities and shareholders’ equity	$593,339	$521,714

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$203,583	$170,475	$355,282	$312,270
Cost of goods sold	88,824	63,644	159,840	123,849

Gross profit	114,759	106,831	195,442	188,421

Operating expenses:
Research and development	5,856	4,655	10,886	8,587
Selling	53,276	44,480	99,556	85,993
Shipping and warehousing	5,359	4,380	9,906	8,669
General and administrative	22,217	18,147	44,205	34,955

Total operating expenses	86,708	71,662	164,553	138,204

Operating income	28,051	35,169	30,889	50,217

Interest expense, net	559	83	461	24

Income before provision for income taxes	27,492	35,086	30,428	50,193
Provision for income taxes	9,622	11,045	10,650	16,181

Net income	$17,870	$24,041	$19,778	$34,012

Basic net income per common share	$0.26	$0.36	$0.29	$0.50

Basic weighted-average common shares	68,506	67,592	68,515	67,671

Diluted net income per common share	$0.26	$0.35	$0.29	$0.50

Diluted weighted-average common shares	69,163	68,361	69,115	68,359

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$17,870	$24,041	$19,778	$34,012

Other comprehensive income:
Net unrealized gains (losses) on derivative instruments, net of tax	(294)	(8)	(354)	128
Foreign currency translation adjustments	1,602	(1,243)	4,065	(4,188)

Other comprehensive income (loss)	1,308	(1,251)	3,711	(4,060)

Comprehensive income	$19,178	$22,790	$23,489	$29,952

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$19,778	$34,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,680	15,292
Amortization	2,320	662
Changes in fair value of derivative instruments	3,407	(9,512)
Provision for bad debts	562	1,030
Stock-based compensation expense	2,157	735
Loss (gain) on disposition of equipment	249	71
Deferred income taxes, net	(4,666)	(2,136)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	4,607	4,228
Inventories	(16,697)	(21,976)
Other receivables	(653)	161
Prepaid expenses and other current assets	4,614	(8)
Deposits	74	(259)
Accounts payable	8,875	(3,578)
Accrued expenses and other current liabilities	9,295	8,608
Accrued warranty	75	93
Income taxes payable/receivable	2,090	8,345

Net cash provided by operating activities	51,767	35,768

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(78,535)	(1,929)
Purchases of property and equipment	(19,696)	(17,764)
Proceeds from sales of property and equipment	65	1,059
Other assets	(341)	(820)

Net cash used in investing activities	(98,507)	(19,454)

Cash Flows from Financing Activities
Proceeds from bank borrowings	64,000	1,304
Repayment of bank borrowings	(54,305)	(7,002)
Payment of cash dividends	(18)	—
Exercise of stock options	1,959	8,400
Repurchase of common shares	(10,740)	(11,035)

Net cash provided by (used in) financing activities	896	(8,333)

Effect of exchange rate changes on cash	1,702	1,124

Net increase (decrease) in cash and cash equivalents	(44,142)	9,105
Cash and cash equivalents, beginning of period	82,157	51,738

Cash and cash equivalents, end of period	$38,015	$60,843

Supplemental cash flow information:
Cash paid for:
Interest	$1,481	$692

Income taxes (net of refunds received)	$7,622	$250

See accompanying notes to condensed consolidated financial statements.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oakley, Inc. and its subsidiaries (Oakley or the Company) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the footwear restructuring charges, necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation. The Company reclassified credit card fees incurred in connection with customer transactions at the Company’s retail stores and in direct sales operations from general and administrative expense into selling expense to be more consistent with industry practice of accounting for retail stores.
Note 2 — Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107, which establishes accounting for all awards of stock-based compensation to employees. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of each award, and is recognized as an expense over the requisite service period (generally the vesting period of the award). Prior to January 1, 2006, the Company accounted for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), under which no compensation expense is recognized for stock option awards granted with exercise prices equal to the fair market value on the date of grant. Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148).
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
The adoption of FAS 123R resulted in incremental stock-based compensation expense of $0.5 million for the three months ended June 30, 2006. The incremental stock-based compensation caused income before provision for income taxes to decrease by $0.5 million, net income to decrease by $0.3 million, with no change to basic or diluted earnings per share. For the six months ended June 30, 2006, the incremental

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
stock-based compensation was approximately $1.0 million and caused income before provision for income taxes to decrease by $1.0 million, net income to decrease by $0.6 million and basic and diluted earnings per share each to decrease by $0.01.
Total stock-based compensation expense recognized for the quarters ended June 30, 2006 and 2005 was $1.1 million, or $0.7 million net of tax, and $0.4 million, or $0.3 million net of tax, respectively, which consists of the impact of stock options and restricted stock awards. Total stock-based compensation expense recognized for the six months ended June 30, 2006 and 2005 was $2.1 million, or $1.4 million net of tax, and $0.7 million, or $0.5 million net of tax, respectively.
The following table illustrates the effects on net income and earnings per share for the three months and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for fiscal 2005 (in thousands, except per share amounts).

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$24,041	$34,012
Add: Stock-based employee compensation expense as reported, net of tax effects	301	493
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(556)	(902)

Pro forma	$23,786	$33,603

Basic net income per share:
As reported	$0.36	$0.50
Pro forma	$0.35	$0.50

Diluted net income per share:
As reported	$0.35	$0.50
Pro forma	$0.35	$0.49
The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.1 million and $3.6 million, respectively. Cash received from stock options exercised totaled $2.0 million and $8.6 million for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for stock-based compensation arrangements totaled $1.0 million and $1.3 million, respectively, for six months ended June 30, 2006 and 2005. The Company issues new shares upon option exercises or granting of restricted stock.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its Condensed Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the deferred tax asset (hypothetical and actual) recorded for stock compensation costs to be classified as financing cash flows. For the six months ended June 30, 2006, the excess tax benefits generated from stock option exercises were not significant.
The Company previously presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, the Company reclassified the balance in deferred compensation to additional paid in capital in the accompanying condensed consolidated balance sheet.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company estimates the grant date fair value of stock options using a binomial option-pricing model. In the fourth quarter of 2005, the Company evaluated the binomial model used to estimate the fair value of stock options in accordance with the original provisions of SFAS 123. The Company changed the methods it uses in estimating certain assumptions that affect the computation of the fair value of each option for all stock options granted after September 30, 2005. The expected volatility assumption was changed from being based solely on historical volatility to being based on a weighted average of historical and implied volatility from traded options on the Company’s stock as the Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The risk-free interest rate, previously based on the U.S. Treasury yield curve for periods equal to the expected term of the option, now derives implied forward rates from U.S. treasury zero-coupon issues. Yearly cash flows corresponding to each year of the contractual term of the option are then discounted by the resultant implied forward rate. Instead of using a single risk-free rate, this methodology matches an implied forward rate for each year with the corresponding cash flows within that year. The expected dividend yield was estimated based on historical experience and expected future changes. Actual future dividends, if any, are at the discretion, and subject to the approval, of the Company’s board of directors.
The binomial model also incorporates assumptions of expected stock option exercise behavior and expected cancellations of vested stock options due to employee terminations. The Company bases these assumptions on historical data and other available information. The expected life of stock options granted is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
The table below reflects the assumptions used to estimate the grant date fair value of stock options granted during the six months ended June 30, 2006 using the methodology described above, and stock options granted during the three and six months ended June 30, 2005 using the binomial model prior to the aforementioned changes in methodology:

	Six months ended
	June 30,
	2006	2005
Expected volatility	34.6%	40.3%
Expected term	6.5 years	5.5 years
Risk-free interest rate	5.0%	3.7%
Dividend yield	1.0%	1.2%
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $5.74 and $4.94, respectively.
Stock-based compensation expense recognized in the Company’s statement of income is based on the number of awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For periods prior to January 1, 2006, the Company’s pro forma information presented under SFAS 123 accounted for forfeitures as they occurred.
1995 Stock Incentive Plan
The Company’s Amended and Restated 1995 Stock Incentive Plan (the “Plan”) provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock shares, performance shares, stock appreciation rights and deferred stock to Company officers, employees,

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
advisors and consultants. The Compensation and Stock Option Committee of the Board of Directors administers the Plan and has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. In June 2006, the Company’s shareholders approved an amendment to the Plan increasing the number of shares reserved for issuance by 3,500,000 to a total of 12,212,000 shares. At June 30, 2006, approximately 3,571,000 shares were available for issuance pursuant to new stock option grants or other equity awards.
Stock Options
Under the Plan, stock options are granted at an exercise price equal to the quoted market price of the Company’s stock at the time of grant. These options vest over periods ranging from one to five years and expire ten years after the grant date. Stock option activity for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise	contractual
	Shares	price	term (years)
Outstanding at January 1, 2006	3,344,768	$13.58
Granted	917,315	$15.75
Exercised	(183,729)	$10.66
Forfeited/expired	(69,146)	$13.29

Outstanding at June 30, 2006	4,009,208	$14.21	6.9

Exercisable at June 30, 2006	2,097,092	$13.58	4.8

Additional information regarding options outstanding as of June 30, 2006 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	term (years)	Price	Exercisable	Price
$5.56 — 8.75	573,349	6.0	$8.10	404,215	$8.05
$9.06 — 11.00	395,187	3.4	$10.25	379,183	$10.26
$11.29 — 13.94	738,298	6.8	$12.57	398,685	$12.50
$14.00 — 16.81	1,365,178	8.5	$15.75	392,813	$15.89
$17.14 — 25.10	937,196	6.7	$18.67	522,196	$19.37
Unrecognized compensation expense related to stock options amounted to $6.6 million at June 30, 2006 and is expected to be recognized over a weighted-average period of 4.1 years. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $12.3 million and $8.2 million, respectively.
Restricted Stock
The Company also grants restricted stock awards under the Plan that entitles the holder to shares of common stock as the award vests. Recipients of restricted shares are entitled to cash dividends from the grant date upon vesting and to vote their respective shares throughout the restriction period.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock activity for the six months ended June 30, 2006 is as follows:

		Weighted
		average
		grant date
	Shares	fair value
Nonvested shares at January 1, 2006	520,318	$15.49
Granted	57,000	15.77
Vested	(107,695)	14.60
Forfeited	(1,875)	15.15

Nonvested shares at June 30, 2006	467,748	15.73

Unrecognized compensation expense related to restricted stock awards amounted to $5.8 million at June 30, 2006 and is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $1.6 million and $0.3 million, respectively.
Note 3 — Acquisitions
Oliver Peoples, Inc.
In February 2006, the Company completed the acquisition of privately held Oliver Peoples, Inc. (Oliver Peoples). Oliver Peoples designs, markets and sells luxury eyewear, primarily to wholesale accounts. The purchase price of approximately $53.2 million consisted of approximately $51.7 million in cash, approximately $1.0 million in transaction costs and approximately $0.5 million for estimated tax liabilities. Additional cash consideration of up to $3.0 million will be payable if Oliver Peoples achieves certain financial performance targets over specified periods following the date of acquisition. This additional consideration, if paid, will be accounted for as additional purchase price and will increase the amount of goodwill arising in the acquisition. This acquisition is expected to provide growth opportunities within the Company’s optics category and to complement its multi-branding strategy.
The assets and liabilities of Oliver Peoples were recorded at estimated fair value on the date of acquisition under the purchase method of accounting and have been included in the condensed consolidated statement of operations beginning on the effective date of the acquisition. The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Accounts receivable	$7,603
Inventory	5,278
Other current assets	2,132
Property and equipment	758
Goodwill	19,084
Identified intangible assets	36,000
Other assets	2,258

Total assets acquired	73,113

Current liabilities	6,220
Deferred tax liabilities	13,730

Total liabilities assumed	19,950

Net assets acquired	$53,163

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A professional independent third party appraisal was utilized to identify the intangible assets acquired as of the acquisition date. Intangible assets acquired included tradenames, customer relationships, a sub-licensing agreement, backorders and a non-solicitation agreement. The Oliver Peoples tradename was determined to have an indefinite life and accordingly, is not being amortized, but will be subject to periodic impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” All other acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from less than 1 year to 20 years.
The Optical Shop of Aspen
In April 2006, the Company completed the acquisition of privately held OSA Holding, Inc. and its wholly owned retail subsidiary, The Optical Shop of Aspen (OSA). OSA operates a chain of optical retail stores located in Arizona, California, Colorado, Florida, Kansas, Missouri and New Mexico. The purchase price of $30.4 million consisted of approximately $26.6 million in cash and approximately $0.8 million in transaction costs. An additional $3.0 million was held back for the payment of contingent indemnification obligations and is recorded as a liability on the condensed consolidated balance sheet at June 30, 2006. Up to $3.5 million in additional cash consideration will be payable if OSA achieves certain financial performance targets over specified periods following the date of acquisition. This additional consideration, if paid, will be accounted for as additional purchase price and will increase the amount of goodwill arising in the acquisition. The acquisition of OSA is expected to strengthen the Company’s retail capabilities in premium and luxury eyewear and to help build its prescription eyewear business.
The assets and liabilities of OSA were recorded at estimated fair value on the date of acquisition under the purchase method of accounting and have been included in the condensed consolidated statement of operations beginning on the effective date of the acquisition. The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Inventory	$3,987
Other current assets	977
Property and equipment	1,350
Goodwill	13,852
Identified intangible assets	13,700
Other assets	81

Total assets acquired	33,947

Current liabilities	3,533

Total liabilities assumed	3,533

Net assets acquired	$30,414

A professional independent third party appraisal was utilized to identify the intangible assets acquired as of the acquisition date. Intangible assets acquired included tradenames, customer relationships, a sub-licensing agreement, backorders and a non-solicitation agreement. The Optical Shop of Aspen tradename was determined to have an indefinite life and accordingly, is not being amortized. All other acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two years to ten years.
Supplemental Pro Forma Information
The financial information below summarizes the combined results of operations of the Company, Oliver Peoples and OSA, on a pro forma basis, as though each of the acquisitions had been completed as of the beginning of each period presented. This pro forma financial information is presented for information

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at such dates (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Pro forma net sales	$204,507	$185,069	$364,181	$337,732
Pro forma net income	17,513	24,835	15,897	34,587
Pro forma basic net income per share	$0.26	$0.37	$0.23	$0.51
Pro forma diluted net income per share	$0.25	$0.36	$0.23	$0.51
The pro forma results of operations include the results of the Company and the separate, pre-acquisition results of operations of Oliver Peoples and OSA. The pro forma results also include amortization of acquired intangible assets for the periods prior to the dates of acquisition. The pre-acquisition net losses of the acquired companies include transaction-related expenses incurred by the acquired companies prior to the acquisitions.
Note 4 — Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$27,444	$28,776
Finished goods	118,257	90,259

	$145,701	$119,035

Note 5 — Goodwill and Intangible Assets
Under SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or indefinite-lived intangible assets may be impaired. The Company evaluates definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As of June 30, 2006, no events have occurred which indicate that goodwill or intangible assets may be impaired. The components of the Company’s intangible assets are listed below (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets:
Covenants not to compete	$6,620	$4,035	$4,319	$3,450
Distribution rights	3,567	2,379	3,567	2,226
Patents	4,359	2,633	4,339	2,423
Customer relationships	13,900	292	—	—
Sub-licenses	1,300	54	—	—
Tradename	1,200	100	—	—
Other identified intangible assets	9,787	1,446	923	519

Total definite-lived assets	$40,733	$10,939	$13,148	$8,618

Indefinite-lived intangible assets:
Tradenames	$22,800

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets other than goodwill and indefinite-lived intangible assets are amortized by the Company using estimated useful lives ranging from less than 1 year to 20 years and no residual values. The weighted-average useful life of intangible assets is approximately 14.1 years. Intangible amortization expense for the three months ended June 30, 2006 and 2005 was approximately $1.4 million and $0.3 million, respectively. Intangible amortization expense for the six months ended June 30, 2006 and 2005 was approximately $2.3 million and $0.7 million, respectively, and is estimated to be, based on intangible assets at June 30, 2006, approximately $4.5 million for fiscal 2006. Estimated annual amortization expense, based on the Company’s intangible assets at June 30, 2006, is as follows (in thousands):

Estimated
Amortization
Expense
Fiscal 2007	$3,811
Fiscal 2008	2,970
Fiscal 2009	2,612
Fiscal 2010	2,333
Fiscal 2011	1,795
Changes in goodwill are as follows (in thousands):

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
Balance at December 31, 2005	$1,574	$—	$14,804	$10,768	$27,146
Additions / adjustments:
Goodwill additions	19,084	—	—	13,852	32,936
Changes due to foreign exchange rates	—	—	331	—	331

Balance at June 30, 2006	$20,658	$—	$15,135	$24,620	$60,413

Note 6 — Accrued Expenses and Other Current Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Accrued employee compensation and benefits	$19,393	$18,226
Derivative contracts	—	91
Other liabilities	31,344	17,856

Total accrued liabilities	$50,737	$36,173

Note 7 — Accrued Warranty
The Company provides the following limited warranties against manufacturer’s defects on its products when purchased from an authorized dealer:
•	Apparel and Accessories — 30 days from date of purchase;

•	Electronically-enabled eyewear — 90 days from date of purchase;

•	Footwear — 90 days from date of purchase;

•	Goggles — 1 year from date of purchase;

•	Prescription eyewear — 1 year from date of purchase;

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
•	Sunglasses — 1 year from date of purchase; and

•	Watches — 1 year from date of purchase.
The Company’s standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period with proof of purchase from an authorized dealer. The Company records a liability for product warranty costs based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results. Warranty liability activity was as follows (in thousands):

	Six months ended June 30,
	2006	2005
Warranty liability, beginning of period	$3,068	$3,107
Provisions for warranty expense	1,907	1,879
Warranty claims and expenses	(1,845)	(1,786)
Changes due to foreign currency translation	13	(26)

Warranty liability, end of period	$3,143	$3,174

Note 8 — Financing Arrangements
Line of Credit - The Third Amended and Restated Credit Agreement, as amended in August 2004, provides for borrowings of up to $75.0 million and matures in September 2007. Borrowings under the credit agreement are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (effectively 6.23% at June 30, 2006) or the Company’s primary bank’s prime lending rate minus 0.25% (effectively 7.75% at June 30, 2006). At June 30, 2006, the Company had $15.0 million outstanding under the credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. On January 18, 2006, the Company amended the credit agreement to allow the acquisition of Oliver Peoples to be excluded from the calculated maximum of permitted acquisitions during the term of the credit agreement. At June 30, 2006, the Company was in compliance with all restrictive covenants and financial ratio requirements of the credit agreement.
Certain of the Company’s subsidiaries have negotiated local lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 0.65% to 7.75%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 3.2% to 11.0%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts is $31.5 million, of which $9.0 million was outstanding at June 30, 2006.
Long-Term Debt - The Company has a real estate term loan that matures in September 2007. At June 30, 2006, the Company had an outstanding balance of $9.5 million under this term loan. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (effectively 6.23% at June 30, 2006). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of this term loan by fixing the interest rate over the term of the loan at 6.31%. As of June 30, 2006, the fair value of the Company’s interest rate swap agreement was a gain of approximately $19,000.
As of June 30, 2006, the Company also has a non-interest bearing note payable in the amount of $0.5 million, net of discounts, in connection with its acquisition of Iacon, Inc. (Iacon or Sunglass Icon™) in October 2001. Payment under the note is due in October 2006, with such payments contingent upon certain conditions.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9 — Commitments and Contingencies
Indemnities, Commitments and Guarantees - During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington, and routine guarantees between the Company and its subsidiaries. At June 30, 2006, the Company has outstanding letters of credit totaling $8.3 million for product purchases and as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2006, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.
Litigation - The Company is a party to various claims, complaints and litigation incidental to the Company’s business. Management believes the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.
The United Kingdom’s Office of Fair Trading (OFT) is in the process of conducting an investigation of an Oakley subsidiary for possible violations under the United Kingdom Competition Act of 1998. In November 2005, the OFT issued a Statement of Objections, alleging that the subsidiary wrongfully restricted resale prices for its sunglasses at one of its accounts. Oakley refutes the allegation; however, there can be no assurance that the Company’s position will prevail on this matter. In the event of an unfavorable outcome, the Company may be obligated to pay fines relating to its products sold. At this time the Company is unable to estimate its potential liability, if any. The Company believes that any liability for this matter will be immaterial.
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

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10 — Derivative Financial Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use derivative financial instruments in the form of foreign currency forward contracts and foreign currency option contracts. In addition, as part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of the Company’s ten-year real estate term loan.
The Company accounts for derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). All derivative instruments, whether designated as cash flow hedges or not, are recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.
Cash Flow Hedges
Certain of the Company’s foreign exchange contracts are designated as cash flow hedges. For all derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income. The gains or losses that arise under these derivatives are recognized in earnings in the period in which the hedged item is also recognized in earnings. Any gains or losses from the ineffective portion of the derivative are reported in earnings immediately. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $0.3 million of losses over the next twelve months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of an identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the six months ended June 30, 2006 and 2005, the Company recognized no gains or losses resulting from the expiration, sale, termination or exercise of derivatives designated as cash flow hedges.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is a summary of the foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) designated as cash flow hedges outstanding at June 30, 2006 (in thousands):

	U.S. Dollar		Fair
Currency	Equivalent	Maturity Dates	Value (Loss)
British pound	$10,531	Feb. 2007 - Dec. 2007	$(161)
Euro	5,711	Oct. 2006 - Jun. 2007	(121)
Japanese yen	12,689	Jan. 2007 - Mar. 2008	(196)

	$28,931		$(478)

Other Derivatives
In order to qualify for hedge accounting, SFAS 133 requires that the Company maintain specific documentation of each hedging transaction as discussed above. In 2005, the Company determined that its documentation related to foreign exchange contracts intended as cash flow hedges was insufficient to qualify these derivatives for designation as hedges for financial accounting purposes.
Derivatives not qualifying as hedges are recorded at fair value, and changes in the fair value of such derivatives are included in cost of goods sold in the consolidated statements of operations each period. For the six months ended June 30, 2006, losses of approximately $3.4 million resulting from changes in the fair value of such derivatives are included in cost of goods sold. The following is a summary of foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) not designated as hedges outstanding at June 30, 2006 (in thousands):

	U.S. Dollar		Fair
Currency	Equivalent	Maturity Dates	Value (Loss)
Australian dollar	$2,229	Jul. 2006 - Dec. 2006	$40
British pound	10,641	Jul. 2006 - Dec. 2006	186
Canadian dollar	6,586	Jul. 2006 - Dec. 2006	(82)
Euro	14,358	Jul. 2006 - Dec. 2006	(59)
Japanese yen	8,301	Jul. 2006 - Dec. 2006	780
South African rand	560	Sep. 2006	57

	$42,675		$922

The Company has exposure to credit losses in the event of nonperformance by counterparties to its derivative contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative contracts are executed with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the derivative contracts subject to credit risk but monitors the credit standing of the counterparties.
Note 11 — Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares vested and outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding, including non-vested restricted shares, and the dilutive effect of potential common shares outstanding.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A reconciliation of the numerators and denominators of the basic and diluted net income per share is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$17,870	$24,041	$19,778	$34,012

Weighted average number of common shares:
Basic	68,506	67,592	68,515	67,671
Effect of dilutive securities	657	769	600	688

Diluted	69,163	68,361	69,115	68,359

Net income per share:
Basic	$0.26	$0.36	$0.29	$0.50
Effect of dilutive securities	—	(0.01)	—	—

Diluted	$0.26	$0.35	$0.29	$0.50

For the three months ended June 30, 2006 and 2005, stock options of 937,000 and 1,122,000, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive. For the six months ended June 30, 2006 and 2005, stock options of 1,166,000 and 1,203,000, respectively, were excluded because their effect would be antidilutive.
Note 12 — Comprehensive Income
Comprehensive income represents the results of operations adjusted to reflect all items recognized under generally accepted accounting principles as components of comprehensive earnings. The components of comprehensive income include the Company’s net income, unrealized gains and losses on derivative financial instruments designated as cash flow hedges and foreign currency translation adjustments.
The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Unrealized gains (losses) on derivative financial instruments	$(412)	$(58)
Foreign currency translation adjustments	11,365	7,300

Accumulated other comprehensive income	$10,953	$7,242

Note 13 — Segment Information
The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally. The U.S. retail segment reflects operations of the Company-owned specialty retail stores, including the Sunglass Icon, OSA and Oliver Peoples retail stores, located throughout the United States and its territories and in the Ontario province of Canada, and the Company’s e-commerce and telesales business. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates segment performance and allocates resources to segments based on net sales and operating income, which represents income before

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
interest and income taxes. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.
Financial information for the Company’s reportable segments is as follows (in thousands):

	Wholesale	U.S. Retail	Consolidated
Three months ended June 30, 2006:
Net sales	$158,159	$45,424	$203,583
Operating income	18,902	9,149	28,051
Acquisitions of property and equipment	5,023	4,053	9,076
Depreciation and amortization	7,331	1,776	9,107

Three months ended June 30, 2005:
Net sales	$139,923	$30,552	$170,475
Operating income	28,296	6,873	35,169
Acquisitions of property and equipment	6,726	2,365	9,091
Depreciation and amortization	7,061	943	8,004

Six months ended June 30, 2006:
Net sales	$280,521	$74,761	$355,282
Operating income	16,569	14,320	30,889
Acquisitions of property and equipment	11,635	8,061	19,696
Depreciation and amortization	14,939	3,061	18,000

Six months ended June 30, 2005:
Net sales	$260,188	$52,082	$312,270
Operating income	39,313	10,904	50,217
Acquisitions of property and equipment	13,356	4,408	17,764
Depreciation and amortization	14,134	1,820	15,954

Identifiable assets as of June 30, 2006	$487,054	$106,285	$593,339
Identifiable assets as of December 31, 2005	461,890	59,824	521,714
Note 14 - Footwear Restructuring Plan
In June 2006, the Company approved a restructuring plan, under which the Company will restructure a significant portion of its footwear business. The restructuring will include the discontinuance of the Company’s lifestyle footwear products. Under this restructuring plan, the Company expects to concentrate its footwear sales efforts principally on key accounts served by the Company’s internal sales force and to narrow its footwear reseller base.
During the three months ended June 30, 2006, the Company recorded charges totaling $3.3 million under the footwear restructuring plan. These amounts included charges of approximately $1.8 million for estimated sales returns and markdown allowances, which are included in net sales. Additional charges of approximately $1.3 million for write-downs of inventories and footwear-specific tooling, displays and equipment are included in cost of goods sold. The remainder of the charges (approximately $0.1 million) is included in operating expenses.
The Company expects to complete the footwear restructuring during fiscal 2006, and expects to take additional charges totaling approximately $3.0 million in connection therewith.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 15 — Related Party Information
The Company leases an aircraft from N2T, Inc. (N2T), a corporation owned by Jim Jannard, Chairman of the Board of Oakley under which the Company is to make aggregate annual lease payments of $90,000, as well as bear all costs and expenses of operating and maintaining the aircraft. In January 2006, the Company entered into time sharing agreements with each of Mr. Jannard and certain entities owned or controlled by him in order for Mr. Jannard or those entities to share in the use of the aircraft. During the three and six months ended June 30, 2006, Mr. Jannard and his affiliates reimbursed the Company approximately $0.3 million and $0.7 million, respectively, for operating costs related to use of this aircraft unrelated to the Company’s business. During the three months ended June 30, 2006 and 2005, the Company recognized approximately $0.2 million, and $0.6 million, net of reimbursements, respectively, in costs and expenses associated with the aircraft. For the six months ended June 30, 2006 and 2005, the Company recognized approximately $0.4 million, and $1.0 million, net of reimbursements, respectively, in costs and expenses associated with the aircraft.
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
The Company periodically incurs costs on Mr. Jannard’s behalf for various non-Oakley matters. Mr. Jannard has a deposit with the Company to prepay for any such items that is replenished on an ongoing basis as needed. The Company’s liability to Mr. Jannard for amounts paid to the Company in excess of the actual costs incurred on Mr. Jannard’s behalf is included in accrued expenses and other current liabilities on the consolidated balance sheet. At June 30, 2006 and December 31, 2005, the Company’s net liability to Mr. Jannard for such deposit was approximately $148,700 and $19,800, respectively.
Note 16 — New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS No. 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated results of operations and financial position.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company must adopt FIN 48 as of the beginning of fiscal year 2007. The Company is currently evaluating the impact, if any, of the adoption of FIN 48 on its consolidated results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes the operations of Oakley, Inc. and its subsidiaries for each of the periods discussed.
Overview
Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include premium sunglasses, prescription eyewear, goggles, electronically-enabled eyewear, apparel and accessories, footwear and watches. In the United States, our products are distributed through a base of retail accounts that fluctuates between approximately 8,500 and 10,000 accounts, comprising approximately 15,000 to 17,000 locations depending on seasonality. Oakley’s retail account base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow, skate, golf and motorcycle stores, sporting goods stores and department stores.
The Company operates 49 Oakley retail stores in the United States that offer a full range of Oakley products. Additionally, the Company operates Sunglass Icon, a sunglass retailing chain headquartered in Scottsdale, Arizona, with 113 sunglass specialty retail stores at June 30, 2006. The Oliver Peoples subsidiary operates two owned and three licensed retail stores. The Company acquired The Optical Shop of Aspen (OSA) in April 2006. As of August 1, 2006, OSA operated 18 luxury retail stores. The Company also owns and operates nine international Oakley stores and licenses 13 additional international Oakley store locations. The Company’s optical labs in the United States, Japan and Ireland provide prescription eyewear products.
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
Recent Developments
Acquisitions
In February 2006, the Company completed the acquisition of privately held Oliver Peoples. Oliver Peoples designs, markets and sells luxury eyewear, primarily to wholesale accounts. In April 2006, the Company completed the acquisition of privately held OSA Holding, Inc. and its wholly owned retail subsidiary, OSA. As of August 1, 2006, OSA operated 18 optical retail stores. The acquisitions are expected to strengthen the Company’s capabilities in premium and luxury eyewear, provide growth opportunities within the optics category and complement the Company’s multi-branding strategy.
Footwear Restructuring Plan
In June 2006, the Company approved a restructuring plan, under which the Company will restructure a significant portion of its footwear business. The restructuring will include the discontinuance of the Company’s lifestyle footwear products. Under this restructuring plan, the Company expects to concentrate its footwear sales efforts principally on key accounts served by the Company’s internal sales force and to narrow its footwear reseller base.
During the three months ended June 30, 2006, the Company recorded charges totaling $3.3 million under the footwear restructuring plan. These amounts included charges of approximately $1.8 million for estimated sales returns and markdown allowances, which are included in net sales. Additional charges of approximately $1.3 million for write-downs of inventories and footwear-specific tooling, displays and equipment are included in cost of goods sold. The remainder of the charges (approximately $0.1 million) is included in operating expenses.
The Company expects to complete the footwear restructuring during fiscal 2006, and expects to take additional charges totaling approximately $3.0 million in connection therewith.
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
Revenue Recognition
The Company recognizes wholesale revenue when the following criteria are met: (1) there is persuasive evidence of an arrangement with the customer; (2) the sales price is fixed or determinable; (3) merchandise is shipped and title and risk of loss have passed to the customer in accordance with the terms of sale; and (4) collection of the sales price is reasonably assured. Revenue from the Company’s retail operations is recognized upon purchase by customers at the point of sale. The Company also licenses to third parties the rights to certain intellectual property and other proprietary information and recognizes royalty revenue when earned. Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and, historically, credit losses have been insignificant and within management’s expectations.
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
Inventory Sale and Purchase Transactions with the Same Third Party
In certain cases, in the electronically-enabled eyewear category, the Company sells eyewear components to a third party electronics vendor and subsequently purchases finished goods from the same electronics vendor which contain such eyewear components.
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
Finished goods purchased by the Company from the electronics vendor are placed into inventory at cost, calculated as the invoice value from the electronics vendor less the Company’s margin on the sale of the related eyewear components to such vendor. The Company recognizes the sale of the finished goods, and relieves related inventory, when such finished goods are sold by the Company to its wholesale or retail customers.
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
Derivative Financial Instruments
The Company designates its derivatives based upon the criteria established by SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain hedging Activities — an amendment of SFAS 133” (SFAS 138) and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.
For derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income. The gains or losses that arise under these derivatives are recognized in earnings in the period in which the hedged item is also recognized in earnings. Any gains or losses from the ineffective portion of the derivative are reported in earnings immediately. Derivatives not designated as cash flow hedges are recorded at fair value, and changes in the fair value of such derivatives are included in cost of goods sold each period.
Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets.
Goodwill
In accordance with SFAS No. 142, “Goodwill and Intangible Assets” (SFAS 142), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also tested in the event of an impairment indicator. As required by SFAS 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.
Warranties
The Company provides limited warranties against manufacturer’s defects under which the Company will repair or replace defective product returned to the Company during the warranty period with proof of purchase from an authorized dealer. The Company records a liability for product warranty costs based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product warranty rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company’s operating results.
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
The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not considered probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company believes the ultimate resolution of tax issues for all open tax periods will not have a materially adverse effect upon its results of operations or financial condition.
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
Results of Operations
Beginning in 2006, the Company reports net sales in three product categories — optics; apparel, footwear and accessories (AFA); and other. Previously, the Company reported gross sales in multiple product categories. The optics category includes the Company’s sunglasses, prescription eyewear, goggles, electronically-enabled eyewear and eyewear-related accessories. The AFA category includes the Company’s apparel, footwear, watches and accessories. The other category contains sales of eyewear brands not owned or licensed by the Company and sold through the Company’s specialty eyewear retail stores.
Three Months Ended June 30, 2006 and 2005
Net sales by product category
Net sales increased to $203.6 million for the three months ended June 30, 2006 from $170.5 million for the three months ended June 30, 2005, an increase of $33.1 million, or 19.4%.
Net sales from the Company’s optics category were $158.5 million for the three months ended June 30, 2006 compared to $131.1 million for the three months ended June 30, 2005, an increase of $27.4 million or 20.9%. The increase in net sales reflects the sales contribution of the businesses acquired in 2006, which represented approximately 50% of the increase in optics category sales. The growth in optics also reflects increased sales of sunglasses, including strong contributions from new sunglass styles and the launch of a new women’s line of sunglasses, and a strong contribution from the prescription eyewear business. These increases were partially offset by a decline in electronically-enabled eyewear products compared to the second quarter of 2005. The optics category generated 77.8% of the Company’s total net sales during the quarter ended June 30, 2006 compared to 76.9% for the comparable 2005 period.
Net sales from the Company’s AFA category were $30.5 million for the three months ended June 30, 2006 compared to $29.8 million for the three months ended June 30, 2005, an increase of $0.7 million or 2.5%. This increase resulted from greater apparel sales offset by declines in watches and footwear. The Company experienced late deliveries of its spring apparel line which the Company believes shifted some apparel sales from the first quarter into the second quarter of 2006. This also resulted in higher order cancellations in the U.S. market and lower apparel gross margins as the Company adjusted its pricing to accelerate the sell through of its spring apparel line. During the quarter ended June 30, 2006, the Company recorded charges of $1.8 million for returns and discounts related to the previously announced restructuring of the Company’s footwear business. The Company’s AFA category generated 15.0% of the Company’s total net sales during the quarter ended June 30, 2006 compared to 17.5% for the comparable 2005 period.
Net sales of the Company’s other products category increased 52.6% to $14.6 million in the second quarter of 2006 from $9.5 million in the second quarter of 2005. The increase reflects the sales contribution of the businesses acquired in 2006, which represented approximately 68% of the increase in other category sales, and the increase in the number of sunglass and optical specialty stores operated by the Company. Other net sales generated 7.1% of the Company’s total net sales during the quarter ended June 30, 2006 compared to 5.6% for the comparable 2005 period.

Net sales by geographic region
The Company’s U.S. net sales increased $23.5 million, or 24.3%, to $119.9 million for the three months ended June 30, 2006, compared to $96.4 million for the three months ended June 30, 2005. U.S. net sales, excluding retail operations, increased $8.5 million, or 13.0%, to $74.4 million for the three months ended June 30, 2006, compared to $65.9 million for the comparable 2005 period.
Net sales from the Company’s U.S. retail operations, which include the Company’s e-commerce and telesales business, increased 48.7% to $45.4 million for the three months ended June 30, 2006, compared to $30.6 million for the three months ended June 30, 2005. Net sales from the Company’s retail stores reflect increases in comparable store sales (stores opened at least twelve months) for both Oakley and Sunglass Icon retail stores and the addition of Oliver Peoples and OSA retail stores. During the second quarter of 2006, the Company opened three new Oakley stores and added five Sunglass Icon stores bringing the totals to 49 Oakley stores and 113 Sunglass Icon stores at June 30, 2006 compared to 39 Oakley stores and 92 Sunglass Icon stores at June 30, 2005.
During the three months ended June 30, 2006, the Company’s international net sales increased 13.0%, or $9.6 million, to $83.7 million from $74.1 million for the comparable 2005 period. A weaker U.S. dollar relative to foreign currencies increased reported international net sales growth by 1.2 percentage points, or $0.8 million. The Company’s EMEA (Europe, Middle East, and Africa) region experienced substantial growth in the optics category, partially offset by a decrease in AFA net sales. The Americas (non-U.S.) region reported significant sales growth in the AFA category and, to a lesser extent, in the optics category. The Asia Pacific region generated reduced net sales in the optics and AFA categories due to slower optics sales in Japan, as a result of the delayed release of new styles, and the effect of sales discounts recorded in connection with the footwear restructuring.
Gross profit
Gross profit increased to $114.8 million for the three months ended June 30, 2006 from $106.8 million, for the three months ended June 30, 2005, an increase of $8.0 million, or 7.4%. Gross margin, or gross profit as a percentage of net sales, decreased to 56.4% for the quarter ended June 30, 2006 from 62.7% in the comparable period. Gross profit for the three months ended June 30, 2006 was adversely affected by unrealized losses from changes in the fair value of the Company’s foreign currency derivatives of $2.2 million, compared to unrealized gains of $5.4 million in the three months ended June 30, 2005. The decrease in gross profit also reflects $3.2 million of charges recorded in the three months ended June 30, 2006 related to the footwear restructuring discussed above.
Non-GAAP gross margin is a non-GAAP financial measure which differs from gross profit as a percentage of net sales calculated in accordance with GAAP by excluding the footwear restructuring charges and changes in the fair value of foreign currency derivatives. Non-GAAP gross margin decreased to 58.5% for the three months ended June 30, 2006 from 59.5% for the three months ended June 30, 2005 primarily due to increased markdowns to accelerate the disposal of out of season inventory, increased inventory reserves and increased provisions for sales returns and discounts. These factors were partially offset by the favorable impact of improved sales mix in the retail channel and the optics category which generate a relatively higher gross profit as a percentage of net sales. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Non-GAAP Financial Measures,” included in this report.
Operating expenses
Operating expenses for the three months ended June 30, 2006 increased to $86.7 million from $71.7 million for the three months ended June 30, 2005, an increase of $15.0 million, or 21.0%. As a percentage of net sales, operating expenses increased to 42.6% of net sales for the three months ended June 30, 2006 compared to 42.0% of net sales for the comparable period in 2005. The largest contributors to the increase in operating expenses were greater personnel and related benefit costs of $4.6 million and higher operating expenses of $4.7 million related to the Company’s expanded retail operations. For the three months ended June 30, 2006, operating expenses included $13.2 million of expenses for the Company’s retail operations, an increase of $4.7 million from $8.5 million for the three months ended June 30, 2005.
Research and development expenses increased $1.2 million to $5.9 million for the three months ended June 30, 2006 compared to $4.7 million for the comparable 2005 period. As a percentage of net sales, research and development expenses were 2.9% of net sales for the three months ended June 30, 2006 compared to 2.7% of net sales for the three months ended June 30, 2005. The increase in research and development expenses is primarily due to increased design personnel costs and related benefits of $1.0 million.
Selling expenses increased $8.8 million to $53.3 million, or 26.2% of net sales, for the three months ended June 30, 2006 from $44.5 million, or 26.1% of net sales, for the three months ended June 30, 2005. Retail selling expenses for the quarter ended June 30, 2006 increased $3.3 million over the comparable 2005 period. Excluding retail operations, the greater selling expenses reflect increased marketing activities to support earlier introductions of 2006 sunglass styles, including the launch of the Company’s first women’s line of sunglasses and increased sales commissions. The greatest contributors to increased selling expenses were $1.8 million for increased advertising and marketing expenses; $1.4 million for increased sales commissions; $0.8 million in increased sales personnel costs and related benefits; and $0.7 million for increased trade show and travel expenses.
Shipping and warehousing expenses increased $1.0 million to $5.4 million for the three months ended June 30, 2006 from $4.4 million for the three months ended June 30, 2005 primarily due to $0.9 million in costs associated with the relocation of the Company’s European optics warehouse from France to the Company’s third party logistic facility in the Netherlands. As a percentage of net sales, shipping expenses remained at 2.6% of net sales for the quarter ended June 30, 2006 and 2005.
General and administrative expenses increased $4.1 million to $22.2 million, or 10.9% of net sales, for the three months ended June 30, 2006, from $18.1 million, or 10.6% of net sales, for the three months ended June 30, 2005. The change in general and administrative expenses includes a $0.5 million increase in stock compensation expense resulting from the adoption of SFAS 123R along with increased retail store expenses of $1.3 million. Other factors contributing to the increase in general and administrative expenses were $2.0 million in greater personnel and related benefit costs, including filling certain senior executive and staff positions and $0.7 million in increased amortization of intangible assets related to the businesses acquired in 2006. These increases were partially offset by $0.5 million in settlement payments received during the 2006 quarter and a $0.5 million decrease in bad debt expense.
Operating income
The Company’s operating income decreased to $28.1 million, or 13.8% of net sales, for the three months ended June 30, 2006 from $35.2 million, or 20.6% of net sales for the comparable period in 2005, a decrease of $7.1 million or 20.2% due to the various factors discussed above.
Interest expense, net
The Company’s net interest expense increased to $0.6 million for the three months ended June 30, 2006 from $0.1 million in the comparable 2005 period primarily due to higher outstanding borrowings on the Company’s line of credit and, to a lesser extent, higher interest rates on variable-rate borrowings.

Income taxes
The Company recorded a provision for income taxes of $9.6 million for the three months ended June 30, 2006, compared to $11.0 million for the three months ended June 30, 2005. The Company’s effective tax rate for the three months ended June 30, 2006 was 35.0%, compared to 31.5% for the three months ended June 30, 2005. The increase in the effective tax rate reflects a benefit included in the three months ended June 30, 2005 from an income tax refund of approximately $0.8 million related to amended prior period state income tax returns. The increase also reflects the effect of non-deductible stock compensation expense related to incentive stock options.
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
Net income
The Company’s net income decreased to $17.9 million for the three months ended June 30, 2006 from $24.0 million for the three months ended June 30, 2005, a decrease of $6.1 million or 25.7%.
Six Months Ended June 30, 2006 and 2005
Net sales by product category
Net sales increased to $355.3 million for the six months ended June 30, 2006 from $312.3 million for the six months ended June 30, 2005, an increase of $43.0 million, or 13.8%.
Net sales from the Company’s optics category were $265.4 million for the six months ended June 30, 2006 compared to $226.3 million for the six months ended June 30, 2005, an increase of $39.1 million or 17.3%. The increase in net sales reflects the sales contribution of the businesses acquired in 2006, which represented approximately 54% of the increase in optics category sales. The growth in optics also reflects increased sales of sunglasses, including strong contributions from new sunglass styles and the launch of a new women’s line of sunglasses, and increased sales of the Company’s prescription eyewear styles. These increases were partially offset by lower sales of electronically-enabled eyewear products for the six months ended June 30, 2006 compared to the comparable 2005 period. Additionally, the Company increased provisions for sales returns and markdown allowances for electronically-enabled eyewear products during the six months ended June 30, 2006. The optics category generated 74.7% of the Company’s total net sales during the quarter ended June 30, 2006 compared to 72.5% for the comparable 2005 period.
Net sales from the Company’s AFA category were $67.3 million for the six months ended June 30, 2006 compared to $70.1 million for the six months ended June 30, 2005, a decrease of $2.8 million or 4.0%. This decrease was anticipated as management previously announced plans to realign its apparel business and exit from a significant portion of its footwear business. During the six months ended June 30, 2006, the Company recorded charges of $1.8 million for returns and discounts related to the previously announced restructuring of the Company’s footwear business. Additionally, the Company experienced late deliveries of its spring apparel line which resulted in higher order cancellations in the U.S. market and lower apparel gross margins as the Company adjusted its pricing to accelerate the sell through of its spring apparel line. The Company’s AFA category generated 18.9% of the Company’s total net sales during the quarter ended June 30, 2006 compared to 22.5% for the comparable 2005 period.
Net sales of the Company’s other products category increased 42.8% to $22.6 million in the first quarter of 2006 from $15.8 million in the first half of 2005. The increase reflects the sales contribution of the businesses acquired in 2006, which represented approximately 50% of the increase in other category sales and the increase in the number of sunglass and optical specialty stores operated by the Company. Other net sales generated 6.4% of the Company’s total net sales during the six months ended June 30, 2006 compared to 5.1% for the comparable 2005 period.
Net sales by geographic region
The Company’s U.S. net sales increased $37.5 million, or 22.9%, to $200.9 million for the six months ended June 30, 2006, compared to $163.4 million for the six months ended June 30, 2005. U.S. net sales, excluding retail operations, increased $14.8 million, or 13.3%, to $126.2 million for the six months ended June 30, 2006, compared to $111.4 million for the comparable 2005 period.
Net sales from the Company’s U.S. retail operations, which include the Company’s e-commerce and telesales business, increased 43.5% to $74.8 million for the six months ended June 30, 2006, compared to $52.1 million for the six months ended June 30, 2005. Net sales from the Company’s retail stores reflect increases in comparable store sales (stores opened at least twelve months) for both Oakley and Sunglass Icon retail stores. During the first half of 2006, the Company opened five new Oakley stores and added 8 Sunglass Icon stores bringing the totals to 49 Oakley stores and 113 Sunglass Icon stores at June 30, 2006 compared to 39 Oakley stores and 92 Sunglass Icon stores at June 30, 2005. The Company’s acquisition of Oliver Peoples in February 2006 includes two owned and three licensed retail stores. As of August 1, 2006, OSA operated 18 owned luxury retail stores.
During the six months ended June 30, 2006, the Company’s international net sales increased 3.7%, or $5.5 million, to $154.4 million from $148.8 million for the comparable 2005 period. A stronger U.S. dollar relative to foreign currencies reduced reported international net sales growth by 1.3 percentage points, or $1.9 million. The Company’s EMEA (Europe, Middle East, and Africa) and Asia Pacific regions experienced growth in the optics category, partially offset by decreases in electronically-enabled eyewear and in AFA net sales. The Americas (non-U.S.) region reported significant growth in optics and AFA. The Asia Pacific region experienced a decline in its optics and AFA net sales, primarily due to lower sales of electronically-enabled eyewear products and the effect of sales discounts recorded in connection with the footwear restructuring.
Gross profit
Gross profit increased to $195.4 million for the six months ended June 30, 2006 from $188.4 million, for the six months ended June 30, 2005, an increase of $0.7 million, or 3.7%. Gross margin, or gross profit as a percentage of net sales, decreased to 55.0% for the six months ended June 30, 2006 from 60.3% in the comparable period. The decrease in gross profit includes $3.2 million of expenses related to the footwear restructuring recorded during the second quarter of 2006 and reflects the unrealized loss from changes in fair value on the Company’s foreign currency derivatives of $3.4 million in the six months ended June 30, 2006 compared to an unrealized gain from changes in fair value of $9.4 million in the six months ended June 30, 2005.

Non-GAAP gross margin is a non-GAAP financial measure which differs from gross profit as a percentage of net sales calculated in accordance with GAAP by excluding the footwear restructuring charges and changes in the fair value of foreign currency derivatives. Non-GAAP gross margin decreased to 56.6% for the six months ended June 30, 2006 from 57.3% for the six months ended June 30, 2005 primarily due to increased provisions for sales returns and markdowns related to the Company’s electronically-enabled eyewear products of $3.1 million in the first six months of 2006, as well as lower margins on the Company’s apparel and footwear products resulting from the disposal of out of season inventory. These factors were partially offset by a favorable shift in sales towards optics products and the contribution to gross profit from the businesses acquired in 2006. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Non-GAAP Financial Measures,” included in this report.
Operating expenses
Operating expenses for the six months ended June 30, 2006 increased to $164.6 million from $138.2 million for the six months ended June 30, 2005, an increase of $26.4 million, or 19.1%. As a percentage of net sales, operating expenses increased to 46.3% of net sales for the six months ended June 30, 2006 compared to 44.3% of net sales for the comparable period in 2005. The largest contributors to the increase in operating expenses were greater personnel and related benefit costs of $8.6 million and higher operating expenses of $7.2 million related to the Company’s expanded retail operations. These increases were partially offset by the benefit of the strengthening of the U.S. dollar, compared to most other currencies in which the Company transacts business, which benefited first quarter 2006 operating expenses by $1.2 million. For the six months ended June 30, 2006, operating expenses included $22.9 million of expenses for the Company’s retail operations, an increase of $7.2 million from $15.7 million for the six months ended June 30, 2005.
Research and development expenses increased $2.3 million to $10.9 million for the six months ended June 30, 2006 compared to $8.6 million for the comparable 2005 period. As a percentage of net sales, research and development expenses were 3.1% of net sales for the six months ended June 30, 2006 compared to 2.7% of net sales for the six months ended June 30, 2005. The increase in research and development expenses is primarily due to greater design personnel and related benefit costs of $1.7 million and $0.3 million of higher product design expenses related to the Company’s new product designs and accelerated product release schedule.
Selling expenses increased $13.6 million to $99.6 million, or 28.0% of net sales, for the six months ended June 30, 2006 from $86.0 million, or 27.5% of net sales, for the six months ended June 30, 2005. Retail selling expenses for the six months ended June 30, 2006 increased $5.3 million over 2005, partially offset by a $0.7 million benefit from the strengthening of the U.S. dollar in international selling expenses. Excluding retail operations, the greater selling expenses reflect increased marketing activities to support earlier introductions of 2006 sunglass styles, including the launch of the Company’s first women’s line of sunglasses, and the Company’s branding efforts during the 2006 Winter Olympics. The greatest contributors to increased selling expenses were $3.1 million for increased advertising and marketing expenses; $1.4 million in increased sales personnel and related benefit costs; $1.4 million for increased sales commissions; $0.6 million for increased sports marketing expenses; and $0.6 million for increased travel expenses.
Shipping and warehousing expenses increased $1.2 million to $9.9 million for the six months ended June 30, 2006 from $8.7 million for the six months ended June 30, 2005 primarily due to $0.9 million in costs associated with the relocation of the Company’s European optics warehouse from France to the Company’s third party logistic facility in the Netherlands. As a percentage of net sales, shipping expenses remained at 2.8% of net sales for the first six months of 2006 and 2005.

General and administrative expenses increased $9.2 million to $44.2 million, or 12.4% of net sales, for the six months ended June 30, 2006, from $35.0 million, or 11.2% of net sales, for the six months ended June 30, 2005. The change in general and administrative expenses includes increased retail store expenses of $1.8 million and a $1.0 million increase in stock compensation expense resulting from the adoption of SFAS 123R, partially offset by a $0.2 million benefit from the strengthening U.S. dollar. Other expenses contributing to the increase in general and administrative expenses were $4.2 million in greater personnel and related benefit costs, including filling certain senior executive and staff positions; $1.3 million in increased amortization of intangible assets related to the businesses acquired in 2006 and $1.0 million in greater professional fees. These increases were partially offset by a $0.5 million decline in bad debt expense and $0.4 million in increased settlement gains in the six months ended June 30. 2006 over the six months ended June 30, 2005.
Operating income
The Company’s operating income decreased to $30.9 million, or 8.7% of net sales, for the six months ended June 30, 2006 from $50.2 million, or 16.1% of net sales for the comparable period in 2005, a decrease of $19.3 million or 38.5% due to the various factors discussed above.
Interest expense, net
The Company’s net interest expense increased to $0.5 million for the six months ended June 30, 2006 from $24,000 in the comparable 2005 period primarily due to higher outstanding borrowings under the Company’s line of credit and, to a lesser extent, higher interest rates on variable-rate borrowings.
Income taxes
The Company recorded a provision for income taxes of $10.7 million for the six months ended June 30, 2006, compared to $16.2 million for the six months ended June 30, 2005. The Company’s effective tax rate for the six months ended June 30, 2006 was 35.0%, compared to 32.2% for the six months ended June 30, 2005. The increase in the effective tax rate reflects a benefit included in the six months ended June 30, 2005 from an income tax refund of approximately $0.8 million related to amended prior period state income tax returns. The increase also reflects the effect of non-deductible compensation expense related to incentive stock options.
Net income
The Company’s net income decreased to $19.8 million for the six months ended June 30, 2006 from $34.0 million for the six months ended June 30, 2005, a decrease of $14.2 million or 41.8%.
Liquidity and Capital Resources
The Company historically has financed its operations almost entirely with cash flow generated from operations and borrowings from its credit facilities. Cash provided by operating activities totaled $51.8 million for the six months ended June 30, 2006 compared to $35.8 million for the comparable period in 2005. The increase in cash provided by operating activities was primarily impacted by the change in the fair value of derivative instruments, timing of vendor payments, increases in the Company’s inventory, the timing of receivables collections and the recognition of SFAS 123R stock based compensation expense beginning in 2006 partially offset by lower net income. At June 30, 2006, working capital was $193.2 million compared to $223.5 million at June 30, 2005, a 13.5% decrease. Working capital may vary from time to time as a result of seasonality, new product category introductions and changes in accounts receivable and inventory levels. Accounts receivable balances, less allowance for doubtful accounts, were $103.4 million at June 30, 2006 compared to $99.4 million at December 31, 2005 and $94.7 million at June 30, 2005. Accounts receivable days outstanding at June 30, 2006 were 46, compared to 57 at December 31, 2005 and 51 at June 30, 2005, reflecting increased sales volume in the Company’s retail business, which generally collects in full at the time of sale. Inventories increased to $145.7 million at

June 30, 2006 compared to $119.0 million at December 31, 2005 and $134.3 million at June 30, 2005. The increased inventory reflects the inventories of the businesses acquired in 2006 as well as expanded Company-owned retail operations and higher inventories of apparel and electronically-enabled eyewear. Quarterly inventory turns were 2.4 at June 30, 2006 and December 31, 2005, compared to 1.9 at June 30, 2005.
Acquisitions
The Company made cash payments of $78.5 million for acquisitions (including Oliver Peoples and OSA) during the six months ended June 30, 2006. An additional $3.0 million was held back for the payment of contingent indemnification obligations and is recorded as a liability on the condensed consolidated balance sheet at June 30, 2006. Up to $6.5 million in additional cash consideration will be payable if acquired companies achieve certain financial performance targets over specified periods following the dates of acquisition. This additional consideration, if paid, will be accounted for as additional purchase price and will increase the amounts of goodwill arising in the acquisitions.
Credit Facilities
The Third Amended and Restated Credit Agreement, as amended in August 2004, provides for borrowings of up to $75.0 million and matures in September 2007. Borrowings under the credit agreement are unsecured and bear interest at either the Eurodollar Rate (LIBOR) plus 0.75% (effectively 6.23% at June 30, 2006) or the Company’s primary bank’s prime lending rate minus 0.25% (effectively 7.75% at June 30, 2006). At June 30, 2006, the Company had $15.0 million outstanding under this credit agreement. The credit agreement contains various restrictive covenants including the maintenance of certain financial ratios. On January 18, 2006, the Company amended its credit agreement to allow the acquisition of Oliver Peoples to be excluded from the calculated maximum of permitted acquisitions during the term of the credit agreement. At June 30, 2006, the Company was in compliance with all restrictive covenants and financial ratio requirements of the credit agreement.
Certain of the Company’s subsidiaries have negotiated local lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 0.65% to 7.75%. Some of the Company’s foreign subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 3.2% to 11.0%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts is $31.5 million, of which $9.0 million was outstanding at June 30, 2006.
The Company has a real estate term loan that matures in September 2007. At June 30, 2006, the Company had an outstanding balance of $9.5 million under this term loan. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000 ($1,519,000 annually), plus interest based upon LIBOR plus 1.00% (effectively 6.23% at June 30, 2006). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of the term loan by fixing the interest rate over the term of the loan at 6.31%. As of June 30, 2006, the fair value of the Company’s interest rate swap agreement was a gain of approximately $19,000.
The Company expects to negotiate a new credit facility providing increased borrowing capacity prior to September 30, 2006.
Note Payable
As of June 30, 2006, the Company has a non-interest bearing note payable in the amount of $0.5 million, net of discounts, in connection with its acquisition of Iacon in October 2001. Payment under the note is due in October 2006, with such payments contingent upon certain conditions.

Capital Expenditures
Capital expenditures for the six months ended June 30, 2006 were $19.7 million, which included $8.1 million for retail operations compared to retail store capital expenditures for the first half of 2005 of $4.4 million. As of June 30, 2006, the Company had commitments of approximately $2.1 million for future capital expenditures. The Company expects to fund the required payments with cash flows from operations or available borrowings under its credit facilities.
Stock Repurchase
In March 2005, the Company’s Board of Directors authorized the repurchase of $20.0 million of its common stock to occur from time to time as market conditions warrant. During the six months ended June 30, 2006, the Company repurchased approximately 657,000 shares of its common stock at an average price of $15.75 per share. Through June 30, 2006, the Company had purchased approximately 1.1 million shares of its common stock under this program, at an aggregate cost of approximately $16.7 million, or an average cost of $14.97 per share. As of June 30, 2006, approximately $3.3 million remains available for repurchases under the program. The Company expects to remain active with its share repurchase program, subject to favorable market conditions.
Cash Dividend
The Company paid cash dividends of approximately $18,000 to restricted shareholders whose shares vested during the six months ended June 30, 2006. Any future dividends are at the discretion, and subject to the approval, of the Company’s Board of Directors and compliance with Washington corporate law.
Contractual Obligations and Commitments
The following table gives additional information related to the Company’s future obligations and commitments as of June 30, 2006:

		Jul. 1 -
	Total	Dec. 31, 2006	2007	2008	2009	2010	Thereafter
	Dollars in thousands
Lines of credit	$24,030	$24,030	$—	$—	$—	$—	$—
Long-term debt	9,492	761	8,731	—	—	—	—
Interest payable on contractual obligations	712	299	413	—	—	—	—
Note payable	500	500	—	—	—	—	—
Letters of credit	2,257	2,257	—	—	—	—	—
Operating leases	156,447	13,325	24,908	21,980	20,323	18,772	57,139
Endorsement contracts (1)	9,516	5,095	4,128	249	22	22	—
Product purchase commitments (2)	88,826	51,424	11,152	8,750	8,750	8,750	—
Capital expenditure purchase commitments	2,133	2,133	—	—	—	—	—

	$293,913	$99,824	$49,332	$30,979	$29,095	$27,544	$57,139

1)	The Company has entered into endorsement contracts with selected athletes and others who endorse the Company’s products. Under these contracts, the Company has agreed to pay certain incentives based on specific achievements in addition to minimum annual payments. The amounts listed above for endorsement contracts represent approximate amounts of minimum payments required under these contracts. Actual amounts paid under these contracts may differ than the amounts listed as a result of the conditional components of these obligations.

2)	Amounts listed for purchase obligations represent contractual agreements, letters of credit and open purchase orders for products or services to be incurred in the ordinary course of business, which are enforceable and legally binding and specify all significant terms.
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
Non-GAAP Financial Measures
This report includes a discussion of “non-GAAP gross margin,” which is a non-GAAP financial measure. Non-GAAP gross margin differs from GAAP gross profit as a percentage of net sales by excluding footwear restructuring charges and changes in the fair value of foreign currency derivatives not designated as cash flow hedges. Footwear restructuring charges include approximately $1.8 million for estimated sales returns and markdown allowances, which are included in net sales. Additional charges of approximately $1.3 million for write-downs of inventories and footwear-specific tooling, displays and equipment are included in cost of goods sold. Changes in fair value of foreign currency derivatives not designated as cash flow hedges are included in cost of goods sold. Such changes (gains or losses) are recorded based upon the impact of changes in foreign currency exchange rates on the value of the foreign currency derivatives which the company has purchased as part of its program to mitigate risks due to fluctuations in currency exchange rates.
The Company presents non-GAAP gross margin to provide investors information in addition to the GAAP measure gross profit as a percentage of net sales. The Company believes that excluding the non-cash gains and losses from changes in fair value of these foreign currency derivatives, and the impact of the footwear restructuring charges, provides meaningful and useful information regarding the underlying trends in product margins based on actual production costs. Oakley’s management uses this information in reviewing product margins, making product pricing decisions, and analyzing product category profitability. However, the company cautions investors to consider non-GAAP gross margin in addition to, and not as a substitute for, or superior to, gross profit as percentage of net sales presented in accordance with GAAP.

A reconciliation of non-GAAP gross margin to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows (in thousands):

			Change in fair
		Footwear	value of foreign	Calculation of
	Reported under	restructuring	currency	Non-GAAP
	GAAP	charges	derivatives	gross margin(1)
Three months ended June 30, 2006
Net sales	$203,583	$(1,825)	—	$205,408
Cost of goods sold	88,824	1,333	2,242	85,249

Gross profit	114,759	(3,158)	(2,242)	120,159
Gross profit as a % of net sales	56.4%
Non-GAAP gross margin				58.5%

Three months ended June 30, 2005
Net sales	$170,475	—	—	$170,475
Cost of goods sold	63,644	—	(5,429)	69,073

Gross profit	106,831	—	5,429	101,402
Gross profit as a % of net sales	62.7%
Non-GAAP gross margin				59.5%

Six months ended June 30, 2006
Net sales	$355,282	$(1,825)	—	$357,107
Cost of goods sold	159,840	1,333	3,407	155,100

Gross profit	195,442	(3,158)	(3,407)	202,007
Gross profit as a % of net sales	55.0%
Non-GAAP gross margin				56.6%

Six months ended June 30, 2005
Net sales	$312,270	—	—	$312,270
Cost of goods sold	123,849	—	(9,392)	133,241

Gross profit	188,421	—	9,392	179,029
Gross profit as a % of net sales	60.3%
Non-GAAP gross margin				57.3%

(1)	The Company does not use non-GAAP sales or non-GAAP cost of goods sold separately as non-GAAP financial measures. Non-GAAP sales and non-GAAP cost of goods sold are presented herein solely for the purpose of illustrating the computation of non-GAAP gross margin.
Forward-Looking Statements
This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “forward-looking statements” and “safe harbor” provisions within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, growth and strategies, future operating and financial results, financial expectations and current business indicators and are typically identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to:

•	risks related to the sale of new sunglass and electronically-enabled eyewear product introductions;

•	execution of anticipated restructuring and realignment of product categories;

•	the Company’s ability to integrate and operate acquired businesses;

•	the Company’s ability to manage rapid growth;

•	new and existing channel inventory management risks related to the limited visibility of future sunglass orders associated with the Company’s “at once” production and fulfillment business model;

•	the ability to identify qualified manufacturing partners;

•	the ability to coordinate product development and production processes with those partners;

•	the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its customers;

•	the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules;

•	the dependence on optics sales to our largest customer, Luxottica Group S.p.A., which, as a major competitor, could materially alter or terminate its relationship with the Company;

•	the Company’s ability to expand and grow its distribution channels and its own retail operations;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers;

•	a weakening of economic conditions could continue to reduce demand for products sold by the Company and could adversely affect profitability, especially of the Company’s retail operations;

•	terrorist acts, or the threat thereof, could adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance;

•	the ability of the Company to integrate licensing arrangements without adversely affecting operations and the success of such initiatives;

•	the ability to continue to develop and produce innovative new products and introduce them in a timely manner;

•	the acceptance in the marketplace of the Company’s new products and changes in consumer preferences;

•	reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of a product, could result in a buildup of inventory;

•	the ability to source raw materials and finished products at favorable prices to the Company;

•	the potential impact of periodic power crises on the Company’s operations including temporary blackouts at the Company’s facilities;

•	foreign currency exchange rate fluctuations;

•	earthquakes or other natural disasters;

•	the Company’s ability to identify and successfully execute cost control initiatives;

•	the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products; and,

•	other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2005 and other filings made periodically by the Company.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk - The Company has direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa and the United Kingdom, which collect receivables at future dates in the customers’ local currencies and purchase finished goods primarily in U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward and option contracts.
The following is a summary of all foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) held by the Company at June 30, 2006 (in thousands):

	U.S. Dollar		Fair
Currency	Equivalent	Maturity Dates	Value (Loss)
Australian dollar	$2,229	Jul. 2006 — Dec. 2006	$40
British pound	21,172	Jul. 2006 — Dec. 2006	25
Canadian dollar	6,586	Jul. 2006 — Dec. 2006	(82)
Euro	20,069	Jul. 2006 — Dec. 2006	(180)
Japanese yen	20,990	Jul. 2006 — Dec. 2006	584
South African rand	560	Sep. 2006	57

	$71,606		$444

The Company uses, and plans to continue to use, foreign exchange contracts as part of its strategy to manage its exposure to foreign currency exchange rate fluctuations. These foreign exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, the Company may, for various reasons, decide to either expand or reduce the level of foreign exchange contracts it holds. Based upon the specific foreign exchange contracts held at June 30, 2006, if the value of the U.S. dollar were to hypothetically decrease by 5% relative to the foreign currencies which the Company has hedged with foreign exchange contracts, the effect on gross profit and pre-tax income from the foreign exchange contracts would be a decrease of approximately $3.8 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S dollars at the same hypothetical rate.
The Company has exposure to credit losses in the event of nonperformance by counterparties to its foreign exchange contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company’s derivative instruments are executed with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties.
Interest Rate Risk - The Company’s principal line of credit, with an outstanding balance of $15.0 million at June 30, 2006, bears interest at the Eurodollar Rate (LIBOR) plus 0.75% or the Company’s primary bank’s prime lending rate minus 0.25%. Based on the weighted average interest rate of 7.6% on the line of credit during the six months ended June 30, 2006, if interest rates on the line of credit were to hypothetically increase by 10.0%, and to the extent that borrowings were outstanding, for every $1.0 million outstanding on the Company’s line of credit, pre-tax income would be reduced by approximately $7,600 per year.
The Company’s long-term real estate loan, with a balance of $9.5 million outstanding at June 30, 2006, bears interest at the LIBOR plus 1.00%. In January 1999, the Company entered into an interest rate swap agreement that eliminates the Company’s risk of fluctuations in the variable rate of this long-term debt. At June 30, 2006, the fair value of the Company’s interest rate swap agreement was a gain of approximately $19,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In April 2006, the Company completed the acquisition of OSA Holding, Inc. and its wholly owned subsidiary, OSA. As a privately held company, OSA did not have the controls around system security, segregation of duties, and technical accounting review that would be expected of a public company. The Company believes, but can not guarantee, that it has mitigated these internal control weaknesses at OSA by implementing a thorough financial review process over the results of this wholly owned subsidiary.
Other than the acquisition of OSA, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.
Item 1A. Risk Factors
Information on risk factors is set forth in “Part I — Item 1A. Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. During the period covered by this report, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not make any unregistered sales of equity securities during the quarter ended June 30, 2006.
Issuer Purchases of Equity Securities
The following table sets forth the purchases of its equity securities made by the Company and affiliated purchasers for the quarter ended June 30, 2006:

				(d)
			(c)	Approximate dollar
	(a)	(b)	Total number of	value of shares that
	Total number	Average	shares purchased as	may yet be
	of shares	price paid	part of publicly	purchased under
Period	purchased	per share	announced program	the program
April 1 — 30, 2006	2,814 (1)	$17.02	—	$9,764,000
May 1 — 31, 2006	50,000 (2)	$16.48	50,000	8,940,000
June 1 — 30, 2006	350,200 (2)	$16.11	350,200	3,299,000

Total	403,014	$16.16	400,200

(1)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

(2)	On March 15, 2005, the Company announced that its board of directors had authorized the repurchase of $20.0 million of the Company’s common stock to occur from time to time as market conditions warrant.

Item 4. Submission of Matters to a Vote of Security Holders
The Company’s 2006 Annual Meeting of Shareholders was held on June 9, 2006 in Foothill Ranch, California. At the meeting, the following matters were voted on by shareholders and approved by the following votes:

	Number of shares
	Voted For	Withheld
Election of directors:
Jim Jannard	66,253,038	111,347
D. Scott Olivet	66,322,267	42,118
Link Newcomb	66,303,119	61,266
Tom Davin	53,988,915	12,375,470
Mary George	65,862,080	502,305
Mike Puntoriero	54,104,938	12,259,447
Greg Trojan	65,863,304	501,081
Colombe Nicholas	54,107,218	12,257,167
Frits van Paasschen	66,318,059	46,326

	Number of shares
	Voted	Voted		Broker
	For	Against	Abstentions	Non-Votes
Proposal to approve the amendment to the Oakley, Inc. 1995 Stock Incentive Plan	59,835,773	1,108,869	1,792,971	3,626,772

Proposal to approve the Oakley, Inc. Amended and Restated Executive Officer Performance Bonus Plan	60,528,745	410,626	1,798,243	3,626,771

Proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	54,122,075	12,232,851	9,457	—

Item 6. Exhibits
3.1	Articles of Incorporation of the Company, previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080), is incorporated herein by reference.

3.2	Amendment No. 1 to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996, previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company), previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998, is incorporated herein by reference.

10.1	Oakley, Inc. 1995 Stock Incentive Plan, as amended, previously filed as Appendix “A” to the Registrant’s Proxy Statement filed with the SEC on April 25, 2006, is incorporated herein by reference.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Oakley, Inc.

August 9, 2006	/s/ D. Scott Olivet
D. Scott Olivet
Chief Executive Officer

August 9, 2006	/s/ Richard Shields
Richard Shields
Chief Financial Officer

EXHIBIT INDEX
3.1	Articles of Incorporation of the Company, previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080), is incorporated herein by reference.

3.2	Amendment No. 1 to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996, previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company), previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998, is incorporated herein by reference.

10.1	Oakley, Inc. 1995 Stock Incentive Plan, as amended, previously filed as Appendix “A” to the Registrant’s Proxy Statement filed with the SEC on April 25, 2006, is incorporated herein by reference.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002