Form 10-Q
period 2006-09-30
OAKLEY INC
filed 2006-11-08
CIK 946356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2006 was 68,807,834.

Oakley, Inc.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$30,715	$82,157
Accounts receivable, less allowances of $14,863 (2006) and $10,639 (2005)	115,826	99,430
Inventories	154,095	119,035
Other receivables	6,203	4,656
Deferred income taxes	12,328	11,707
Income taxes receivable	804	3,059
Prepaid expenses and other current assets	11,962	14,132

Total current assets	331,933	334,176

Property and equipment, net	165,403	153,218
Deposits	2,758	2,197
Goodwill	61,554	27,146
Intangible assets	53,081	4,530
Other assets	3,063	447

Total assets	$617,792	$521,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$32,005	$11,349
Accounts payable	34,496	30,772
Accrued expenses and other current liabilities	59,052	36,173
Accrued warranty	3,163	3,068
Dividends payable	11,001	—
Current portion of long-term debt	9,610	1,999

Total current liabilities	149,327	83,361

Long-term debt, net of current portion	—	8,732
Deferred income taxes	20,984	8,156
Other long-term liabilities	2,544	260

Total liabilities	172,855	100,509

Commitments and contingencies (Note 7)

Shareholders’ Equity
Preferred stock, par value $.01 per share	—	—
Common stock, par value $.01 per share, 200,000 shares authorized; 68,753 (2006) and 69,153 (2005) issued and outstanding	681	686
Additional paid-in capital	36,780	48,026
Deferred compensation	—	(6,082)
Retained earnings	397,452	371,333
Accumulated other comprehensive income	10,024	7,242

Total shareholders’ equity	444,937	421,205

Total liabilities and shareholders’ equity	$617,792	$521,714

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$210,219	$173,447	$565,501	$485,717
Cost of goods sold	97,120	78,997	257,164	202,846

Gross profit	113,099	94,450	308,337	282,871

Operating expenses:
Research and development	6,281	4,229	17,298	12,816
Selling	50,975	44,393	150,718	130,386
Shipping and warehousing	5,448	4,459	15,359	13,128
General and administrative	24,318	17,162	67,996	52,117

Total operating expenses	87,022	70,243	251,371	208,447

Operating income	26,077	24,207	56,966	74,424

Interest expense, net	263	(144)	724	(120)

Income before provision for income taxes	25,814	24,351	56,242	74,544
Provision for income taxes	8,472	8,279	19,122	24,460

Net income	$17,342	$16,072	$37,120	$50,084

Basic net income per common share	$0.25	$0.24	$0.54	$0.74

Basic weighted-average common shares	68,267	68,389	68,431	67,915

Diluted net income per common share	$0.25	$0.23	$0.54	$0.73

Diluted weighted-average common shares	68,827	69,323	69,017	68,713

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$17,342	$16,072	$37,120	$50,084

Other comprehensive income:
Net unrealized gains (losses) on derivative instruments, net of tax	133	88	(221)	216
Foreign currency translation adjustments	(1,062)	983	3,003	(3,205)

Other comprehensive income (loss)	(929)	1,071	2,782	(2,989)

Comprehensive income	$16,413	$17,143	$39,902	$47,095

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$37,120	$50,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,002	22,987
Amortization	3,514	994
Changes in fair value of derivative instruments	3,702	(11,167)
Provision for bad debts	1,136	1,701
Stock-based compensation expense	3,236	1,032
Excess tax benefits related to stock-based compensation	(445)	3,424
Loss on disposition of equipment	13	449
Deferred income taxes, net	3	(5,239)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(9,464)	(6,154)
Inventories	(23,242)	(15,668)
Other receivables	(947)	(1,328)
Prepaid expenses and other current assets	(897)	1,253
Deposits and other assets	(1,783)	(561)
Accounts payable	(1,067)	(9,185)
Accrued expenses and other current liabilities	16,814	5,635
Income taxes payable/receivable	2,271	1,778

Net cash provided by operating activities	53,966	40,035

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(83,157)	(1,929)
Purchases of property and equipment	(33,001)	(26,894)
Proceeds from sales of property and equipment	193	1,085
Other assets	559	(787)

Net cash used in investing activities	(115,406)	(28,525)

Cash Flows from Financing Activities
Proceeds from bank borrowings	189,180	2,597
Repayment of bank borrowings	(171,757)	(5,523)
Exercise of stock options	2,322	18,541
Excess tax benefits related to stock-based compensation	445	—
Repurchase of common shares	(10,351)	(11,035)
Payment of cash dividends	(19)	—

Net cash provided by financing activities	9,820	4,580

Effect of exchange rate changes on cash	178	1,143

Net increase (decrease) in cash and cash equivalents	(51,442)	17,233
Cash and cash equivalents, beginning of period	82,157	51,738

Cash and cash equivalents, end of period	$30,715	$68,971

See accompanying notes to condensed consolidated financial statements.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oakley, Inc. and its subsidiaries (Oakley or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated results of operations or financial position.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company must adopt FIN 48 as of the beginning of fiscal year 2007. The Company is currently evaluating the impact, if any, of the adoption of FIN 48 on its consolidated results of operations and financial position.
The SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The Company must apply the guidance in SAB 108 beginning in the fourth quarter of fiscal year 2006. The Company believes that SAB 108 will not have a material impact on its consolidated results of operations or financial position.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental Cash Flow Information
Interest paid for the nine months ended September 30, 2006 and 2005 was $2.3 million and $1.1 million, respectively. Income taxes paid, net of refunds received, for the nine months ended September 30, 2006 and 2005 were $16.7 million and $13.7 million, respectively.
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
Note 2 — Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation awards to employees using a fair-value method and recognize the fair value of each award as an expense over the service period. For fiscal 2005 and earlier years, the Company accounted for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). Under the intrinsic value method required by APB 25, the Company recognized no compensation expense for stock option awards granted with exercise prices equal to the fair market value on the date of grant. The Company accounts for stock-based awards to non-employees using the fair value method required by SFAS 123, as amended.
The Company elected to adopt SFAS 123R using “modified prospective application.” Under that method, stock-based compensation expense for fiscal 2006 includes the fair value of all new or modified awards, based on fair value as of the date of grant or modification estimated in accordance with SFAS 123R. Stock-based compensation expense for fiscal 2006 also includes the fair value of unvested stock option awards outstanding at January 1, 2006, based on the grant-date fair value previously estimated in accordance with SFAS 123. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense fiscal 2005 and earlier years principally consists of the cost of restricted stock awards, determined in accordance with APB 25.
Stock-based compensation awards generally vest over time, subject to continued service to the Company. The Company recognizes the estimated fair value of employee stock options over the service period using the straight-line method. The amount of compensation expense recognized is based upon the number of awards that are expected to vest and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates applicable forfeiture rates based upon the characteristics of the awards and past experience. For fiscal 2005 and earlier years, the Company accounted for forfeitures as they occurred.
The adoption of FAS 123R resulted in incremental stock-based compensation expense of $0.7 million and $1.7 million, respectively, for the three months and nine months ended September 30, 2006.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Total stock-based compensation expense was recorded as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of goods sold	$117	$—	$322	$—
Research and development	130	58	375	164
Selling	172	(34)	476	134
Shipping and warehousing	4	—	8	—
General and administrative	666	273	2,055	734

	$1,089	$297	$3,236	$1,032

The following table illustrates the effects on net income and earnings per share for the three months and nine months ended September 30, 2005, as if compensation expense for all awards of stock-based compensation had been determined under the fair value method prescribed by SFAS 123 (in thousands, except per share amounts):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
Net income:
As reported	$16,072	$50,084
Add: Stock-based employee compensation expense included in the determination of reported net income, net of tax effects	193	686
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(421)	(1,323)

Pro forma	$15,844	$49,447

Basic net income per share:
As reported	$0.24	$0.74
Pro forma	$0.23	$0.73

Diluted net income per share:
As reported	$0.23	$0.73
Pro forma	$0.23	$0.72
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statement of cash flows. SFAS 123R requires that the cash flows resulting from the tax benefits of tax deductions in excess of the deferred tax asset (hypothetical and actual) recorded for stock compensation costs be classified as financing cash flows.
The Company previously presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, the Company reclassified the balance in deferred compensation to additional paid in capital in the accompanying condensed consolidated balance sheet.
Stock Option Valuation
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

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The binomial model also incorporates assumptions of expected stock option exercise behavior and expected cancellations of vested stock options due to employee terminations. The Company bases these assumptions on an analysis of historical data and other available information. The expected life of stock options granted is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2006 (using the methodology described above) and the nine months ended September 30, 2005 (using the binomial model prior to the aforementioned changes in methodology) and the resulting fair values:

	Nine months ended
	September 30,
	2006	2005
Weighted-average fair value of options granted	$5.76	$5.18

Weighted-average assumptions:
Expected volatility	34.6%	35.1%
Expected term	6.5 years	5.5 years
Risk-free interest rate	5.0%	3.7%
Dividend yield	1.0%	1.1%
1995 Stock Incentive Plan
The Company’s 1995 Stock Incentive Plan, as amended (the “Plan”) provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock shares, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. The Compensation and Stock Option Committee of the Board of Directors administers the Plan and has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. In June 2006, the Company’s shareholders approved an amendment to the Plan increasing the number of shares reserved for issuance by 3,500,000 to a total of 12,212,000 shares. At September 30, 2006, approximately 3,584,000 shares were available for issuance pursuant to new stock option grants or other equity awards. The Company issues new shares upon the exercise of stock options or the granting of restricted stock.
Stock Option Awards
Under the Plan, stock options are granted at an exercise price equal to the quoted market price of the Company’s stock at the time of grant. These options vest over periods ranging from one to five years and expire ten years after the grant date.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock option activity for the nine months ended September 30, 2006 is as follows:

			Weighted
			average
		Weighted average	remaining
	Number of	exercise	contractual
	shares	price	term (years)
Outstanding at January 1, 2006	3,344,768	$ 13.58
Granted	938,315	$ 15.79
Exercised	(227,518)	$ 10.57
Forfeited/expired	(103,954)	$ 14.70

Outstanding at September 30, 2006	3,951,611	$ 14.25	6.7

Exercisable at September 30, 2006	2,122,933	$ 13.75	4.7

Unrecognized compensation expense related to stock options, totaling $8.1 million as of September 30, 2006, is expected to be recognized over a weighted-average period of 4.1 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $12.5 million and $8.2 million, respectively.
The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1.4 million and $9.0 million, respectively. Cash proceeds from the exercise of stock options totaled $2.3 million and $18.5 million for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized for stock-based compensation arrangements totaled $1.2 million and $3.7 million, respectively, for nine months ended September 30, 2006 and 2005.
Restricted Stock Awards
The Company also grants restricted stock awards under the Plan. Restricted stock awards are subject to time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Holders of restricted stock awards are entitled to vote their respective shares throughout the restriction period and, upon vesting, are entitled to payment of any cash dividends from the grant date. Restricted stock activity for the nine months ended September 30, 2006 is as follows:

		Weighted
		average
		grant date
	Shares	fair value
Nonvested shares at January 1, 2006	520,318	$15.49
Granted	57,000	15.77
Vested	(122,695)	14.99
Forfeited	(1,875)	15.15

Nonvested shares at September 30, 2006	452,748	15.66

Unrecognized compensation expense related to restricted stock awards, totaling $5.4 million at September 30, 2006, is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1.8 million and $0.3 million, respectively.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3 — Acquisitions
Oliver Peoples, Inc.
In February 2006, the Company acquired privately held Oliver Peoples, Inc. (Oliver Peoples). Oliver Peoples designs, markets and sells luxury eyewear, primarily to wholesale accounts. The purchase price of approximately $53.1 million consisted of approximately $51.5 million in cash, approximately $1.1 million in transaction costs and approximately $0.5 million for estimated tax liabilities. Additional cash consideration of up to $3.0 million will be payable if Oliver Peoples achieves certain financial performance targets over specified periods following the date of acquisition. This additional consideration, if paid, will be accounted for as additional purchase price and will increase the amount of goodwill arising in the acquisition. This acquisition is expected to expand the Company’s optics category and to complement its multi-branding strategy.
The assets and liabilities of Oliver Peoples were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The results of operations of Oliver Peoples have been included in the Company’s condensed consolidated statement of operations beginning on the effective date of the acquisition. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Accounts receivable	$7,603
Inventory	5,278
Other current assets	2,132
Property and equipment	758
Goodwill	18,971
Identified intangible assets	36,000
Other assets	2,258

Total assets acquired	73,000

Current liabilities	6,171
Deferred tax liabilities	13,730

Total liabilities assumed	19,901

Net assets acquired	$53,099

A professional independent third party appraisal was utilized to identify the intangible assets acquired as of the acquisition date. Intangible assets acquired included tradenames, customer relationships, a sub-licensing agreement, backorders and a non-solicitation agreement. The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from less than 1 year to 20 years. The Oliver Peoples tradename was determined to have an indefinite life. Indefinite-lived intangible assets are not amortized, but are subject to periodic impairment testing.
The Optical Shop of Aspen
In April 2006, the Company acquired privately held OSA Holding, Inc. and its wholly owned retail subsidiary, The Optical Shop of Aspen (collectively, OSA), which operates a chain of luxury optical retail stores. The purchase price of $30.2 million consisted of approximately $26.3 million in cash and approximately $0.9 million in transaction costs. An additional $3.0 million was held back for the payment of contingent indemnification obligations and is recorded as a liability on the condensed consolidated balance sheet at September 30, 2006. Up to $3.5 million in additional cash consideration will be payable if OSA achieves certain financial performance targets over specified periods following the date of acquisition. This additional consideration, if paid, will be accounted for as additional purchase price and will increase the amount of goodwill arising in the acquisition. The acquisition of OSA is expected to

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
strengthen the Company’s retail capabilities in premium and luxury eyewear and to help build its prescription eyewear business.
The assets and liabilities of OSA were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The results of operations of OSA have been included in the Company’s condensed consolidated statement of operations beginning on the effective date of the acquisition. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Inventory	$3,987
Other current assets	977
Property and equipment	1,350
Goodwill	13,650
Identified intangible assets	13,700
Other assets	81

Total assets acquired	33,745

Current liabilities	3,533

Total liabilities assumed	3,533

Net assets acquired	$30,212

A professional independent third party appraisal was utilized to identify the intangible assets acquired as of the acquisition date. Intangible assets acquired included tradenames, customer relationships, a sub-licensing agreement, backorders and a non-solicitation agreement. The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two years to ten years. The Optical Shop of Aspen tradename was determined to have an indefinite life. Indefinite-lived intangible assets are not amortized, but are subject to periodic impairment testing.
Other Acquisitions
During the nine months ended September 30, 2006, the Company acquired two independent optical retail stores in the United States and substantially all of the operations of the Company’s exclusive distributor in Switzerland. The aggregate purchase price for these acquisitions was approximately $6.4 million, consisting of $4.8 million in cash and the offset of $1.6 million in accounts receivable from the distributor.
Supplemental Pro Forma Information
The financial information below summarizes the combined results of operations of the Company, Oliver Peoples and OSA, on a pro forma basis, as though each of the acquisitions had been completed as of the beginning of each period presented. This pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at such dates (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Pro forma net sales	$210,219	$186,551	$574,400	$524,283
Pro forma net income	17,342	16,883	33,228	51,550
Pro forma basic net income per share	$0.25	$0.25	$0.48	$0.76
Pro forma diluted net income per share	$0.25	$0.25	$0.48	$0.75
The pro forma results of operations include the results of the Company and the separate, pre-acquisition results of operations of Oliver Peoples and OSA. The results of operations of the Company’s other

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
acquisitions are not significant in relation to this pro forma financial information. The pro forma results also include amortization of acquired intangible assets for the periods prior to the dates of acquisition. The pre-acquisition net losses of the acquired companies include transaction-related expenses incurred by the acquired companies prior to the acquisitions.
Note 4 — Supplemental Financial Statement Data
Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$31,506	$28,776
Finished goods	122,589	90,259

Total inventories	$154,095	$119,035

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Accrued employee compensation and benefits	$23,273	$18,226
Derivative contracts	4	91
Other liabilities	35,775	17,856

Total accrued expenses and other current liabilities	$59,052	$36,173

Accrued Warranty
Warranty liability activity was as follows (in thousands):

	Nine months ended September 30,
	2006	2005
Warranty liability, beginning of period	$3,068	$3,107
Provisions for warranty expense	2,965	2,573
Warranty claims and expenses	(2,884)	(2,626)
Changes due to foreign currency translation	14	(25)

Warranty liability, end of period	$3,163	$3,029

Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Unrealized gains (losses) on derivative financial instruments	$(279)	$(58)
Foreign currency translation adjustments	10,303	7,300

Accumulated other comprehensive income	$10,024	$7,242

Note 5 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, and more frequently if an event occurs which indicates that the value of goodwill or indefinite-lived intangible assets may be impaired. The Company evaluates definite-lived intangible assets for impairment whenever

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As of September 30, 2006, no events have occurred which indicate that goodwill or intangible assets may be impaired. Intangible assets consist of the following (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets:
Covenants not to compete	$6,931	$4,501	$4,319	$3,450
Distribution rights	3,567	2,455	3,567	2,226
Patents	4,359	2,740	4,339	2,423
Customer relationships	15,704	503	—	—
Sub-licenses	1,300	87	—	—
Tradename	1,200	160	—	—
Other identified intangible assets	9,329	1,678	923	519

Total definite-lived assets	$42,390	$12,124	$13,148	$8,618

Indefinite-lived intangible assets:
Tradenames	$22,815		$—

Intangible assets other than goodwill and indefinite-lived intangible assets are amortized over estimated useful lives ranging from less than 1 year to 20 years, with no residual values. The weighted-average useful life of intangible assets is approximately 14.5 years. Amortization expense for the three months ended September 30, 2006 and 2005 was approximately $1.2 million and $0.3 million, respectively. Amortization expense for the nine months ended September 30, 2006 and 2005 was approximately $3.5 million and $1.0 million, respectively, and is estimated to be, based on intangible assets at September 30, 2006, approximately $4.7 million for fiscal 2006. Estimated annual amortization expense, based on the Company’s intangible assets at September 30, 2006, is as follows (in thousands):

Estimated
Amortization
Expense
Fiscal 2007	$4,215
Fiscal 2008	3,292
Fiscal 2009	2,873
Fiscal 2010	2,589
Fiscal 2011	2,051
Changes in goodwill are as follows (in thousands):

	Wholesale			Retail
	United	Continental	Other	U.S. Retail
	States	Europe	Countries	Operations	Consolidated
Balance at December 31, 2005	$1,574	$—	$14,804	$10,768	$27,146
Additions / adjustments:
Goodwill additions	18,972	289	—	14,794	34,055
Changes due to foreign exchange rates	—	(5)	358	—	353

Balance at September 30, 2006	$20,546	$284	$15,162	$25,562	$61,554

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6 — Credit Agreement
In September 2006, the Company entered into a $185 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for borrowings in multiple currencies by the Company and certain of its subsidiaries and for the issuance of letters of credit. The Credit Agreement expires in September 2011. Upon the effectiveness of the Credit Agreement, the Company cancelled its previously existing $75 million credit agreement and repaid the borrowings outstanding thereunder.
Borrowings under the Credit Agreement bear interest at variable rates based upon the bank’s prime lending rate or LIBOR, plus specified margins. The effective interest rate on borrowings outstanding under the Credit Agreement as of September 30, 2006 was 8.25%. The Company is required to pay a commitment fee on the daily unused amount of the commitments under the Credit Agreement and other fees as specified in the agreement. As of September 30, 2006, outstanding borrowings under the Credit Agreement were $22.5 million.
The Credit Agreement contains various restrictive covenants that require the maintenance of certain financial ratios and that may limit the Company’s ability, among other things, to incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; or make investments. As of September 30, 2006, the Company was in compliance with all restrictive covenants and financial ratio requirements of the Credit Agreement. The Company’s obligations under the Credit Agreement are unsecured.
Certain of the Company’s subsidiaries also have lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 1.0% to 5.9%. Some of the Company’s subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 4.8% to 11.5%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts is $27.8 million, of which $9.5 million was outstanding at September 30, 2006.
Note 7 — Commitments and Contingencies
Indemnities, Commitments and Guarantees
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington, and routine guarantees between the Company and its subsidiaries. At September 30, 2006, the Company has outstanding letters of credit totaling $2.3 million for product purchases and as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2006, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Litigation
The Company is a party to various claims, complaints and litigation incidental to the Company’s business. Management believes the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse effect on the accompanying consolidated financial statements.
The United Kingdom’s Office of Fair Trading (OFT) is conducting an investigation of an Oakley subsidiary for possible violations under the United Kingdom Competition Act of 1998. In November 2005, the OFT issued a Statement of Objections, alleging that the subsidiary wrongfully restricted resale prices for its sunglasses at one of its accounts. Oakley refutes the allegation; however, there can be no assurance that the Company’s position will prevail on this matter. In the event of an unfavorable outcome, the Company may be obligated to pay fines relating to its products sold. At this time the Company is unable to estimate its potential liability, if any. However, the Company does not expect that any liability for this matter will have a material impact on its results of operations or financial position.
During 2004, the Company was under audit by the Internal Revenue Service (IRS) for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified the Company of a proposed audit adjustment related to advance payment agreements executed by the Company in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly owned foreign subsidiaries. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. The Company believes that its position with respect to this issue will ultimately prevail on its merits and therefore does not expect to pay the additional tax and penalties reflected in this adjustment. The Company is continuing to protest this adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures. Accordingly, the Company has not provided any amounts in its financial statements for the settlement of this matter. In the event that the Company does not prevail under protest, management expects that the adjustment would not have a material impact on the Company’s financial results because the Company has insurance in place which it believes will cover such adjustment and any associated expenses.
Note 8 — Derivative Financial Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use derivative financial instruments in the form of foreign currency forward contracts and foreign currency option contracts. The Company is also subject to interest rate risk related to fluctuations in its variable rate debt, and has used an interest rate swap agreement to manage the level of its exposure to fluctuations in interest rates.
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
Cash Flow Hedges
Certain of the Company’s foreign exchange contracts are designated as cash flow hedges. For all derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income. The gains or losses that arise under these derivatives are recognized in earnings in the period in which the hedged item is also recognized in earnings. Any gains or losses from the ineffective portion of the derivative are reported in earnings

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
immediately. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $11,000 of losses over the next twelve months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of an identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the nine months ended September 30, 2006 and 2005, the Company recognized no gains or losses resulting from the expiration, sale, termination or exercise of derivatives designated as cash flow hedges.
The following is a summary of the foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) designated as cash flow hedges outstanding at September 30, 2006 (in thousands):

	U.S. Dollar		Fair Value
Currency	Equivalent	Maturity Dates	Gain (Loss)
British pound	$10,531	Feb. 2007 - Dec. 2007	$(233)
Canadian dollar	3,671	Jan. 2007 - Sept. 2007	(17)
Euro	5,711	Oct. 2006 - Jun. 2007	(37)
Japanese yen	12,689	Jan. 2007 - Mar. 2008	345

	$32,602		$58

As part of the Company’s strategy to manage the level of exposure to fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of a ten-year real estate term loan which matures in September 2007. The interest rate swap is designated as a cash flow hedge. As of September 30, 2006, the fair value of the Company’s interest rate swap agreement was not significant.
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
Derivatives not qualifying as hedges are recorded at fair value, and changes in the fair value of such derivatives are included in cost of goods sold in the consolidated statements of operations each period. For the nine months ended September 30, 2006, losses of approximately $3.7 million resulting from changes in the fair value of such derivatives are included in cost of goods sold.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is a summary of foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) not designated as hedges outstanding at September 30, 2006 (in thousands):

	U.S. Dollar		Fair Value
Currency	Equivalent	Maturity Dates	Gain (Loss)
Australian dollar	$1,119	Oct. 2006 - Dec. 2006	$13
British pound	4,292	Oct. 2006 - Dec. 2006	35
Canadian dollar	2,619	Oct. 2006 - Dec. 2006	—
Euro	7,723	Oct. 2006 - Dec. 2006	—
Japanese yen	4,231	Oct. 2006 - Dec. 2006	578

	$19,984		$626

The Company has exposure to credit losses in the event of nonperformance by counterparties to its derivative contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company enters into derivative financial instruments with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the derivative contracts subject to credit risk but monitors the credit standing of the counterparties.
Note 9 — Shareholders’ Equity
Stock Repurchase Programs
During the nine months ended September 30, 2006, the Company repurchased 657,100 shares of its common stock, at an aggregate cost of $10.4 million, under a $20.0 million stock repurchase program announced on March 15, 2005. As of September 30, 2006, the approximate dollar value of shares that may yet be repurchased under this program was $3.3 million.
On September 25, 2006, the Company announced a new stock repurchase plan under which the Company may repurchase up to an additional $20.0 million of the Company’s common stock in the open market from time to time as market conditions warrant. As of September 30, 2006, no shares had been repurchased under this program.
Declaration of Cash Dividend
In September 2006, the Company declared a cash dividend of sixteen cents per share of Oakley common stock. The dividend was paid on October 27, 2006 to shareholders of record on October 13, 2006. As of September 30, 2006, the Company has recorded the $11.0 million dividend payable as a liability in the consolidated balance sheet.
Note 10 — Net Income per Share
Basic net income per share is computed using the weighted average number of common shares outstanding during the reporting period, excluding nonvested shares issued under stock-based compensation plans. Diluted net income per share also includes the dilutive effect of nonvested shares and stock options.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$17,342	$16,072	$37,120	$50,084

Weighted average number of common shares:
Basic	68,267	68,389	68,431	67,915
Effect of dilutive securities	560	934	586	798

Diluted	68,827	69,323	69,017	68,713

Net income per share:
Basic	$0.25	$0.24	$0.54	$0.74
Effect of dilutive securities	—	(0.01)	—	(0.01)

Diluted	$0.25	$0.23	$0.54	$0.73

For the three months ended September 30, 2006 and 2005, stock options of 1,166,000 and 594,000, respectively, were excluded from computation of diluted earnings per share because their effect would be antidilutive. For the nine months ended September 30, 2006 and 2005, stock options of 1,171,000 and 1,114,000, respectively, were excluded because their effect would be antidilutive.
Note 11 — Segment Information
The Company’s operations consist of two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and internationally. The U.S. retail segment includes the operations of Company-owned specialty retail stores, including Oakley Stores and Sunglass Icon, OSA and Oliver Peoples retail stores, located throughout the United States and its territories and in the Ontario province of Canada, and the Company’s e-commerce and telesales business. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates segment performance and allocates resources to segments based on net sales and operating income, which represents income before interest and income taxes. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Financial information for the Company’s reportable segments is as follows (in thousands):

	Wholesale	U.S. Retail	Consolidated
Three months ended September 30, 2006:
Net sales to external customers	$163,396	$46,823	$210,219
Intersegment sales	11,132	—	11,132
Operating income	16,494	9,583	26,077
Acquisitions of property and equipment	7,265	6,032	13,297
Depreciation and amortization	7,036	2,480	9,516

Three months ended September 30, 2005:
Net sales to external customers	$141,304	$32,143	$173,447
Intersegment sales	7,191	—	7,191
Operating income	16,576	7,631	24,207
Acquisitions of property and equipment	5,796	3,334	9,130
Depreciation and amortization	6,999	1,028	8,027

Nine months ended September 30, 2006:
Net sales to external customers	$443,918	$121,583	$565,501
Intersegment sales	26,123	—	26,123
Operating income	33,063	23,903	56,966
Acquisitions of property and equipment	18,900	14,093	32,993
Depreciation and amortization	21,975	5,541	27,516

Nine months ended September 30, 2005:
Net sales to external customers	$401,490	$84,227	$485,717
Intersegment sales	16,935	—	16,935
Operating income	55,889	18,535	74,424
Acquisitions of property and equipment	19,152	7,742	26,894
Depreciation and amortization	21,133	2,848	23,981

Identifiable assets as of September 30, 2006	$503,684	$114,108	$617,792
Identifiable assets as of December 31, 2005	461,890	59,824	521,714
Note 12 — Footwear Restructuring Plan
In June 2006, the Company approved a restructuring plan, under which the Company is restructuring a significant portion of its footwear business. The restructuring includes the discontinuance of a significant portion of the Company’s lifestyle footwear products. Under this restructuring plan, the Company expects to concentrate its footwear sales efforts principally on key accounts served by the Company’s internal sales force and to narrow its footwear reseller base.
During the nine months ended September 30, 2006, the Company recorded charges totaling $3.4 million under the footwear restructuring plan. These amounts included charges of approximately $1.8 million for estimated sales returns and markdown allowances, which are included in net sales. Additional charges of approximately $1.5 million for write-downs of inventories and footwear-specific tooling, displays and equipment are included in cost of goods sold. The remainder of the charges (approximately $0.1 million) is included in operating expenses.
The Company expects the cost of the footwear restructuring to total approximately $5.5 million. The Company expects to complete the footwear restructuring during fiscal 2006, and take additional charges totaling approximately $2.0 million in the fourth quarter of fiscal 2006.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 13 — Related Party Information
The Company leases an aircraft from N2T, Inc. (N2T), a corporation owned by Jim Jannard, Chairman of the Board of Oakley, under which the Company is to make aggregate annual lease payments of $90,000, as well as bear all costs and expenses of operating and maintaining the aircraft. In January 2006, the Company entered into time sharing agreements with each of Mr. Jannard and certain entities owned or controlled by him in order for Mr. Jannard or those entities to share in the use of the aircraft. During the nine months ended September 30, 2006 and 2005, Mr. Jannard and his affiliates reimbursed the Company approximately $1.1 million and $0.9 million, respectively, for operating costs related to use of this aircraft unrelated to the Company’s business. During the nine months ended September 30, 2006 and 2005, the Company recognized approximately $0.6 million, and $0.7 million, net of reimbursements, respectively, in costs and expenses associated with the aircraft.
Additionally, the Company has a trademark license agreement with a limited liability company that is wholly owned by Mr. Jannard (the LLC). Pursuant to this agreement, the LLC has assigned to the Company its right to purchase a truck and trailer to travel the National Hot Rod Association (NHRA) circuit and to sell certain products at NHRA sanctioned events and has agreed to place Oakley’s logo in prominent places on the automobile and crew members’ uniforms.
The Company periodically incurs costs on Mr. Jannard’s behalf for various non-Oakley matters. Mr. Jannard maintains a deposit with the Company to prepay for any such items that is replenished on an periodic basis as needed. As of December 31, 2005, the Company’s net liability to Mr. Jannard for amounts paid to the Company in excess of the actual costs incurred on Mr. Jannard’s behalf was $19,800, and is included in accrued expenses and other current liabilities on the consolidated balance sheet. During the quarter ended September 30, 2006, the amounts paid on behalf of Mr. Jannard by the Company exceeded the amount deposited by Mr. Jannard. As of September 30, 2006, the balance due to the Company from Mr. Jannard was approximately $40,000. Subsequent to September 30, 2006, Mr. Jannard paid the Company $250,000 to repay the balance due and reestablish the deposit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
Oakley is an innovation-driven designer, manufacturer and distributor of consumer products that include premium sunglasses, prescription eyewear, goggles, electronically enabled eyewear, apparel, accessories, footwear and watches. In the United States, we distribute our products through a base of retail accounts that fluctuates between approximately 8,500 and 10,000 accounts, comprising approximately 15,000 to 17,000 locations, depending on seasonality. Our retail account base is comprised of optical stores, sunglass retailers and specialty sports stores, including bike, surf, snow, skate, golf and motorcycle stores, sporting goods stores and department stores.
In the United States, we operate 58 Oakley Store™ retail locations offering a full range of Oakley-branded products and 115 Sunglass Icon™ multi-branded sunglass specialty retail stores. The Optical Shop of Aspen (OSA) operates 18 luxury optical retail stores. Our optical labs in the United States, Japan and Ireland provide prescription eyewear products. The following table summarizes the number of retail stores we operated as of the end of each period (excluding stores operated by others under license):

	Sept. 30,	Dec. 31,	Sept. 30,
	2006	2005	2005
Oakley Stores:
United States	58	44	44
International	10	7	7
Sunglass Icon	115	105	98
Oliver Peoples	2	—	—
The Optical Shop of Aspen	18	—	—

	203	156	149

Internationally, we sell our products through our wholly owned subsidiaries in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa, Switzerland and the United Kingdom. In areas of the world not serviced by us or our subsidiaries, Oakley products are sold through distributors that possess local expertise. These distributors sell our products either exclusively or with complementary products and agree to comply with our marketing philosophy and practices.
Recent Developments
Acquisitions
In February 2006, we acquired privately held Oliver Peoples. Oliver Peoples designs, markets and sells luxury eyewear, primarily to wholesale accounts. In April 2006, we acquired privately held OSA Holding, Inc. and its wholly owned subsidiary, OSA, which operates 18 luxury optical retail stores as of September 30, 2006. During the nine months ended September 30, 2006, we acquired two independent optical retail stores in the United States and substantially all of the operations of our exclusive distributor in Switzerland. We expect these acquisitions to strengthen our capabilities in premium and luxury eyewear, provide growth opportunities within the optics category and complement our multi-branding strategy.

Footwear Restructuring Plan
In June 2006, we approved a restructuring plan, under which we are restructuring a significant portion of our footwear business. The restructuring includes the discontinuance of a significant portion of our lifestyle footwear products. Under this restructuring plan, we expect to concentrate our footwear sales efforts principally on key accounts served by our internal sales force and to narrow our footwear reseller base.
During the nine months ended September 30, 2006, we recorded charges totaling $3.4 million under the footwear restructuring plan. The charges included approximately $1.8 million for estimated sales returns and markdown allowances, which are included in net sales. Additional charges of approximately $1.5 million for write-downs of inventories and footwear-specific tooling, displays and equipment are included in cost of goods sold. The remainder of the charges (approximately $0.1 million) is included in operating expenses.
We expect the cost of the footwear restructuring to total approximately $5.5 million. We expect to complete the footwear restructuring during fiscal 2006, and to take additional charges totaling approximately $2.0 million in the fourth quarter of fiscal 2006.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the balance sheet dates and the reported amounts of revenues and expense for each fiscal period. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.
Revenue Recognition
We recognize wholesale revenue when the following criteria are met: (1) there is persuasive evidence of an arrangement with the customer; (2) the sales price is fixed or determinable; (3) merchandise is shipped and title and risk of loss have passed to the customer in accordance with the terms of sale; and (4) collection of the sales price is reasonably assured. We recognize revenue from our retail operations upon purchase by customers at the point of sale. We also license to third parties the rights to certain intellectual property and other proprietary information and recognize royalty revenues when earned. Generally, we extend credit to our wholesale customers and do not require collateral. We perform ongoing credit evaluations of our wholesale customers and, historically, credit losses have been insignificant and within our expectations.
Our standard sales agreements with wholesale customers do not provide for any rights of return by the customer, other than returns for product warranty related issues. In addition to these product warranty related returns, we may, at our discretion, accept other returns. We record a provision for estimated future warranty related product returns based upon historical data. We record provisions for other returns or sales discounts based upon analysis of, and decisions made regarding, reseller inventories in the distribution channels. Actual returns and claims in future periods may differ from our estimates.

Our standard sales agreements with wholesale customers do not provide for price protection or margin guarantees. We have at times, and at our discretion, provided our wholesale customers with sales discounts or markdown allowances to assist the sell-through of their slow moving inventories. We record provisions for estimated sales discounts, markdown allowances, rebates and similar commitments based upon analysis, and decisions made regarding, reseller inventories in the distribution channels.
Inventory Sale and Purchase Transactions with the Same Third Party
In certain cases, in the electronically enabled eyewear category, we sell eyewear components to a third party electronics vendor and subsequently purchase from the same electronics vendor finished goods containing such eyewear components. The electronics vendor principally sells the finished goods through its distribution channels. We have the right, but not any obligation, to purchase finished goods from the electronics vendor, at a defined price, for sale to our own wholesale and retail customers. The electronics vendor has no right to return eyewear components to us.
To the extent that we have purchased, or intend to purchase, finished goods from the electronics vendor, we defer the recognition of revenue on the sale of the eyewear components to the electronics vendor. If the actual amount of finished goods we purchase from the electronics vendor differs from our estimates, our net sales will be affected. Eyewear components sold to the electronics vendor which we expect to repurchase as part of finished goods are recorded on our balance sheet as consignment inventory held by the electronics vendor. Finished goods purchased from the electronics vendor are placed into our inventory at cost, calculated as the invoice value from the electronics vendor less our margin on the sale of the related eyewear components to such vendor. We recognize the sale of the finished goods, and relieve related inventory, when we sell such finished goods to our wholesale or retail customers.
Inventories
Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, using the first-in, first-out method. We regularly review our inventory based upon our estimated forecast of product demand and production requirements and we write down the value of any obsolete or unmarketable goods to net realizable value. Demand for our products can fluctuate significantly, and can be affected by a number of factors outside our control which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers. If actual future market conditions or demand for our products are less favorable than our current expectations, additional inventory write-downs may be required.
Impairment of Goodwill and Long-Lived Assets
We continually monitor and review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Our estimates of the undiscounted cash flows used to assess impairment and the fair values of assets are dependent on assumptions and estimates we make about expected future operating performance, growth rates, the intended use of assets and other factors. Changes in our assumptions and estimates could have a significant impact on the amounts of any resulting impairment losses. Numerous factors, including changes in our business, industry segment or the global economy could also significantly impact our plans to retain, dispose of or idle certain of our long-lived assets.
We test goodwill and intangible assets with indefinite lives for impairment at least annually, using the fair value based test prescribed by SFAS 142. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Our estimates of fair value and the amounts of any impairment losses are subject to the same assumptions and estimates discussed above. If our future operating performance, or the plans and estimates used in future impairment analyses, are lower than the estimates we have used to assess the potential impairment of these assets, we may be required to recognize impairment losses in the future.
Warranties
We provide limited warranties against manufacturer’s defects under which we will repair or replace defective product returned to us during the warranty period with proof of purchase from an authorized dealer. We estimate the amount of our liability for product warranty costs based on our historical warranty experience and any known product warranty issues. If actual product warranty rates or costs to repair defective product differ significantly from our estimates, our results of operations could be adversely affected.
Income Taxes
Current income tax expense is the amount of income taxes we expect will be payable for the current year applying the provisions of the enacted tax laws. We record a deferred income tax asset or liability for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We assess the value of our deferred tax assets based on expected future taxable income and ongoing, prudent and feasible tax planning strategies. Our evaluation of the value of these assets is necessarily based on our judgment. When we determine that it is more likely than not that these assets will not be realized, we record a valuation allowance to reduce the carrying value of these assets to their expected realizable value. If we subsequently determine that the amount of such deferred tax assets that will be realized differs from our current expectations, we may be required to increase or decrease the valuation allowance, which would affect our provision for income taxes and our net income in the period that such a determination is made.
We believe we have adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not considered probable, the most adverse resolution of these issues could result in additional charges against earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we believe the ultimate resolution of tax issues for all open tax periods will not have a materially adverse effect upon our results of operations or financial condition.
Workers’ Compensation Self Insurance
We are partially self-insured for workers’ compensation insurance coverage. Under this insurance program, we are liable up to a deductible of $250,000 for each individual claim and up to an aggregate amount of $2.4 million for all claims incurred during the annual policy period. We record a liability for the actuarially estimated cost of reported claims, and claims incurred but not reported, based upon our historical experience and other factors. Important estimates include the number of claims incurred, the future costs to settle open claims and other factors. We adjust our estimates from time to time based upon our actual experience and other factors. If the actual number of claims or the average cost per claim we experience in the future differs significantly from our estimates, our cost under this program and our results of operations may be affected.
Results of Operations
We report net sales in three product categories—optics; apparel, footwear and accessories (AFA); and other. The optics category includes our sunglasses, prescription eyewear, goggles, electronically enabled eyewear and eyewear-related accessories. The AFA category includes our apparel, footwear, watches and accessories. The other category represents sales of eyewear brands not owned or licensed by us, but sold through our specialty eyewear retail stores.

Three Months Ended September 30, 2006 and 2005
Net sales by product category
Net sales increased to $210.2 million for the three months ended September 30, 2006 from $173.4 million for the three months ended September 30, 2005, an increase of $36.8 million, or 21.2%.
Net sales in our optics category were $148.8 million for the three months ended September 30, 2006 compared to $118.8 million for the three months ended September 30, 2005, an increase of $30.0 million or 25.3%. The growth in optics net sales reflects increased sales of sunglasses, including strong contributions from new sunglass styles and the launch of a new women’s line of sunglasses, and a strong contribution from our prescription eyewear business. The increase in net sales also reflects the sales contribution of the businesses we acquired in 2006, which represented 41.6% of the increase in optics category sales. These increases were partially offset by a decline in electronically enabled eyewear products compared to the third quarter of 2005. The optics category generated 70.8% of our total net sales during the quarter ended September 30, 2006 compared to 68.5% for the comparable 2005 period.
Net sales in our AFA category were $46.3 million for the three months ended September 30, 2006 compared to $45.3 million for the three months ended September 30, 2005, an increase of $1.0 million or 2.4%. This increase reflects increased sales volumes in apparel and watches, partially offset by lower sales of footwear. The AFA category represented 22.0% of our total net sales during the quarter ended September 30, 2006 compared to 26.1% for the comparable 2005 period.
Net sales of our other products category were $15.1 million for the three months ended September 30, 2006 compared to $9.4 million for the three months ended September 30, 2005, an increase of $5.7 million or 60.5%. The increase reflects the sales contribution of the businesses we acquired in 2006, which represented approximately 83.8% of the increase in other category sales, and the increase in the number of sunglass and optical specialty stores we operate. The other products represented 7.2% of our total net sales during the quarter ended September 30, 2006 compared to 5.4% for the comparable 2005 period.
Net sales by geographic region
Our U.S. net sales were $116.7 million for the three months ended September 30, 2006, compared to $91.3 million for the three months ended September 30, 2005, an increase of $25.4 million, or 27.9%. U.S. net sales in our wholesale operations increased $10.8 million, or 18.2%, to $69.9 million for the three months ended September 30, 2006, compared to $59.2 million for the comparable 2005 period, principally due to increased sales volume in the optics category discussed above.
Net sales in our U.S. retail operations, including our e-commerce and telesales business, were $46.8 million for the three months ended September 30, 2006, compared to $32.1 million for the three months ended September 30, 2005, an increase of $14.7 million or 45.7%. The increase in retail sales reflects the OSA and Oliver Peoples retail stores we acquired, an increase in the number of Oakley and Sunglass Icon retail stores we operate and higher comparable store sales (stores open at least twelve months). During the last twelve months, we opened 31 new stores in the U.S., bringing the totals to 58 Oakley stores and 115 Sunglass Icon stores at September 30, 2006. OSA operates 18 luxury optical retail stores as of September 30, 2006.
Our international net sales were $93.5 million for the three months ended September 30, 2006, compared to $82.1 million for the comparable 2005 period, an increase of $11.3 million, or 13.8%. A weaker U.S. dollar relative to foreign currencies increased reported international net sales growth by approximately 2.4 percentage points, or $2.0 million. The Americas (non-U.S.) and Asia Pacific regions reported significant sales growth in both the optics and AFA categories. In the EMEA (Europe, Middle East, and Africa)

region, we experienced substantial growth in the optics category, partially offset by weak demand for our AFA products.
Gross profit
Gross profit increased to $113.1 million for the three months ended September 30, 2006 from $94.5 million for the three months ended September 30, 2005, an increase of $18.6 million, or 19.7%. Gross margin, or gross profit as a percentage of net sales, decreased to 53.8% for the quarter ended September 30, 2006 from 54.5% in the comparable 2005 period. Gross profit for the three months ended September 30, 2005 included the benefit of $1.7 million in unrealized gains from changes in the fair value of foreign currency derivatives, while the 2006 period included unrealized losses of $0.3 million. The decrease in gross profit also reflects $0.2 million of charges recorded in the three months ended September 30, 2006 related to the footwear restructuring discussed above.
Non-GAAP gross margin excludes the footwear restructuring charges and the impact of changes in the fair value of foreign currency derivatives. Non-GAAP gross margin was 54.0% for the three months ended September 30, 2006 compared to 53.5% for the three months ended September 30, 2005 primarily due to improved sales mix in the optics category which generates a relatively higher gross profit as a percentage of net sales and the favorable impact of increased manufacturing volumes. These factors were partially offset by charges of $1.3 million for sales returns, sales discounts and inventory writedowns relating to our electronically enabled eyewear products, $1.3 million in writedowns of obsolete prescription eyewear inventories and increased disposal of end of life AFA merchandise. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Non-GAAP Financial Measures,” included in this report.
Operating expenses
Operating expenses for the three months ended September 30, 2006 were $87.0 million compared to $70.2 million for the three months ended September 30, 2005, an increase of $16.8 million, or 23.9%. As a percentage of net sales, operating expenses increased to 41.4% of net sales for the three months ended September 30, 2006 compared to 40.5% of net sales for the comparable 2005 period. The overall increase in operating expenses principally reflects higher operating expenses of $4.9 million in our expanded retail operations (including OSA), $4.4 million of additional operating expenses resulting from our acquisition of Oliver Peoples and increased compensation and related benefit costs of $3.7 million. The increase in compensation and benefit costs includes a $0.8 million increase in stock compensation expense principally resulting from our adoption of SFAS 123R as of the beginning of fiscal 2006.
Research and development expenses increased $2.1 million to $6.3 million for the three months ended September 30, 2006 compared to $4.2 million for the comparable 2005 period. As a percentage of net sales, research and development expenses were 3.0% of net sales for the three months ended September 30, 2006 compared to 2.4% of net sales for the three months ended September 30, 2005. The increase in research and development expenses is primarily due to increased design personnel costs and related benefits of $1.0 million and a $0.8 million increase in product development costs.
Selling expenses increased $6.6 million to $51.0 million for the three months ended September 30, 2006 from $44.4 million for the three months ended September 30, 2005. As a percentage of net sales, selling expenses were 24.2% of net sales for the three months ended September 30, 2006 compared to 25.6% of net sales for the three months ended September 30, 2005. Retail selling expenses for the quarter ended September 30, 2006 increased $3.2 million over the comparable 2005 period, principally reflecting the increase in the number of retail stores we operate, including OSA. The Oliver Peoples business, acquired in the first quarter of fiscal 2006, accounted for a $2.4 million increase in selling expenses. Additional increases in non-retail selling expenses include a $1.8 million increase in sales commissions due to higher sales volume and a $1.6 million increased personnel costs and related benefits, partially offset by a $1.4 million decrease in advertising and marketing expenses.
Shipping and warehousing expenses increased approximately $1.0 million to $5.4 million for the three months ended September 30, 2006 from $4.5 million for the three months ended September 30, 2005. The increase principally reflects increased sales volume in the 2006 period. As a percentage of net sales, shipping expenses remained at 2.6% of net sales for the three months ended September 30, 2006 and 2005.
General and administrative expenses were $24.3 million for the three months ended September 30, 2006, compared to $17.2 million for the three months ended September 30, 2005. As a percentage of net sales, general and administrative expenses were 11.6% of net sales for the three months ended September 30, 2006 compared to 9.9% of net sales for the three months ended September 30, 2005. General and administrative expenses related to our retail operations increased $1.7 million, principally reflecting the increase in the number of retail stores we operate, including OSA. Other factors contributing to the increase in general and administrative expenses were a $2.2 million increase in personnel and related benefit costs, a $1.4 million increase in professional fees and a $0.4 million increase in amortization of intangible assets related to the businesses we acquired in 2006. The change in general and administrative expenses also includes a $0.4 million increase in stock compensation expense resulting from our adoption of SFAS 123R.
Operating income
Our operating income increased to $26.1 million, or 12.4% of net sales, for the three months ended September 30, 2006 from $24.2 million, or 14.0% of net sales for the comparable 2005 period, an increase of $1.9 million or 7.7%. The decrease in operating income as a percentage of net sales reflects the impact of changes in the fair value of foreign currency derivatives and the increases in general and administrative expenses discussed above.
Interest expense, net
Our interest expense, net of interest income, increased to $0.3 million for the three months ended September 30, 2006 compared to net interest income of $0.1 million in the comparable 2005 period. Interest expense was $0.8 million for the three months ended September 30, 2006 compared to $0.4 million in the comparable 2005 period due to higher outstanding borrowings under our line of credit and higher interest rates on variable-rate borrowings. Interest income was approximately $0.5 million for each of the three months ended September 30, 2006 and 2005.
Income taxes
The provision for income taxes was $8.5 million for the three months ended September 30, 2006, compared to $8.3 million for the three months ended September 30, 2005. Our effective tax rate for the three months ended September 30, 2006 was 32.8%, compared to 34.0% for the three months ended September 30, 2005. During the quarter, we concluded that our effective tax rate for fiscal year 2006 will be approximately 34.0%. The lower tax rate for the three months ended September 30, 2006 reduces our year to date provision for income taxes for fiscal year 2006 to 34%.
During 2004, we were under audit by the IRS for the years ended December 31, 2000 and 2001. On August 2, 2004, the IRS notified us of a proposed audit adjustment related to advance payment agreements executed by us in December 2000 with our foreign sales corporation, Oakley International Inc., and two wholly owned foreign subsidiaries. The adjustment could result in additional tax liability and penalties of approximately $11.2 million. We believe that our position with respect to this issue will ultimately prevail on its merits and therefore we do not expect to pay the additional tax and penalties reflected in this adjustment. We are continuing to protest this adjustment with the IRS and we intend to continue to assert and defend our position through applicable IRS administrative and/or judicial procedures. Accordingly, we have not provided any amounts in our financial statements for the settlement of this matter. In the event that we do not prevail under protest, we expect that the adjustment should not have a material impact on our financial results because we have insurance in place which we believe will cover such adjustment and any associated expenses.
Net income
Net income increased to $17.3 million for the three months ended September 30, 2006 from $16.1 million for the three months ended September 30, 2005, an increase of $1.3 million or 7.9%.
Nine Months Ended September 30, 2006 and 2005
Net sales by product category
Net sales increased to $565.5 million for the nine months ended September 30, 2006 from $485.7 million for the nine months ended September 30, 2005, an increase of $79.8 million, or 16.4%.
Optics category net sales were $414.2 million for the nine months ended September 30, 2006 compared to $345.1 million for the nine months ended September 30, 2005, an increase of $69.1 million or 20.0%. The increase in optics net sales reflects the sales contribution of the businesses we acquired in 2006, which represented 48.6% of the increase in optics category sales, combined with strong growth in our existing business from new sunglass styles, the launch of a new women’s line of sunglasses and increased sales of our prescription eyewear styles. These increases were partially offset by lower sales of electronically enabled eyewear products. Additionally, we recorded increased provisions of $4.4 million for sales returns and markdown allowances for electronically enabled eyewear products during the nine months ended September 30, 2006. The optics category generated 73.2% of our total net sales during the nine months ended September 30, 2006 compared to 71.1% in the comparable 2005 period.
Net sales in our AFA category were $113.6 million for the nine months ended September 30, 2006 compared to $115.4 million for the nine months ended September 30, 2005, a decrease of $1.7 million or 1.5%. This decrease reflects our previously announced plans to realign our apparel business and exit from a significant portion of our footwear business. As part of the footwear restructuring, we recorded charges of $1.8 million for returns and discounts during the nine months ended September 30, 2006. Additionally, we experienced execution and delivery issues affecting our spring apparel line which resulted in higher order cancellations. The AFA category represented 20.1% of our total net sales during the quarter ended September 30, 2006 compared to 23.8% for the comparable 2005 period.
Other products category net sales were $37.7 million in the first nine months of 2006 compared to $25.2 million in the first nine months of 2005, an increase of $12.4 million, or 49.3%. The increase reflects the sales contribution of the businesses we acquired in 2006, which represented 65.5% of the increase in other category sales, and the increase in the number of sunglass and optical specialty stores we operate. The other products category generated 6.7% of our total net sales during the nine months ended September 30, 2006 compared to 5.2% for the comparable 2005 period.
Net sales by geographic region
Our U.S. net sales were $317.7 million for the nine months ended September 30, 2006, compared to $254.7 million for the nine months ended September 30, 2005, an increase of $62.9 million, or 24.7%. U.S. net sales in our wholesale operations increased $25.6 million, or 15.0%, to $196.1 million for the nine months ended September 30, 2006, compared to $170.5 million for the comparable 2005 period, principally due to increased sales volume in the optics category discussed above.

Net sales in our U.S. retail operations, including our e-commerce and telesales business, were $121.6 million for the nine months ended September 30, 2006, compared to $84.2 million for the nine months ended September 30, 2005, an increase of $37.4 million or 44.4%. The increase in retail sales principally reflects an increase in the number of Oakley and Sunglass Icon retail stores we operate, the OSA and Oliver Peoples retail stores we acquired and higher comparable store sales (stores open at least twelve months).
Our international net sales were $247.8 million for the nine months ended September 30, 2006 compared to $231.0 million for the comparable 2005 period, an increase of $16.9 million, or 7.3%. The Americas (non-U.S.) region reported significant growth in both the optics and AFA product categories. Our EMEA (Europe, Middle East, and Africa) experienced growth in the optics category, partially offset by decreases in electronically enabled eyewear and lower AFA net sales. In the Asia Pacific region, increased sales of sunglasses and goggles were offset by lower sales of electronically enabled eyewear products and AFA due to lower apparel sales and the sales discounts we recorded in connection with the footwear restructuring. Changes in foreign currency exchange rates did not have a significant net impact on our reported international net sales growth for the nine months ended September 30, 2006.
Gross profit
Gross profit increased to $308.3 million for the nine months ended September 30, 2006 from $282.9 million for the nine months ended September 30, 2005, an increase of $25.5 million, or 9.0%. Gross margin, or gross profit as a percentage of net sales, decreased to 54.5% for the nine months ended September 30, 2006 from 58.2% in the comparable period. Gross profit for the nine months ended September 30, 2005 included the benefit of $11.1 million in unrealized gains from changes in the fair value of foreign currency derivatives, while the 2006 period included unrealized losses of $3.7 million. The decrease in gross profit also reflects $3.3 million of charges recorded in the nine months ended September 30, 2006 related to the footwear restructuring discussed above.
Non-GAAP gross margin excludes the footwear restructuring charges and the impact of changes in the fair value of foreign currency derivatives. Non-GAAP gross margin was 55.6% for the nine months ended September 30, 2006 compared to 56.0% for the nine months ended September 30, 2005 primarily due to increased provisions for sales returns and markdowns related to the our electronically-enabled eyewear products of $4.4 million in the first nine months of 2006, increased provisions for obsolete prescription eyewear inventories and lower margins on our apparel and footwear products resulting from the disposal of out of season inventory. These factors were partially offset by improved sales mix in the optics category, which generates relatively higher gross profit as a percentage of net sales, and the favorable impact of increased manufacturing volume. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Non-GAAP Financial Measures,” included in this report.
Operating expenses
Operating expenses for the nine months ended September 30, 2006 increased to $251.4 million from $208.4 million for the nine months ended September 30, 2005, an increase of $42.9 million, or 20.6%. As a percentage of net sales, operating expenses increased to 44.5% of net sales for the nine months ended September 30, 2006 compared to 42.8% of net sales for the comparable 2005 period. The overall increase in operating expenses principally reflects higher operating expenses of $12.1 million in our expanded retail operations (including OSA), $12.2 million of additional operating expenses resulting from our acquisition of Oliver Peoples and increased compensation and related benefit costs of $9.2 million. The increase in compensation and benefit costs includes a $2.2 million increase in stock compensation expense principally resulting from our adoption of SFAS 123R as of the beginning of fiscal 2006.

Research and development expenses increased $4.5 million to $17.3 million for the nine months ended September 30, 2006 compared to $12.8 million for the comparable 2005 period. As a percentage of net sales, research and development expenses were 3.1% of net sales for the nine months ended September 30, 2006 compared to 2.6% of net sales for the nine months ended September 30, 2005. The increase in research and development expenses is primarily due to higher design personnel and related benefit costs of $2.8 million and $1.1 million of higher product design expenses related to increased new product designs and our accelerated product release schedule.
Selling expenses increased $20.3 million to $150.7 million for the nine months ended September 30, 2006 from $130.4 million for the comparable 2005 period. As a percentage of net sales, selling expenses were 26.7% of net sales for the nine months ended September 30, 2006 compared to 26.8% of net sales for the nine months ended September 30, 2005. Retail selling expenses for the nine months ended September 30, 2006 increased $8.4 million over the comparable 2005 period, principally reflecting the increase in the number of retail stores we operate, including OSA. The Oliver Peoples business, acquired in the first quarter of fiscal 2006, accounted for a $6.3 million increase in selling expenses. The increase in selling expenses also reflects increased marketing activities to support earlier introductions of 2006 sunglass styles, including the launch of our first women’s line of sunglasses, and our branding efforts during the 2006 Winter Olympics. Additional increases in non-retail selling expenses include $3.2 million for increased sales personnel compensation and related benefit costs; $3.2 million for increased sales commissions due to higher sales volume; and $1.7 million in increased advertising and marketing expenses.
Shipping and warehousing expenses were $15.4 million for the nine months ended September 30, 2006 compared to $13.1 million for the comparable 2005 period. The increase reflects increased sales volume in the 2006 period and $0.9 million in costs associated with the relocation of our European optics warehouse from France to a third party logistics facility in the Netherlands. As a percentage of net sales, shipping expenses remained at 2.7% of net sales for the first nine months of 2006 and 2005.
General and administrative expenses were $68.0 million for the nine months ended September 30, 2006, compared to $52.1 million for the comparable 2005 period. As a percentage of net sales, general and administrative expenses were 12.0% of net sales for the nine months ended September 30, 2006 compared to 10.7% of net sales for the nine months ended September 30, 2005. General and administrative expenses related to our retail operations increased $3.5 million, principally reflecting the increase in the number of retail stores we operate, including OSA. Other factors contributing to the increase in general and administrative expenses were a $6.0 million increase in personnel and related benefit costs, a $2.4 million increase in professional fees and a $1.7 million increase in amortization of intangible assets related to the businesses we acquired in 2006. The change in general and administrative expenses also includes a $0.9 million increase in stock compensation expense resulting from our adoption of SFAS 123R. These increases were partially offset by a $0.6 million decrease in bad debt expense.
Operating income
Operating income decreased to $57.0 million, or 10.0% of net sales, for the nine months ended September 30, 2006 from $74.4 million, or 15.4% of net sales for the comparable 2005 period, a decrease of $17.5 million or 23.5%, due to the various factors discussed above. The decrease in operating income as a percentage of net sales principally reflects the impact of changes in the fair value of foreign currency derivatives and the increases in general and administrative expenses discussed above.
Interest expense, net
Net interest expense was $0.7 million for the nine months ended September 30, 2006 compared to net interest income of $0.1 million in the comparable 2005 period primarily. Interest expense was $2.3 million for the nine months ended September 30, 2006 compared to $1.1 million in the comparable 2005 period due to higher outstanding borrowings under our line of credit and higher interest rates on variable-rate borrowings. Interest income increased to $1.6 million for the nine months ended September 30, 2006 compared to $1.2 million in the comparable 2005 period.
Income taxes
The provision for income taxes was $19.1 million for the nine months ended September 30, 2006, compared to $24.5 million for the nine months ended September 30, 2005. Our effective tax rate for the nine months ended September 30, 2006 was 34.0%, compared to 32.8% for the nine months ended September 30, 2005. The increase in the effective tax rate reflects a benefit included in the nine months ended September 30, 2005 from an income tax refund of approximately $0.8 million related to amended prior period state income tax returns.
Net income
Net income was $37.1 million for the nine months ended September 30, 2006 compared to $50.1 million for the nine months ended September 30, 2005, a decrease of $13.0 million or 25.9%.
Liquidity and Capital Resources
Our cash and cash equivalents were $30.7 million at September 30, 2006 compared to $82.2 million at December 31, 2005. The decrease was primarily due to our acquisitions of Oliver Peoples and OSA, payments for capital expenditures and payments to repurchase shares of our common stock, partially offset by cash provided by operations. We have historically financed our business almost entirely with cash flow generated from operations and borrowings under our credit facilities. We believe that our existing cash and cash equivalents, available borrowings under our $185 million credit agreement and anticipated cash flows from operations will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months. We may also consider acquisition opportunities or increases in our capital spending to extend our product lines or expand our retail operations. In order to fund any such capital expenditures or complete acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. There can be no assurance that additional financing, if necessary, will be available on terms acceptable to us or at all.
Cash provided by operating activities totaled $54.0 million for the nine months ended September 30, 2006 compared to $40.0 million for the comparable 2005 period. Operating cash flow for the nine months ended September 30, 2006 reflects our net income of $37.1 million and net non-cash charges (depreciation and amortization, stock-based compensation, changes in the fair value of derivative instruments and other) of $35.2 million, partially offset by net working capital increases (principally inventories and accounts receivable) of $18.3 million.
At September 30, 2006, our working capital was $182.6 million compared to $250.8 million at December 31, 2005. Working capital may vary from time to time as a result of seasonality, new product introductions, changes in accounts receivable and inventory levels and other factors. Accounts receivable, less allowances for doubtful accounts, were $115.8 million at September 30, 2006 compared to $99.4 million at December 31, 2005 and $104.5 million at September 30, 2005. Accounts receivable days outstanding, based on wholesale net sales, were at 64 at September 30, 2006 compared to 56 at December 31, 2005 and 67 at September 30, 2005. Inventories increased to $154.1 million at September 30, 2006 compared to $119.0 million at December 31, 2005 and $128.0 million at September 30, 2005. The increased inventory reflects the inventories of the businesses we acquired in 2006, the expansion of our retail operations and seasonally higher inventories of goggles and AFA products. Inventory turns were 2.5 at September 30, 2006 compared to 2.6 at December 31, 2005 and 2.5 at September 30, 2005.

Cash used in investing activities of $115.4 million for the nine months ended September 30, 2006 principally consisted of payments of $83.2 million for business acquisitions, net of acquired cash of $1.6 million, and payments for capital expenditures of $33.0 million. Cash used in investing activities of $28.5 million for the nine months ended September 30, 2005 principally consisted of payments for capital expenditures of $26.9 million. Capital expenditures for the nine months ended September 30, 2006 included $14.1 million for our retail operations. As of September 30, 2006, we had commitments of approximately $1.5 million for future capital expenditures, which we expect to fund with cash flows from operations or available borrowings under our credit agreement.
In connection with the acquisitions we completed during the nine months ended September 30, 2006, $3.0 million was held back to be available for the payment of contingent indemnification obligations and is recorded as a liability on the condensed consolidated balance sheet at September 30, 2006. Up to $6.5 million in additional cash consideration will be payable if acquired companies achieve certain financial performance targets over specified periods following the dates of acquisition. This additional consideration, if paid, will be accounted for as additional purchase price and will increase the goodwill arising in the acquisitions.
Cash provided by financing activities of $9.8 million for the nine months ended September 30, 2006 principally consisted of net borrowings under credit facilities of $17.4 million and proceeds from the exercise of stock options of $2.3 million, partially offset by payments of $10.4 million to repurchase shares of our common stock. For the nine months ended September 30, 2005, cash provided by financing activities of $4.6 million principally consisted of proceeds from the exercise of stock options of $18.5 million, partially offset by payments of $11.0 million to repurchase shares of our common stock and the net repayment of borrowings under credit facilities of $2.9 million.
During the nine months ended September 30, 2006, we repurchased approximately 657,100 shares of our common stock at an average price of $15.75 per share. As of September 30, 2006, the approximate dollar value of shares that may yet be repurchased under the under the $20.0 million share repurchase program we announced on March 15, 2005 was $3.3 million. On September 25, 2006, we announced a new stock repurchase plan under which we may repurchase up to an additional $20.0 million of our common stock in the open market from time to time as market conditions warrant. As of September 30, 2006, no shares had been repurchased under this program.
In September 2006, we declared a cash dividend of sixteen cents per share of Oakley common stock. The dividend was paid on October 27, 2006 to shareholders of record on October 13, 2006. As of September 30, 2006, the dividend payable of $11.0 million is recorded as a liability in the condensed consolidated balance sheet. Any future dividends are at the discretion, and subject to the approval, of our Board of Directors and compliance with Washington corporate law.
Credit Agreement
In September 2006, we entered into a $185.0 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for borrowings in multiple currencies by us and certain of our subsidiaries and for the issuance of letters of credit. The Credit Agreement expires in September 2011. Upon the effectiveness of the Credit Agreement, we cancelled our previously existing $75.0 million credit agreement and repaid the borrowings outstanding thereunder.
Borrowings under the Credit Agreement bear interest at variable rates based upon the bank’s prime lending rate or LIBOR, plus specified margins. The effective interest rate on borrowings outstanding under the Credit Agreement as of September 30, 2006 was 8.25%. We are required to pay a commitment fee on the daily unused amount of the commitments under the Credit Agreement and other fees as specified in the agreement. As of September 30, 2006, outstanding borrowings under the Credit Agreement were $22.5 million.
The Credit Agreement contains various restrictive covenants that require that we maintain certain financial ratios and that may limit our ability, among other things, to incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; or make investments. As of September 30, 2006, we were in compliance with all restrictive covenants and financial ratio requirements of the Credit Agreement. Our obligations under the Credit Agreement are unsecured.
Certain of our subsidiaries also have lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 1.0% to 5.9%. Some of our subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 4.8% to 11.5%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts is $27.8 million, of which $9.5 million was outstanding at September 30, 2006.
Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of September 30, 2006:

		Oct. - Dec.
	Total	2006	2007	2008	2009	2010	Thereafter
Lines of credit	$32,005	$32,005	$—	$—	$—	$—	$—
Long-term debt	9,612	881	8,731	—	—	—	—
Interest payable on long-term debt	557	144	413	—	—	—	—
Letters of credit	2,257	2,257	—	—	—	—	—
Operating leases	161,752	6,863	26,287	23,746	22,191	20,789	61,876
Endorsement contracts (1)	6,441	1,860	4,288	249	22	22	—
Product purchase commitments (2)	98,724	38,444	33,530	9,000	9,000	8,750	—
Capital purchase commitments	1,538	1,538	—	—	—	—	—
Additional consideration for business acquisitions	3,000	—	1,000	2,000	—	—	—

	$315,886	$83,992	$74,249	$34,995	$31,213	$29,561	$61,876

(1)	We have entered into endorsement contracts with selected athletes and others who endorse our products. Under these contracts, we have agreed to pay certain incentives based on specific achievements in addition to minimum annual payments. The amounts listed above for endorsement contracts represent approximate amounts of minimum payments required under these contracts. Actual amounts paid under these contracts may differ from the amounts listed as a result of the conditional components of these obligations.

(2)	Amounts listed for purchase obligations represent contractual agreements, letters of credit and open purchase orders for products or services to be incurred in the ordinary course of business, which are enforceable and legally binding and specify all significant terms.
Seasonality
Historically, our sales have been highest in the period from March to September, the period during which sunglass use is typically highest in the northern hemisphere. As a result, our operating margins are typically lower in the first and fourth quarters, as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, we typically build sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. In addition, sales of apparel, footwear and accessories, which generate gross profits at lower levels than do sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to our gross profit in the second quarter, which historically has been the highest of the year.

Inflation
We do not believe inflation has had a material impact on our operations in the past, although there can be no assurance that this will continue to be the case in the future.
Non-GAAP Financial Measures
This report includes a discussion of “non-GAAP gross margin,” which is a non-GAAP financial measure. We provide this non-GAAP measure as a supplement to financial results based on GAAP. Non-GAAP gross margin differs from the most comparable GAAP measure, gross profit as a percentage of net sales, by excluding footwear restructuring charges and the impact of changes in the fair value of foreign currency derivatives not designated as cash flow hedges. A detailed reconciliation of non-GAAP gross margin to gross profit as a percentage of net sales is set forth in the table below. We encourage readers to review this reconciliation.
The footwear restructuring charges include provisions for estimated sales returns and markdown allowances (included in net sales) and write-downs of inventories and footwear-specific tooling, displays and equipment (included in cost of goods sold). Changes in the fair value of foreign currency derivatives not designated as cash flow hedges are included in cost of goods sold. Such changes (gains or losses) are recorded based upon the impact of changes in foreign currency exchange rates on the value of the foreign currency derivatives which we have purchased as part of our program to mitigate risks due to fluctuations in currency exchange rates.
We present non-GAAP gross margin to provide additional insight into our underlying operating results. We believe that excluding the non-cash gains and losses from changes in the fair value of these foreign currency derivatives, and the impact of the footwear restructuring charges, provides meaningful and useful information regarding the underlying trends in product margins based on actual production costs. Non-GAAP gross margin also enhances comparisons of our results of operations with historical periods. We use non-GAAP gross margin in reviewing product margins, making product pricing decisions, and analyzing product category profitability.
Non-GAAP financial measures have certain limitations because they do not reflect all of the costs associated with the operation of our business as determined in accordance with GAAP and may be different from non-GAAP measures used by other companies. Readers should consider non-GAAP gross margin in addition to, and not as a substitute for, or superior to, gross profit as a percentage of net sales determined in accordance with GAAP. We seek to compensate for the limitations of this non-GAAP measure by providing descriptions of the reconciling items and a reconciliation of the non-GAAP measure to the most directly comparable GAAP measure so that investors can appropriately incorporate the non-GAAP measure and its limitations into their analyses. Additional information on the changes in the fair value of foreign currency derivatives not designated as cash flow hedges and the footwear restructuring charges is included in Notes 8 and 12 to the accompanying unaudited condensed consolidated financial statements.

A reconciliation of non-GAAP gross margin to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows (in thousands):

			Change in fair
		Footwear	value of foreign	Calculation of
	Reported	restructuring	currency	non-GAAP
	under GAAP	charges	derivatives	gross margin (1)
Three months ended September 30, 2006
Net sales	$210,219	$(22)	$—	$210,241
Cost of goods sold	97,120	157	295	96,668

Gross profit	$113,099	$(179)	$(295)	$113,573
Gross profit as a % of net sales	53.8%
Non-GAAP gross margin				54.0%

Three months ended September 30, 2005
Net sales	$173,447	$—	$—	$173,447
Cost of goods sold	78,997	—	(1,671)	80,668

Gross profit	$94,450	$—	$1,671	$92,779
Gross profit as a % of net sales	54.5%
Non-GAAP gross margin				53.5%

Nine months ended September 30, 2006
Net sales	$565,501	$(1,847)	$—	$567,348
Cost of goods sold	257,164	1,490	3,702	251,972

Gross profit	$308,337	$(3,337)	$(3,702)	$315,376
Gross profit as a % of net sales	54.5%
Non-GAAP gross margin				55.6%

Nine months ended September 30, 2005
Net sales	$485,717	$—	$—	$485,717
Cost of goods sold	202,846	—	(11,063)	213,909

Gross profit	$282,871	$—	$11,063	$271,808
Gross profit as a % of net sales	58.2%
Non-GAAP gross margin				56.0%

(1)	We do not use non-GAAP net sales or non-GAAP cost of goods sold separately as non-GAAP financial measures. Non-GAAP net sales and non-GAAP cost of goods sold are presented herein solely for the purpose of illustrating the computation of non-GAAP gross margin.
Forward-Looking Statements
This report contains certain statements of a forward-looking nature. Such statements are made pursuant to the “forward-looking statements” and “safe harbor” provisions within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include, but are not limited to, statements regarding growth and strategies, future operating and financial results, financial expectations and current business indicators and are typically identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to:
•	risks related to the sale of new sunglass and electronically enabled eyewear product introductions;

•	execution of the footwear restructuring and realignment of product categories;

•	our ability to integrate acquired businesses in a timely and efficient manner without unduly diverting the attention of senior management and our ability to operate these businesses in accordance with our plans;

•	our ability to manage rapid growth;

•	new and existing channel inventory management risks related to the limited visibility of future sunglass orders associated with our “at once” production and fulfillment business model;

•	the ability to identify qualified manufacturing partners;

•	the ability to coordinate product development and production processes with those partners;

•	the ability of those manufacturing partners and our internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable us to achieve timely delivery of finished goods to our customers;

•	the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules;

•	the dependence on optics sales to our largest customer, Luxottica Group S.p.A., which, as a major competitor, could materially alter or terminate its relationship with us;

•	our ability to expand and grow our distribution channels and our retail operations;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers;

•	a weakening of economic conditions could continue to reduce demand for the products we sell and could adversely affect our profitability, especially in our retail operations;

•	terrorist acts, or the threat thereof, could adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect our operations and financial performance;

•	our ability to integrate licensing arrangements without adversely affecting operations and the success of such initiatives;

•	the ability to continue to develop and produce innovative new products and introduce them in a timely manner;

•	the acceptance in the marketplace of our new products and changes in consumer preferences;

•	reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of our products, could result in a buildup of inventory;

•	the ability to source raw materials and finished products at favorable prices to us;

•	the potential impact of periodic power crises on our operations including temporary blackouts at our facilities;

•	foreign currency exchange rate fluctuations;

•	earthquakes or other natural disasters;

•	our ability to identify and successfully execute cost control initiatives;

•	the impact of quotas, tariffs, or safeguards on the importation or exportation of our products; and,

•	other risks outlined in our SEC filings, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2005 and other filings made periodically by us.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update this forward-looking information. Nonetheless, we reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
We have direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa, Switzerland and the United Kingdom, which collect receivables at future dates in the customers’ local currencies and purchase finished goods primarily in U.S. dollars. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we use foreign exchange contracts in the form of forward and option contracts.
The following is a summary of all foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) we held at September 30, 2006 (in thousands):

	U.S. Dollar		Fair Value
Currency	Equivalent	Maturity Dates	Gain (Loss)
Australian dollar	$1,119	Oct. 2006 — Dec. 2006	$13
British pound	14,823	Oct. 2006 — Dec. 2007	(198)
Canadian dollar	6,290	Oct. 2006 — Sept. 2007	(17)
Euro	13,434	Oct. 2006 — June 2007	(37)
Japanese yen	16,920	Oct. 2006 — Mar. 2008	923

	$52,586		$684

We use, and plan to continue to use, foreign exchange contracts as part of our strategy to manage our exposure to foreign currency exchange rate fluctuations. These foreign exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, we may, for various reasons, decide to either expand or reduce the level of foreign exchange contracts we hold. Based upon the foreign exchange contracts we held at September 30, 2006, if the value of the U.S. dollar were to hypothetically decrease by 10% relative to the foreign currencies which we have hedged with foreign exchange contracts, our gross profit and our pre-tax income would decrease by approximately $5.8 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S dollars at the same hypothetical rate.
We have exposure to credit losses in the event of nonperformance by counterparties to foreign exchange contracts but we have no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, we enter into derivative financial instruments with counterparties who are leading global financial institutions. We anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitor the credit standing of the counterparties.
Interest Rate Risk
We are subject to interest rate risk related to fluctuations in the rates of interest we pay on our variable rate debt, including borrowings under the Credit Agreement and the credit facilities available to certain of our subsidiaries. Outstanding borrowings under these arrangements totaled $32.0 million at September 30, 2006. Based on the weighted average interest rate of 8.25% applicable to borrowings outstanding under the Credit Agreement, if interest rates were to hypothetically increase by 10%, and to the extent that borrowings remain outstanding, for every $1.0 million of borrowings outstanding our interest expense would increase by approximately $8,250 per year.

As part of our strategy to manage the level of our exposure to fluctuations in interest rates, we entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of a ten-year real estate term loan which matures in September 2007. As of September 30, 2006, the fair value of the interest rate swap agreement was not significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various claims, complaints and other legal actions that arise in the normal course of business from time to time. We believe the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on our consolidated results of operations or financial position.
Item 1A. Risk Factors
Information on risk factors is set forth in “Part I — Item 1A. Risk Factors” to our Annual Report on Form 10-K for the year ended December 31, 2005. During the period covered by this report, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no unregistered sales of equity securities during the quarter ended September 30, 2006.
Issuer Purchases of Equity Securities
We purchased no shares of our equity securities during the quarter ended September 30, 2006. As of September 30, 2006, the approximate dollar value of shares that may yet be repurchased under the share repurchase program we announced on March 15, 2005 was $3.3 million.
On September 25, 2006, we announced a new stock repurchase plan under which we may repurchase up to an additional $20.0 million of our common stock in the open market from time to time as market conditions warrant. As of September 30, 2006, no shares had been repurchased under this program.

Item 6. Exhibits
3.1	Articles of Incorporation of the Company, previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080), is incorporated herein by reference.

3.2	Amendment No. 1 to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996, previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company), previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998, is incorporated herein by reference.

10.1	Credit Agreement, dated as of September 22, 2006, among Oakley, Inc., the Borrowing Subsidiaries, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2006, is incorporated herein by reference.

10.2	Domestic Subsidiary Guaranty, dated as of September 22, 2006, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement and the Lenders from time to time party to the Credit Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 25, 2006, is incorporated herein by reference.

10.3	Letter agreement, dated October 1, 2006, between Oakley, Inc. and Link Newcomb, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2006, is incorporated herein by reference.

10.4	Severance Agreement, dated October 1, 2006, between Oakley, Inc. and Link Newcomb, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 22, 2006, is incorporated herein by reference.

10.5	Amended and Restated Oakley, Inc. Executive Severance Plan effective as of June 3, 2004.

10.6	Amended and Restated Oakley, Inc. Officer Severance Plan effective as of June 3, 2004.

10.7	Form of Restricted Stock Agreement under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

10.8	Form of Restricted Stock Agreement for members of the Board of Directors under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

10.9	Form of Combined Employee Incentive Stock Option and Non-Qualified Stock Option Agreement under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Oakley, Inc.

November 8, 2006	/s/ D. Scott Olivet D. Scott Olivet
Chief Executive Officer

November 8, 2006	/s/ Richard Shields Richard Shields
Chief Financial Officer

EXHIBIT INDEX
3.1	Articles of Incorporation of the Company, previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080), is incorporated herein by reference.

3.2	Amendment No. 1 to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996, previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company), previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998, is incorporated herein by reference.

10.1	Credit Agreement, dated as of September 22, 2006, among Oakley, Inc., the Borrowing Subsidiaries, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2006, is incorporated herein by reference.

10.2	Domestic Subsidiary Guaranty, dated as of September 22, 2006, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement and the Lenders from time to time party to the Credit Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 25, 2006, is incorporated herein by reference.

10.3	Letter agreement, dated October 1, 2006, between Oakley, Inc. and Link Newcomb, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2006, is incorporated herein by reference.

10.4	Severance Agreement, dated October 1, 2006, between Oakley, Inc. and Link Newcomb, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 22, 2006, is incorporated herein by reference.

10.5	Amended and Restated Oakley, Inc. Executive Severance Plan effective as of June 3, 2004.

10.6	Amended and Restated Oakley, Inc. Officer Severance Plan effective as of June 3, 2004.

10.7	Form of Restricted Stock Agreement under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

10.8	Form of Restricted Stock Agreement for members of the Board of Directors under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

10.9	Form of Combined Employee Incentive Stock Option and Non-Qualified Stock Option Agreement under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002