Form 10-K
period 2006-12-31
OAKLEY INC
filed 2007-03-09
CIK 946356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 1-13848

OAKLEY, INC.
(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	95-3194947 (I.R.S. Employer Identification No.)

One Icon, Foothill Ranch, California (Address of principal executive offices)	92610 (Zip code)

Registrant’s telephone number, including area code:
(949) 951-0991

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $401.9 million.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2007 was 69,010,571.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2006 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Oakley, Inc.

i

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” created by those sections. All statements in this report, other than those that are purely historical, are forward-looking statements. Forward-looking statements typically are identified by the use of terms such as “expect,” “believe,” “plan,” “intend,” “seek,” “anticipate,” “outlook,” “estimate,” “assume,” “project,” “target,” “could,” “will,” “should,” “may” and “continue,” as well as variations of such words and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	competition and the factors we believe provide a competitive advantage;

•	the importance of our ability to develop new and/or innovative products;

•	the effects of business acquisitions;

•	product line extensions and new product lines;

•	the importance of our research and development efforts;

•	the competitive advantage of our ability to build and deliver customized eyewear;

•	the availability of raw materials, parts and supplies;

•	the importance and effectiveness of endorsement arrangements and our Web site in marketing our products;

•	the effect of seasonality on our business;

•	the importance of our intellectual property and the impact of the expiration of patents and trademarks;

•	our efforts to protect our intellectual property;

•	labor relations and the importance of attracting and retaining qualified personnel;

•	the potential impact of environmental obligations;

•	the adequacy of our facilities for the conduct of our business;

•	our footwear restructuring, and the expected costs and payments in connection therewith;

•	anticipated increases in interest expense and amortization of intangible assets;

•	the effects of income taxes on our results of operations and financial position, including the resolution of certain income tax matters and changes in our effective income tax rate;

•	our expectations regarding future performance by the counterparties to foreign exchange contracts we have entered into;

•	the amount and timing of future payments under contractual obligations;

•	the sufficiency of our existing sources of liquidity and anticipated cash flows from operations to fund our operations, capital expenditures and other working capital requirements for the next twelve months;

•	the circumstances under which we may seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities; and

•	the impact of recent accounting pronouncements, including FIN 48.

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	the highly competitive markets for our products and our ability to develop innovative new products and introduce them in a timely manner;

•	consumer acceptance of our new products and our ability to respond to changing consumer preferences;

•	order and demand uncertainty, which may result in cancellations of advance orders, or a reduction in the rate of reorders placed by retailers, or result in a buildup of inventory;

•	our ability to attract and retain qualified personnel;

•	intellectual property infringement claims by others and our ability to protect our intellectual property;

•	our dependence on key suppliers for materials we use in our products, including lens blanks;

•	our ability to successfully integrate acquired businesses into our operations;

•	our dependence on athletes and personalities for the endorsement of our products; and

•	risks associated with our international operations, including foreign currency exchange rate fluctuations and the impact of quotas, tariffs, or other restrictions on the importation or exportation of our products.

The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Item 1A. “Risk Factors” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Oakley®, Dragon®, Eye Safety Systems®, Iridium®, Mosley Tribes®, Oakley® Store, Oakley Vault®, Oliver Peoples®, Plutonite®, Polaric Ellipsoidtm, Sunglass Icontm, The Optical Shop of Aspentm, X Metal® and XYZ Optics® are trademarks of Oakley, Inc. and its subsidiaries. Bluetooth®, Fox®, Paul Smith® and Transitions® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I

Item 1.	Business

Oakley, Inc., a Washington corporation, was formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation, which commenced operations in 1977 and began to sell sunglasses in 1984. As used in this report, the terms “we,” “us,” “Oakley” and the “Company” refer to Oakley, Inc. and its subsidiaries, unless the context indicates otherwise.

Oakley is a worldwide leader in the design, development, manufacture, distribution and worldwide marketing of performance optics products including premium sunglasses, prescription eyewear, goggles, and electronically enabled eyewear. In addition to Oakley®-branded optics products, our eyewear portfolio also includes the Dragon®, Eye Safety Systems®, Fox®, Mosley Tribes®, Oliver Peoples®, and Paul Smith® Spectacles brands. We also offer an array of Oakley-branded apparel, footwear, watches and accessories. We sell our products through a mix of independent distributors and licensees in more than 100 countries. We also operate retail locations including Oakley® Stores, Oakley Vaults®, The Optical Shop of Aspentm, and Sunglass Icontm, the second largest sunglass specialty retail chain in the United States. We believe a principal strength is our ability to develop products that demonstrate superior performance and aesthetics through proprietary technology, manufacturing processes and styling. We hold 579 patents and 1,176 trademarks worldwide that protect our designs and innovations. We manufacture and assemble the majority of our performance optics products at our manufacturing facility located at our headquarters in Foothill Ranch, California. We utilize third-party manufacturers located in the United States and abroad to produce our internally designed apparel, footwear, watches and accessories as well as our electronically enabled eyewear products and certain components of our goggles.

We believe our future success will depend, in part, upon our continued ability to develop products that are perceived to represent an improvement in performance over current products available in the market and also contain innovative, leading-edge styling, although there can be no assurance of our ability to do so. The consumer products industry is highly competitive and is subject to rapidly changing consumer demands and preferences, affecting companies that misjudge such preferences. We compete with numerous domestic and foreign designers, brands and manufacturers of high-performance eyewear, apparel, footwear, watches and accessories, some of which have greater financial and marketing resources than we do. We believe that in order to retain and grow market share, we must continue to be competitive in the areas of optical performance, quality, technology, style, brand image, method of distribution, intellectual property protection and customer service, although there can be no assurance we will be able to do so.

Recent Developments

Credit Agreement

In September 2006, we entered into a $185.0 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. In December 2006, we amended the Credit Agreement to increase the aggregate principal amount of borrowings available thereunder from $185.0 million to $246.5 million. The Credit Agreement provides for borrowings in multiple currencies by us and certain of our subsidiaries and for the issuance of letters of credit. The Credit Agreement expires in September 2011. Upon the effectiveness of the Credit Agreement, we cancelled our previously existing $75.0 million credit agreement and repaid the borrowings outstanding thereunder.

Acquisitions

In February 2006, we acquired privately held Oliver Peoples, Inc. (Oliver Peoples). Oliver Peoples designs, produces and sells luxury eyewear, primarily to wholesale accounts. Through this transaction, we acquired Oliver Peoples’ three eyewear brands: Oliver Peoples, Mosley Tribes, and the licensed Paul Smith Spectacles eyewear brand. In April 2006, we acquired privately held OSA Holding, Inc. and its wholly owned subsidiary, The Optical Shop of Aspen, Inc. (collectively, OSA). OSA operates 20 luxury optical retail stores as of December 31, 2006. Also during 2006, we acquired four independent optical retail stores in the United States and substantially all of the operations of our exclusive distributor in Switzerland. We expect these acquisitions to strengthen our capabilities in premium and luxury eyewear, provide growth opportunities within the optics category and complement our multi-branding strategy.

In January 2007, we acquired substantially all of the assets of Eye Safety Systems, Inc. (ESS) for approximately $110 million in cash, subject to certain indemnities and post-closing adjustments. ESS designs, develops and markets advanced eye protection systems for military, fire fighting and law enforcement professionals and is a leading supplier of protective eyewear to the U.S. military and firefighting markets. Its products are sold in more than 80 countries. We funded the acquisition of ESS with borrowings under the Credit Agreement. We expect the acquisition of ESS will expand our product offerings in protective eyewear and provide increased distribution opportunities in the military, fire fighting and law enforcement markets. Because levels of spending by military customers, including the U.S. military, can fluctuate substantially over time, we may experience greater fluctuations in the amounts of our quarterly sales in the future.

In January 2007, we entered into an agreement to acquire the Bright Eyes Group (Bright Eyes) for approximately $12 million in cash, subject to certain indemnities and post-closing adjustments. Bright Eyes’ operations include wholesale, retail and franchise eyewear businesses in Australia. Bright Eyes operates 27 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. We expect to complete the acquisition of Bright Eyes prior to July 2007 and expect this acquisition will expand our retail and wholesale distribution capabilities in the South Pacific region.

Optics Products

Our optics products include sunglasses, prescription eyewear, goggles and electronically enabled eyewear marketed under the Oakley brand as well as under other brands which we own or license from others. Sales of our optics products represented approximately 72.6% (2006), 71.8% (2005) and 72.2% (2004) of our net sales.

Oakley-Branded Optics Products

Oakley-branded optics products include sunglasses, prescription eyewear, goggles and electronically enabled eyewear. Our sunglasses, electronically enabled eyewear and the majority of our goggles feature our patented High Definition Optics® (HDO®). HDO encompasses a full range of Oakley innovations that we believe provide the best optical performance available based on tests that measure clarity, refractive power and prismatic power/imbalance and standardized test criteria established specifically for eyewear by the American National Standards Institute (ANSI) and the American Society for Testing and Materials (ASTM). We believe the performance of our HDO products surpasses conventional eyewear in these tests:

Clarity Test — Measures how distinct and sharp an image appears when viewed through a lens. Images viewed through a lens blur as distance increases. Our HDO products use precision technologies and materials to maintain clarity at greater viewing distances than conventional eyewear.

Refractive Power Test — Measures how much lenses unnecessarily magnify images, resulting in unwanted visual distortion. HDO offers the highest possible level of optical clarity, virtually eliminating the distortion caused by magnification.

Prismatic Power/Imbalance Tests — Measures how lenses bend light and make objects appear shifted from their true position. HDO technology virtually eliminates light bending, so objects appear at their true position and each eye sees the same image, resulting in reduced eye fatigue.

Of our 579 patents, some of our most important are those that guard our proprietary innovations in dual-spherical lens technology and the associated optical advances, as well as innovations in frame design and functionality. The proprietary technologies employed in lens cutting, etching and coatings, as well as our significant investment in specialized equipment, are matched with exclusive formulations of production materials to achieve the superior optical quality, safety and performance of Oakley eyewear. Various combinations of our patented technologies, materials and processes are included in our HDO products, including:

XYZ Optics® — A lens technology involving precise geometric orientation that provides optical correction on three axes, thereby minimizing distortion caused by disparate refraction along the full range of vision. This technology allows for highly curved lens configurations that enhance peripheral vision and protection against sun, wind and side impact.

Polaric Ellipsoidtm — A lens geometry technology we developed specifically for toroidal lenses (lenses that use different measurements for top-to-bottom vs. side-to-side curvature). This technology allows for single-lens sports shields that provide enhanced coverage and protection while reducing distortion at all angles of vision.

Plutonite® — A proprietary lens material that inherently blocks out the damaging rays of ultraviolet (UV) light, including 100% of all UVA, UVB, UVC and harmful blue light up to 400 nanometers. We use Plutonite to produce lenses of extremely high durability, low weight, superior impact protection and exceptional optical clarity.

Iridium® — A metallic oxide lens coating that improves contrast, thereby enhancing the perception of detail. We offer a full spectrum of Iridium lens coatings that allows consumers to select lenses for different light conditions.

Polarized Lenses — To maintain precision optics, we use a proprietary lens technology that molecularly fuses a polarized filter between thin Plutonite surfaces. We then injection mold liquid Plutonite onto the filter to create a true polarized lens with patented XYZ Optics and superior optical clarity.

Additional lens options we offer include Oakley Activated by Transitions® sunglass lenses, which combine our HDO with Transitions Optical, Inc.’s photochromic technology. Photochromic lenses darken and lighten automatically in changing light conditions, helping to boost visual contrast while enhancing depth perception.

We also apply considerable research, design and engineering efforts toward the development of innovative frames to enhance performance, durability, styling, fit and comfort. Our frames are constructed of a variety of lightweight metal alloys, lightweight synthetics and/or proprietary metal blends produced with a unique metallurgical process.

Prescription Frames and Lenses

We offer ophthalmic frame collections for men and women, a broad selection of corrective sun lenses and optical laboratory services. Our prescription lenses are available in a broad spectrum of colors, polarization options and performance coatings, including Oakley Iridium and Oakley Iridium Activated by Transitions photochromic lenses. Technologies include metal frames with shape memory; color inherent lenses that never fade; interchangeable prescription lenses; and the proprietary Oakley Rx system, which maps light rays in a three-dimensional grid to achieve precise coordination between the eye and the entire lens surface. Most of our high-wrap sunglass frames can also be custom built with Oakley corrective sun lenses. We estimate our prescription products are sold in approximately 10,000 retail stores around the world.

Goggles, Shields and Visors

We design, develop, manufacture and distribute goggles for use by snow, motor sports and water sports enthusiasts. Our goggles feature scratch-resistant Plutonite or Lexan lenses, conical frames and multi-layered face foams for added comfort and durability. We also design, manufacture and market patented optically correct protective football face shields and hockey visors which surpass the ANSI Z87.1 standard for impact resistance, providing shatter-proof protection. Oakley-branded hockey visors are distributed under an exclusive, worldwide distribution agreement with Sport Maska Inc. Additionally, we license our patented technology to Mission/Itech Hockey, which manufactures and sells an “ITech” branded hockey visor and pays us a per-unit royalty.

Electronically Enabled Eyewear

We design and distribute a limited line of electronically enabled eyewear incorporating digital music playback capability (in the MP3 file format) and Bluetooth® wireless technology that allow users to enjoy stereo music and wireless cell phone connectivity with integrated, cord-free designs. The Company’s Bluetooth-enabled eyewear was developed in collaboration with Motorola, Inc. We sell our electronically enabled eyewear products at our own retail stores and through wholesale accounts.

Oakley Optics Portfolio Brands

In addition to Oakley-branded optics products, our eyewear portfolio also includes the Dragon, Eye Safety Systems, Fox, Mosley Tribes, Oliver Peoples, and Paul Smith Spectacles brands.

Dragon — Dragon creates unique products that help define today’s youth by drawing influences from sports, art, youth-influenced music and street culture. Dragon’s sunglasses, goggles and accessories complement its customers’ independent attitude and authentic action sports lifestyles. Dragon products are currently sold at retailers in more than 45 countries around the world.

Eye Safety Systems, Inc. — ESS, which we acquired in January 2007, designs, develops and markets advanced eye protection systems for military, fire fighting and law enforcement professionals and is a leading supplier of protective eyewear to the U.S. military and firefighting markets. Its products are sold in more than 80 countries. Designed for hostile and unforgiving environments, ESS products ensure peak performance and uncompromised eye safety.

Fox — We are the exclusive worldwide licensee of Fox Racing, Inc. (Fox), a leading apparel brand in the motocross industry, for sunglasses and goggles. We design, develop and manufacture optics products in cooperation with Fox and we are responsible for their worldwide marketing and distribution. We sell these products principally through motor sports specialty retail locations, sunglass specialty stores and our own retail stores.

Oliver Peoples — Founded in 1986, Oliver Peoples helped establish the luxury eyewear market, and Oliver Peoples eyewear is worn by many of the world’s most well-known celebrities. Oliver Peoples’ classic designs fuse old-world aesthetics with modern-day finesse. The licensed Paul Smith Spectacles brand, which launched in 1994, includes prescription eyewear and sunglasses that feature designs synonymous with one of Britain’s leading fashion designers. The Mosley Tribes brand, launched in 2005, is a modern brand fusing fashion and urban lifestyles. Oliver Peoples eyewear is currently distributed in more than 45 countries.

Apparel, Footwear and Accessories Products

We design, develop and market men’s and women’s apparel, including styles designed for surf, snow golf, outdoor, motor sport, mountain bike and other athletic lifestyles. We utilize our design technologies to create technical apparel featuring innovations that enhance durability, performance and comfort for use during professional competitions, and then translate those innovations into products that are made available to the general public. Our innovative, performance-inspired footwear emphasizes superior performance, fit, durability and functionality.

We design, assemble and distribute a comprehensive line of premium watches with an aesthetic emphasis on sculpture and styling. As with our other products, our watches employ innovative blends of specialized materials to enhance performance, comfort and durability. We sell our watches to premium watch retailers and through our own retail operations.

Sales of our apparel, footwear and accessories products represented approximately 20.6% (2006), 22.9% (2005) and 23.5% (2004) of our net sales.

Product Line and Brand Extensions

We may introduce product line extensions and new product lines in the future and develop innovations intended to attract additional consumers to our global brands. To take advantage of unique opportunities, we may, from time to time, manufacture private-label or other sunglasses for other companies or market and sell sunglasses under brand names other than “Oakley.” We may also consider additional acquisition opportunities that we believe will enhance or complement our existing brands or add breadth to our product offerings. In addition, we have licensed, and may further license, our intellectual property rights to others.

Product Design and Development

We believe that our research and development efforts are a key factor in our success. We develop and employ innovative technologies, materials and processes in the design, development and manufacture of our products. To date, we have chosen to design our products using primarily in-house staff because we believe this helps speed the concept-to-market timeline and preserve brand image and authenticity, bringing greater respect and demand for our products over the long term.

We design all of our products with the goal of meeting or exceeding their respective industry standards for safety, performance and durability. Throughout the development process, our optics products undergo extensive testing against standards established specifically for eyewear by ANSI and ASTM. These standards relate to product safety and performance and provide quantitative measures of optical quality, UV protection, light transmission and impact resistance. In addition, we perform a broad range of durability and mechanical integrity tests on our lens coatings that include extremes of exposure to UV light, heat, condensation and humidity. We test our apparel, footwear and accessories against strict guidelines established by the ASTM and other industry authorities to ensure quality, performance and durability. Research and development expenses were $22.9 million (2006), $17.9 million (2005) and $16.0 million (2004).

Manufacturing and Sourcing

Our headquarters and principal manufacturing facility is located in Foothill Ranch, California, where we manufacture or assemble most of our eyewear products. We have a second manufacturing facility located in Dayton, Nevada, where we produce the frames used in our X Metal® (a proprietary alloy) eyewear products. Fluctuations in manufacturing volumes in response to seasonality, changing levels of demand or other factors can have an effect on our gross profit margins.

At our manufacturing facilities, we own, operate and maintain most of the equipment used in the manufacture of our eyewear products. Much of the equipment we use has been specially designed and adapted for our manufacturing processes. Manufacturing processes that we believe are unlikely to add significant value are contracted to outside vendors. Our state-of-the-art manufacturing practices allow us to respond quickly to customer demand, offer protection against piracy and enable us to adhere to our strict quality-control standards. We believe our ability to build customized eyewear products to meet individual consumer demand for unique combinations of frame, lens and lens coating and to deliver those products in less than 48 hours is a distinct competitive advantage.

We operate optical lens laboratories in the United States, Ireland and Japan where we surface prescription lenses. These labs provide our prescription lenses to the North and South American, European and Asian markets, respectively, enabling us to achieve expeditious delivery, better quality control and higher optical standards.

We believe we have built strong relationships with our major suppliers. With most suppliers, we maintain agreements that prohibit disclosure of any of our proprietary information or technology to third parties. Although we rely on outside suppliers for most of the specific molded components of our glasses, goggles, watches and footwear, we generally retain ownership of the molds used in the production of the components. We believe that most components can be obtained from one or more alternative sources within a relatively short period of time, if necessary or desired. In addition, to further mitigate risk, we have developed an in-house injection molding capability for sunglass frames.

We utilize third-party manufacturers to produce our apparel, footwear, watches, electronically enabled eyewear and certain of our goggles.

Marketing and Promotions

We retain significant control over our advertising and sports marketing programs and we believe that our ability to deliver a consistent, well-recognized advertising message targeting key consumer segments is important to the growth and maintenance of our brand strength. We attribute much of our success to the use of less conventional marketing methods, including sports marketing, grass roots sports events, targeted product allocations and in-store displays.

We believe the exposure generated by athletes wearing our products during competition and in other media appearances serves as a more powerful endorsement of product performance and style than traditional commercial endorsements. Consequently, we use sports marketing and endorsement arrangements extensively to achieve exposure that results in strong brand recognition and authenticity on a global level.

We also develop and execute integrated advertising campaigns targeting athletic, technical and lifestyle publications, outdoor media, in-mall billboards and point-of-sale displays in our key markets. In addition, during key seasonal selling periods, we execute direct marketing programs to augment our advertising and sports marketing efforts. Our direct marketing programs consist primarily of mailers and other materials we send directly to consumers in key markets, enhancements to our Web site and Internet tie-ins and public relations programs designed to secure editorial exposure for new product inventions and technologies.

Product Distribution

Wholesale Sales

We distribute our products in the United States through a base of approximately 11,000 retail accounts, comprising approximately 15,600 locations. Our retail accounts are comprised of optical stores, sunglass retailers, department stores, sporting goods stores and specialty sports stores, including bike, surf, snow, skate, golf and motor sports stores.

Our sales organization is comprised of a combination of employees and independent sales representatives. Relationships with our large international, national and regional accounts are managed and serviced by Oakley employees. Independent sales representatives service the remaining base of retailers that carry our various product categories.

Our products are sold in more than 100 countries outside the United States. We sell our products through our subsidiaries in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, South Africa, Switzerland and the United Kingdom. Our employees at these subsidiaries perform sales, marketing, advertising, customer service, shipping and accounting functions. In countries not serviced by us or our subsidiaries, we sell our products through independent distributors who possess local expertise. These distributors sell Oakley products either exclusively or with complementary products and agree to comply with our marketing philosophy and practices and receive extensive training regarding such philosophies and practices.

Sales to customers outside the United States represented 44.4% (2006), 47.1% (2005) and 47.9% (2004) of our net sales. See Item 1A. “Risk Factors” and Item 8. “Financial Statements and Supplementary Data,” including Note 12 of Notes to Consolidated Financial Statements, for additional information regarding our international operations and our net sales by geographic region.

Retail Sales

Our retail operations principally consist of Oakley, Sunglass Icon and OSA retail stores, as well as Internet and telesales operations. During 2006, we opened 45 new stores and acquired OSA to expand our retail operations. Our U.S. retail net sales, including our Internet and telesales operations, represented 22.5% (2006), 18.4% (2005) and 14.6% (2004) of our net sales.

The following table summarizes the number of retail stores we operated as of the end of each period (excluding stores operated by others under license):

	As of December 31,
	2006	2005	2004

Oakley Stores:
United States	65	44	36
International	15	7	5
Sunglass Icon	121	105	83
Oliver Peoples	2	—	—
The Optical Shop of Aspen	20	—	—

	223	156	124

Oakley Stores — We operate 44 retail stores in the United States under the Oakley Store name which offer a full range of Oakley-branded optics products as well as Oakley apparel, footwear and accessories. These stores are designed and merchandised to immerse consumers in the Oakley brand through innovative use of product presentation, graphics, audio and visual elements. In addition to these full-price retail venues, we operate 21 Oakley Vaults, our outlet store concept, featuring discontinued and excess seasonal Oakley-branded merchandise in addition to newer products priced at full retail. Our retail stores are located in some of the nation’s leading shopping malls and average approximately 2,500 square feet in size.

Sunglass Icon — Our Sunglass Icon multi-branded sunglass specialty retail locations offer a full range of eyewear, including Oakley eyewear and other brands owned by us, as well as eyewear from other popular eyewear designers and brands. During 2006, we undertook an initiative to consolidate these retail locations, previously operated under six separate retail concepts, under the Sunglass Icon brand. Our Sunglass Icon retail stores are located in premium malls throughout the United States, with a concentration primarily in the Sun Belt regions. During 2006, we added 16 new locations and we intend to continue expanding these retail concepts in the United States.

The Optical Shop of Aspen — In April 2006, we acquired privately held OSA Holding, Inc. and its wholly owned subsidiary, OSA. OSA operates 20 luxury optical retail stores as of December 31, 2006, offering fashion and luxury eyewear from a variety of designers, as well as certain Oakley-owned brands, including Oliver Peoples.

Other Retail Operations — Our Oliver Peoples subsidiary operates two luxury optical retail stores. An additional 13 Oakley Store, 11 Sunglass Icon and 3 Oliver Peoples retail locations are operated by others under license.

Internet and Telesales Operations — We use our Web site (www.oakley.com) as a complementary sales channel to our retail operations and international distribution, allowing consumers to purchase Oakley products as efficiently as possible. Our Web site is fully e-commerce capable, allowing consumers to purchase our products for delivery in the United States, Canada and Australia. In addition, our Web site includes information about our products and innovations, such as HDO, and news about the athletes and others who endorse our products. We believe our Web site serves to increase consumer awareness of the Oakley brand, improve customer service and increase sales through our retail and e-commerce channels. We also maintain a customer service team to respond to telephone inquiries and make sales directly to consumers.

Seasonality

Historically, our sales have been highest in the period from March to September, the period during which sunglass purchases and usage are typically highest in the Northern Hemisphere. As a result, our net sales and operating margins are typically higher in the second and third quarters and lower in the first and fourth quarters, as fixed operating costs are spread over the differing levels of sales volume. In anticipation of seasonal increases in demand, we typically build sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. Sales of apparel, footwear and accessories, which generate gross profits at lower levels than sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to our gross profit in the second quarter, which historically has been the highest of the year. Although we expect to continue to experience this seasonal trend, changes in our product mix and the expansion of our retail operations may partially mitigate the impact of seasonality on our business.

Backlog

At December 31, 2006, we had a backlog of $50.8 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $14.3 million, compared to a backlog of $51.7 million, including backorders of $12.0 million, at December 31, 2005. Historically, we have generally shipped most eyewear orders within one day of receipt, with longer lead times for our other pre-booked product categories. Unshipped orders are cancelable by the customer at any time without penalty. While we believe our backlog represents firm orders, and we expect to fulfill substantially all of these orders in 2007, we cannot guarantee that order cancellations will not reduce the amount we ultimately fulfill from the December 31, 2006 backlog.

Intellectual Property

We utilize trademarked logos, names and attributes on nearly all of our products. We believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, in identifying our brand and in distinguishing our products from those of our competitors. We consider the Oakley trademark and our ellipsoid “O” logo to be among our most valuable assets, and we have registered these trademarks in more than 86 countries. In addition, we own many other trademarks that we utilize in marketing our products. The following table reflects data as of December 31, 2006 concerning our intellectual property:

	Number of		Number of
	Utility/Design Patents		Trademarks
	Issued	Pending	Issued	Pending

United States	185	59	170	96
International	394	129	1,006	165

The duration of patents varies by country. Over the next four years, 40 U.S. patents and 82 international patents that we currently hold will expire; the remainder of our patents will expire at various dates starting in 2011. Although we continue to use the technology underlying some of these patents in our products, the expiration of these patents is not expected to have a material impact on our operations for a variety of reasons, including that many of the patents relate to the design or production of products that we either no longer produce or that do not represent a significant portion of our sales. In addition, we utilize other proprietary technologies and precision manufacturing processes in the production of our products, which also reduce the risks associated with the expiration of our patents.

We aggressively assert our rights under patent, trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and trademarks. We protect these rights through patents and trademark registrations, the maintenance of trade secrets, the use of non-disclosure agreements, the development of trade dress and other measures. Where appropriate, we pursue litigation against those whom we believe are infringing our intellectual property rights. We have filed suit against a number of competitors to enforce certain of our patents and trademarks and have developed a reputation in the consumer products industry as a vigorous defender of our intellectual property rights. We believe this reputation acts as a deterrent against the introduction of potentially infringing products by competitors and counterfeiters.

We seek to dissuade counterfeiting through the active monitoring of the marketplace by our anti-counterfeiting personnel and other employees and through services provided by outside firms that specialize in anti-counterfeiting measures. Our sales representatives, distributors and retailers have also proven to be effective watchdogs against infringing products, frequently notifying us of suspicious products and assisting law enforcement agencies. Our sales representatives are educated on Oakley’s patents and trade dress and assist in preventing infringers from obtaining retail shelf space. We intend to continue to vigorously defend our intellectual property rights.

Employees

We employed approximately 3,400 full-time regular employees worldwide as of December 31, 2006. We believe that our employees are among our most valuable resources and have been a key factor in our success. We are not a party to any organized labor agreements and none of our employees are represented by a labor union. We consider our relationship with our employees to be good and have never experienced a work stoppage due to labor disagreements.

Competition

The consumer product markets in which we operate are highly competitive in the United States and abroad. We believe our innovative technology and design, integrated sunglass manufacturing capabilities, effective brand and product marketing efforts and vigorous protection of our intellectual property rights are important aspects of competition and are among our primary competitive advantages.

In the non-prescription sports eyewear market, we compete with mostly smaller sunglass and goggle companies in various niches of the sports market and a limited number of larger competitors, some of whom have greater financial and other resources than we do. We believe that we are a leader in this segment of the market, although various companies, including Luxottica Group S.p.A., Marchon Eyewear, Inc. and Safilo Group S.p.A., and numerous smaller brands actively compete with us.

The markets for luxury and fashion eyewear and prescription eyewear are fragmented and highly competitive. The major competitive factors include fashion trends, brand recognition, marketing strategies, distribution channels and the number and range of products offered. A number of established companies, including Luxottica, compete in these markets. In order to retain our market share, we must continue to be competitive in quality and performance, technology, method of distribution, style, brand image, intellectual property protection and customer service.

Our sunglass specialty stores compete primarily with mall-based sunglass specialty retailers, the largest being Sunglass Hut, which is owned by Luxottica, a competitor that is also our largest single customer. Luxottica’s global wholesale network is in approximately 120 countries and, in the United States, its retail group includes Lenscrafters, Inc. and Pearle Vision, Inc. Luxottica is larger and has greater financial resources than we do.

Within the apparel and athletic footwear markets, we compete with large, established brands such as Adidas, Billabong, Burton, Columbia Sportswear, FootJoy, Nike, North Face, Patagonia, Quiksilver, Reebok and Timberland, among others, which may have greater financial and other resources than we do. In addition to these dominant brands, we also compete with smaller niche brands, such as Ashworth, Reef, Teva and Vans, among others.

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

Segment Information

See Item 8. “Financial Statements and Supplementary Data,” including Note 12 of Notes to Consolidated Financial Statements, for additional information regarding our operating segments.

Available Information

Our Internet address is http://www.oakley.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and other information related to our company, are available free of charge on this Web site as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Also available on our Web site are the charters of the committees of our board of directors, corporate governance guidelines, code of business conduct and code of ethics for chief executive and chief financial officers. Copies of any of these documents will be provided in print to any shareholder who submits a request in writing to Corporate Secretary, Oakley, Inc., One Icon, Foothill Ranch, California 92610. No portion of our Web site or the information contained in or connected to the Web site is a part of, or incorporated into, this Annual Report on Form 10-K.

The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our Quarterly Reports on Form 10-Q filed during 2006. Our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 9, 2006 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 1A.	Risk Factors

Our business, financial condition and operating results can be affected by numerous factors, many of which are beyond our control, any one of which could cause our actual results of operations to vary materially from past results or from anticipated future results. Any one of these risks could also materially and adversely affect our business, our financial condition or the price of our common stock.

The markets for our products are highly competitive. We may not be successful in developing products that enable us to compete effectively.

We are a consumer products company and the markets for our products are highly competitive and subject to rapidly changing consumer demands and preferences. We compete with an increasing number of domestic and foreign designers, brands and manufacturers of eyewear, apparel and accessories, electronics, footwear and watches. The number of our competitors and the intensity of competition may increase as we expand into other product lines, or as other companies expand into our product lines. Many of our competitors are larger and have greater financial and marketing resources than we do. We believe our success depends in large part on our ability to continuously develop, market and deliver innovative and stylish products at a pace, intensity and price competitive with other brands. If we face increased competition in the future, or if we are unable to successfully develop and introduce new products that enable us to compete effectively, our sales and results of operations may be adversely affected.

Our success depends on our ability to anticipate and respond to changing consumer preferences.

The markets for our premium sunglasses, prescription eyewear, goggles, apparel, footwear and accessories products are characterized by constant product innovation and changing consumer preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands in a timely manner and to continually appeal to consumers of the Oakley brand and like-minded individuals. We must continually develop new products, and update our core products, to meet these changing consumer preferences. Any failure by us to offer products that respond to changing consumer preferences, or a shift in consumer preferences and fashion trends away from our products, could adversely affect retail and consumer acceptance of our products and have an adverse affect on our sales and our results of operations.

Our business could be harmed if we fail to maintain proper inventory levels.

We purchase and/or manufacture quantities of inventory based on estimated sales demand for our products. We base our estimates of demand on a number of factors, including our expectations of consumer demand and advance orders from our retail accounts. However, actual consumer demand may differ from our expectations and orders from our retail accounts are subject to cancellation without penalty at any time prior to shipment. The cancellation of existing orders, or the failure of anticipated orders to materialize, could result in our holding a significant amount of unsold inventories. We may be required to offer sales discounts or other incentives to our customers in order to sell such inventories or to write down the carrying value of inventories we are unable to sell. Any such sales discounts or customer incentives or inventory write-downs could have an adverse affect on our sales and our results of operations.

Conversely, if we underestimate demand for our products or if the manufacturers or others on whom we rely fail to supply sufficient quantities of products to us in a timely manner, we may experience inventory shortages. In such a case, we may be unable to fulfill orders from our customers on a timely basis, which could negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

We could be significantly harmed if any of our key personnel were to depart.

Our operations depend to a great extent on the efforts of key executive officers, management and technical personnel, many of whom would be extremely difficult to replace. The loss of those key executive officers and qualified personnel could cause a significant disruption to our business and could adversely affect our operations.

We may not be successful in protecting our intellectual property rights, which may harm our ability to compete and could increase our enforcement costs.

We have a substantial portfolio of intellectual property rights, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks, all of which we believe are important to the success of our products and our competitive position. We rely in part on patent, trade secret, unfair competition, trade dress, trademark and copyright law to protect our intellectual property rights. There can be no assurance that any pending trademark or patent application will result in the issuance of a registered trademark or patent, or that any trademark or patent granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that:

•	the actions we take to protect our proprietary rights will be adequate to prevent imitation of our products;

•	that our proprietary information will not become known to our competitors;

•	that we can meaningfully protect our rights to unpatented proprietary information; or

•	that our competitors or others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights.

The duration of patents varies by country. Over the next four years, 40 U.S. patents and 82 international patents that we currently hold will expire; the remainder of our patents will expire at various dates starting in 2011. We cannot assure you that others will not assert rights in, or ownership of, our patents and other proprietary rights. Moreover, the laws of some foreign countries may not protect our intellectual property to the same extent as do the laws of the United States.

Consistent with our strategy of vigorously defending our intellectual property rights, we devote substantial resources to the enforcement of patents issued and trademarks granted to us, to the protection of our trade secrets, trade dress or other intellectual property rights and to the determination of the scope or validity of the proprietary rights of others that might be asserted against us. A substantial increase in the level of potentially infringing activities by others could require that we increase significantly the resources we devote to such efforts.

From time to time, third parties may assert patent, copyright, trademark or similar rights against intellectual property that is important to our business. The resolution or compromise of any litigation or other legal process to enforce such alleged third party rights, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management. We may not prevail in any such litigation or other legal process or we may compromise or settle such claims because of the complex technical issues and inherent uncertainties in intellectual property disputes and the significant expense in defending such claims. Litigation or other legal process that results in a determination adverse to us could require us to:

•	pay substantial damages;

•	discontinue the use of a particular patent, trademark, copyright or trade secret;

•	cease the manufacture and sale of infringing products; or

•	license intellectual property rights from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all.

Any of these outcomes could have a material adverse effect on our business.

We are dependent upon a single source for the supply of lens blanks. The loss of this or other important suppliers could harm our business.

We purchase the uncoated lens blanks from which a majority of our sunglass lenses are cut from a single vendor. In the event of a disruption of the supply of uncoated lens blanks, we believe that suitable lens blanks can be obtained from other sources. However, we cannot assure you that other sources will be able to supply sufficient quantities of lens blanks in a timely manner, or at all. Even if an alternative supply of uncoated lens blanks is available, we may not be able to obtain it on favorable terms. The effect of the loss or disruption of the supply of lens blanks or other important materials will depend on the length of time necessary to find and use a suitable alternative source. Difficulties or delays in obtaining an adequate supply of lens blanks or other important materials on favorable terms could impair our ability to fulfill orders from our customers on a timely basis and have a material adverse affect on our sales and our results of operations.

Our principal shareholder may exercise control over the Company.

Our Chairman, Jim Jannard, beneficially owns a majority of our outstanding common stock. Consequently, Mr. Jannard has the ability to control the election of directors and the results of other matters we submit to a vote of our shareholders. This concentration of ownership may have various effects including, but not limited to, delaying or preventing a change of control of Oakley.

We have recently acquired, and may in the future acquire, other businesses. We could be negatively impacted if we fail to successfully integrate the businesses we acquire.

We have recently acquired a number of businesses, including ESS, Oliver Peoples and OSA and in January 2007 we entered into an agreement to acquire Bright Eyes. We may continue to evaluate potential strategic transactions and alternatives that we believe may enhance shareholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, strategic partnerships, joint ventures, licensing arrangements, restructurings, divestitures, spin-offs and equity or debt investments. We may incur significant expenses in the evaluation and pursuit of potential transactions and the transactions we evaluate or pursue may not be successfully completed. In these events, we may incur substantial costs without any corresponding benefit. Acquisitions or other transactions that we complete could result in:

•	issuances of equity securities dilutive to our existing shareholders;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees from the acquired business.

Integrating acquisitions is often costly, and delays or other operational or financial problems may result that interfere with our operations. If we fail to implement proper business controls for companies we acquire or fail to successfully integrate acquired companies into our business, we may incur unforeseen cost and we may not achieve the anticipated returns on our investment, and our results of operations and financial condition could be adversely affected.

Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. Any such impairment charges could have a material adverse affect on our results of operations and financial condition.

We are subject to the risks of doing business internationally.

Sales to customers outside the United States accounted for approximately 44.4% (2006), 47.1% (2005) and 47.9% (2004) of our net sales. In addition, we sell our products through our wholly owned subsidiaries in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, South Africa, Switzerland and the United Kingdom and we rely on suppliers located outside the United States. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	accounts receivable collection and longer payment cycles;

•	difficulties in staffing and managing foreign operations;

•	potential hostilities and changes in diplomatic and trade relationships;

•	restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws; and

•	limitations on our ability under local laws to protect our intellectual property.

Changes in circumstances or market conditions resulting from these risks may restrict our ability to operate in an affected region and/or adversely affect the profitability of our operations in that region.

As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we use foreign exchange contracts in the form of forward and option contracts. The extent to which we use such arrangements may fluctuate from one period to another, depending on a number of factors. Such arrangements can not eliminate all of our foreign exchange risk and our financial condition and results of operations could be adversely affected by currency fluctuations.

From time to time certain countries, including the United States, and certain trade organizations, including the European Union (EU) Commission, have imposed safeguard quotas or other trade restrictions which could affect our ability to import our products. In particular, such safeguards have been imposed in response to increases in textiles and apparel imports from China. Certain of our apparel products fall within the categories that have been subject to these safeguards in the United States and the EU. While such safeguard measures have not had a material impact on our sales in the past, we cannot assure you that additional trade restrictions will not be imposed on the imports of our products in the future, or that current or potential future trade restrictions will not adversely affect our sales. In the event that any such trade restrictions were to affect our ability to import products, we may be required to locate alternative suppliers in countries not subject to such trade restrictions, which could result in increases in our cost of goods sold and may adversely affect our results of operations.

We are dependent upon endorsement contracts with athletes and personalities, the loss of whom may affect our ability to market our products.

Obtaining endorsements from prominent athletes and public personalities is an important element of our marketing strategy. From time to time we enter into endorsement contracts generally having terms from one to four years. We also furnish our products at a reduced cost or without charge to selected athletes and personalities who wear Oakley products without any formal arrangement. We cannot assure you that our relationships with athletes and personalities will continue, that such contracts will be renewed, that the athletes and personalities selected will remain popular or successful or that we will be able to attract new athletes to wear or endorse our products. If we are unable in the future to arrange for endorsements of our products by athletes and/or public personalities on favorable terms, we may be required to modify our marketing plans and could be forced to rely more heavily on other forms of advertising and promotion, which may not prove to be as effective as endorsements.

The price of our common stock may fluctuate significantly.

The market price for shares of our common stock may be volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations of securities analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

In the past, securities class action litigation has often been brought against a company following periods of great volatility in the market price of its securities. In the event that we experience volatility or sudden declines in the price of our common stock, we may be the target of securities litigation in the future. Any such securities litigation could result in substantial costs and divert management’s attention and resources.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rate and the amount of our provision for income taxes may be adversely affected by a number of factors, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in the valuation of our deferred tax assets and liabilities;

•	changes in accounting standards or tax laws and regulations, or interpretations thereof;

•	the resolution of issues arising from uncertain positions and tax audits with various tax authorities; and

•	penalties and/or interest expense that we must recognize on liabilities associated with uncertain tax positions.

Any significant increase in our future effective tax rates could adversely impact our net income for future periods. Moreover, as of December 31, 2006, we have recorded estimated liabilities of $5.8 million for income tax matters under audit or not yet resolved with federal, state and foreign tax authorities. We must adopt Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. We have not completed our evaluation of uncertain tax positions, and we are currently unable to quantify the amounts of additional deferred income tax assets and income tax liabilities we expect to record upon adoption of FIN 48.

In 2007 and subsequent periods, the income tax assets and liabilities we recognize for uncertain tax positions will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our provision for income taxes and our results of operations. Moreover, if the FASB, SEC or others further amend or interpret the accounting standards relating to income taxes and uncertain tax positions, or challenge the estimates and judgments we make in applying such accounting standards, we could be required to adjust the amounts of our income tax assets and liabilities or to restate our financial statements. Any such adjustments or restatement could have a material adverse effect on our provision for income taxes, our results of operations and the price of our common stock. We will also be required to recognize additional interest expense each period on the liabilities we have recognized for uncertain tax positions, which will be included in the provision for income taxes in our consolidated income statement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal corporate and manufacturing facility located in Foothill Ranch, Orange County, California. The facility constitutes approximately 550,000 square feet. We also own a 63,000 square-foot manufacturing facility in Nevada where we produce the frames used in our X Metal eyewear.

We lease distribution facilities in Ontario, California, consisting of an aggregate of approximately 186,000 square feet, to distribute our apparel, footwear and accessories lines. During 2007, we expect to increase these facilities to an aggregate of approximately 408,000 square feet of leased space. We lease office and warehouse space to support our other operations worldwide, including offices in Australia, Brazil, Canada, France, Germany, Italy, Japan, New Zealand, South Africa, Switzerland and the United Kingdom and the states of Arizona, California and Washington. We own a business office and warehouse in Mexico City to support operations there. We operate small manufacturing facilities in Ireland and Japan that provide prescription lenses to customers in Europe and Asia, respectively. We contract for the European distribution of our products through a third-party logistics facility in the Netherlands. Our manufacturing and distribution facilities are principally used by our wholesale segment.

Our retail operations occupy 208 leased retail stores in the United States, principally located in premium shopping malls and other multi-tenant retail properties, used by our U.S. retail segment. We lease an additional 15 retail locations abroad.

We believe that our current and planned facilities are adequate to carry on our business as currently contemplated.

Item 3.	Legal Proceedings

We are a party to various claims, complaints and other legal actions that arise from time to time in the normal course of business including, but not limited to, retail-related claims that may ultimately be certified as a class action in some instances. The outcome of such matters cannot be predicted with certainty and some claims, complaints and other legal actions may be disposed of unfavorably to us. Based on an evaluation of matters which are pending or asserted, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.

The United Kingdom’s Office of Fair Trading (OFT) is in the process of conducting an investigation of an Oakley subsidiary for conduct under the United Kingdom Competition Act of 1998. In November 2005, the OFT issued a Statement of Objections, alleging that our subsidiary wrongfully restricted resale prices for its sunglasses at one of its accounts. We have refuted the OFT’s allegations. In the event of an unfavorable outcome, we may be obligated to pay fines relating to certain product sales in the United Kingdom. In December 2006, the OFT notified us of their proposal to close their investigation of this matter. Presently, we believe that any liability for this matter will be immaterial.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “OO”. The number of shareholders of record of our common stock on February 28, 2007 was 596. The following table lists the high and low sales price of our common stock as reported by the NYSE for each quarter of 2006 and 2005:

	High	Low

2005
First quarter	$13.85	$11.23
Second quarter	$18.12	$12.05
Third quarter	$19.63	$16.01
Fourth quarter	$17.88	$13.25
2006
First quarter	$17.25	$14.18
Second quarter	$18.47	$15.75
Third quarter	$17.70	$14.86
Fourth quarter	$20.58	$16.67

As of March 8, 2007, the closing sales price of our common stock was $20.53.

Shareholder Return Performance Graph

The following graph shows a comparison of the cumulative total returns for Oakley, Inc. common stock, the Russell 2000 Index and the Standard & Poor’s 500 Composite Index, during the period commencing on December 31, 2001 and ending on December 31, 2006. The comparison assumes that $100 was invested on December 31, 2001 in each of our common stock, the Russell 2000 Index and the Standard & Poor’s 500 Composite Index and that all dividends, if any, were reinvested. At this time, we do not use a published industry or line-of-business index and do not believe we can reasonably identify an industry peer group, and therefore we have instead selected the Russell 2000 Index, which includes companies having market capitalizations similar to ours, as a comparative index for purposes of complying with certain requirements of the SEC.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG OAKLEY, INC.,
RUSSELL 2000 INDEX AND S&P 500 INDEX

	As of December 31,
	2001	2002	2003	2004	2005	2006
Oakley, Inc. common stock	$100.00	$63.16	$86.24	$80.45	$93.61	$128.98
Russell 2000 Index	100.00	78.42	114.00	133.94	138.40	162.02
S&P 500 Composite Index	100.00	77.90	100.25	111.15	116.61	135.03

Dividend Policy

We declared and paid an annual cash dividend of $0.16 per share on our common stock during each of the years ended December 31, 2006 and 2005. Any future dividends are at the discretion, and subject to the approval, of our Board of Directors and compliance with Washington corporate law.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We purchased no shares of our equity securities during the quarter ended December 31, 2006.

As of December 31, 2006, the approximate dollar value of shares that may yet be repurchased under the $20 million share repurchase program announced on March 15, 2005 was $3.3 million. On September 25, 2006, we announced a new stock repurchase program under which we may repurchase up to an additional $20 million of our common stock in the open market from time to time as market conditions warrant. As of December 31, 2006, no shares had been repurchased under this program.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below have been derived from our audited consolidated financial statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share amounts)

Income Statement Data
Net sales	$761,865	$648,131	$585,468	$528,034	$496,091
Cost of goods sold	349,114	277,230	262,483	245,578	228,299

Gross profit	412,751	370,901	322,985	282,456	267,792
Operating expenses:
Research and development	22,911	17,851	15,962	14,308	16,016
Selling	205,880	174,641	160,946	143,549	127,725
Shipping and warehousing	20,190	17,485	17,087	14,620	13,739
General and administrative	93,934	71,426	63,648	58,017	51,605

Total operating expenses	342,915	281,403	257,643	230,494	209,085

Operating income	69,836	89,498	65,342	51,962	58,707
Interest expense (income), net	1,457	(446)	1,037	1,272	1,643

Income before provision for income taxes	68,379	89,944	64,305	50,690	57,064
Provision for income taxes	23,591	30,284	20,790	17,741	19,972

Net income	$44,788	$59,660	$43,515	$32,949	$37,092

Basic net income per share	$0.65	$0.88	$0.64	$0.48	$0.54

Basic weighted-average common shares	68,421	68,101	67,953	68,006	68,732

Diluted net income per share	$0.65	$0.87	$0.63	$0.48	$0.53

Diluted weighted-average common shares	69,043	68,930	68,610	68,282	69,333

Dividends declared per common share	$0.16	$0.16	$0.15	$0.14	$—

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data
Working capital	$179,746	$250,815	$199,475	$160,207	$130,152
Total assets	633,834	521,714	483,108	439,765	385,081
Total debt	46,848	22,080	30,248	28,700	30,757
Shareholders’ equity	458,891	421,205	365,398	326,573	294,676

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Overview

Oakley is a worldwide leader in the design, development, manufacture, distribution and worldwide marketing of performance optics products including market-leading, premium sunglasses, prescription eyewear, goggles, and electronically enabled eyewear. In addition to Oakley-branded optics products, our eyewear portfolio also includes the Dragon, Fox, Mosley Tribes, Oliver Peoples, and Paul Smith Spectacles brands. We also offer an array of Oakley-branded apparel, footwear, watches and accessories. We believe a principal strength is our ability to develop products that demonstrate superior performance and aesthetics through proprietary technology, manufacturing processes and styling. We hold 579 patents and 1,176 trademarks worldwide that protect our designs and innovations. We manufacture or assemble the majority of our performance optics products at our manufacturing facility located at our headquarters in Foothill Ranch, California. We utilize third-party manufacturers located in the United States and abroad to produce our internally designed apparel, footwear, watches and accessories as well as our electronically enabled eyewear products and certain components of our goggles.

In the United States, we distribute our products through a base of approximately 11,000 retail accounts, comprising approximately 15,600 locations. Our retail accounts are comprised of optical stores, sunglass retailers, department stores, sporting goods stores and specialty sports stores, including bike, surf, snow, skate, golf and motor sports stores. Our products are sold in more than 100 countries outside the United States. We sell our products through our subsidiaries in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, South Africa, Switzerland and the United Kingdom. In countries not serviced by us or our subsidiaries, Oakley products are sold through distributors who possess local expertise. These distributors sell our products either exclusively or with complementary products and agree to comply with our marketing philosophy and practices. Our optical lens laboratories in the United States, Japan and Ireland produce prescription eyewear products.

Our retail operations principally consist of Oakley, Sunglass Icon and OSA retail stores, as well as Internet and telesales operations. During 2006, we opened 45 new stores and we acquired OSA to expand our retail operations. In the United States, we operate 65 Oakley Store retail locations which offer a full range of Oakley-branded products and 121 Sunglass Icon multi-branded sunglass specialty retail stores. OSA operates 20 luxury optical retail stores. The following table summarizes the number of retail stores we operated as of the end of each period (excluding stores operated by others under license):

	As of December 31,
	2006	2005	2004

Oakley Stores:
United States	65	44	36
International	15	7	5
Sunglass Icon	121	105	83
Oliver Peoples	2	—	—
The Optical Shop of Aspen	20	—	—

	223	156	124

Recent Developments

Credit Agreement

In September 2006, we entered into a $185.0 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. In December 2006, we amended the Credit Agreement to increase the aggregate principal amount of borrowings available thereunder from $185.0 million to $246.5 million. The Credit Agreement provides for borrowings in multiple currencies by us and certain of our subsidiaries and for the issuance of letters of credit. The Credit Agreement expires in September 2011. Upon the effectiveness of the Credit Agreement, we cancelled our previously existing $75.0 million credit agreement and repaid the borrowings outstanding thereunder.

Acquisitions

In February 2006, we acquired privately held Oliver Peoples. Oliver Peoples designs, produces and sells luxury eyewear, primarily to wholesale accounts. Through this transaction, we acquired Oliver Peoples’ three eyewear brands: Oliver Peoples, Mosley Tribes, and the licensed Paul Smith Spectacles eyewear brand. In April 2006, we acquired privately held OSA Holding, Inc. and its wholly owned subsidiary, The Optical Shop of Aspen, Inc. (OSA). OSA operates 20 luxury optical retail stores as of December 31, 2006. Also during 2006, we acquired four independent optical retail stores in the United States and substantially all of the operations of our exclusive distributor in Switzerland. We expect these acquisitions to strengthen our capabilities in premium and luxury eyewear, provide growth opportunities within the optics category and complement our multi-branding strategy.

In January 2007, we acquired substantially all of the assets of ESS for approximately $110 million cash, subject to certain indemnities and post-closing adjustments. ESS designs, develops and markets advanced eye protection systems for military, fire fighting and law enforcement professionals and is a leading supplier of protective eyewear to the U.S. military and firefighting markets. Its products are sold in more than 80 countries. We funded the acquisition of ESS with borrowings under the Credit Agreement. We expect the acquisition of ESS will expand our product offerings in protective eyewear and provide increased distribution opportunities in the military, fire fighting and law enforcement markets. Because levels of spending by military customers, including the U.S. military, can fluctuate substantially over time, we may experience greater fluctuations in the amounts of our quarterly sales in the future.

In January 2007, we entered into an agreement to acquire the Bright Eyes Group (Bright Eyes) for approximately $12 million in cash, subject to certain indemnities and post-closing adjustments. Bright Eyes’ operations include wholesale, retail and franchise eyewear businesses in Australia. Bright Eyes operates 27 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. We expect to complete the acquisition of Bright Eyes prior to July 2007 and expect this acquisition will expand our retail and wholesale distribution capabilities in the South Pacific region.

Footwear Restructuring

In June 2006, we approved a restructuring plan, under which we have restructured a significant portion of our footwear business. The restructuring included the discontinuance of a significant portion of our lifestyle footwear products. Under this restructuring plan, we have concentrated our footwear sales efforts principally on key accounts served by our internal sales force and narrowed our footwear reseller base.

During 2006, we recorded charges totaling $3.1 million under the footwear restructuring plan. The charges included approximately $0.6 million for estimated sales returns and markdown allowances, which are included in net sales. Additional charges of approximately $1.8 million for write-downs of inventories and footwear-specific tooling, displays and equipment are included in cost of goods sold. The remainder of the charges (approximately $0.7 million), principally for employee separation costs, is included in operating expenses. As of December 31, 2006, the footwear restructuring plan was substantially complete and we do not expect to record any additional charges in connection therewith.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the balance sheet dates and the reported amounts of revenues and expenses for each fiscal period. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

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

Our standard sales agreements with wholesale customers do not provide for any rights of return by the customer, other than returns for product warranty related issues. In addition to these product warranty related returns, we may, at our discretion, accept other returns. We record a provision for estimated warranty related product returns based upon historical data. We record provisions for other returns or sales discounts based upon analysis of, and decisions made regarding, reseller inventories in the distribution channels. Actual returns and claims in future periods may differ from our estimates.

Our standard sales agreements with wholesale customers do not provide for price protection or margin guarantees. We have at times, and at our discretion, provided our wholesale customers with sales discounts or markdown allowances to assist the sell-through of their slow moving inventories. We record provisions for estimated sales discounts, markdown allowances, rebates and similar commitments based upon analysis of, and decisions made regarding, reseller inventories in the distribution channels.

We recognize revenue from our retail operations upon purchase by customers at the point of sale. We record a provision for estimated returns on retail sales based upon our historical experience. Sales taxes we collect from customers and remit to governmental agencies are excluded from net sales.

Inventory Sale and Purchase Transactions with the Same Third Party

In certain cases, in the electronically enabled eyewear category, we sell eyewear components to a third party electronics vendor and subsequently purchase from the same electronics vendor finished goods containing such eyewear components. The electronics vendor principally sells the finished goods through its distribution channels. We have the right, but no obligation, to purchase finished goods from the electronics vendor, at a defined price, for sale to our own wholesale and retail customers. The electronics vendor has no right to return eyewear components to us.

To the extent that we have purchased, or intend to purchase, finished goods from the electronics vendor, we defer the recognition of revenue on the sale of the eyewear components to the electronics vendor. If the actual amount of finished goods we purchase from the electronics vendor differs from our estimates, our net sales will be affected. Eyewear components sold to the electronics vendor that we expect to repurchase as part of finished goods are recorded on our balance sheet as consignment inventory held by the electronics vendor. Finished goods purchased from the electronics vendor are placed into our inventory at cost, calculated as the invoice value from the electronics vendor less our margin on the sale of the related eyewear components to such vendor. We recognize the sale of the finished goods, and relieve the related inventory, when we sell such finished goods to our wholesale or retail customers.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out or moving average cost method; market is based upon estimated net realizable value. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to expected product demand, production requirements and selling prices. These estimates are dependent on our assessment of current and expected orders from our customers and other factors. Demand for our products can fluctuate significantly, and can be affected by a number of factors outside our control that may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers. If actual future product demand or market conditions are less favorable than our current expectations, additional inventory write-downs may be required.

Impairment of Goodwill and Long-Lived Assets

We continually monitor and review long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Our estimates of the undiscounted cash flows used to assess impairment and the fair values of assets are dependent on assumptions and estimates we make about expected future operating performance, growth rates, the intended use of assets and other factors. Changes in our assumptions and estimates could have a significant impact on the amounts of any resulting impairment losses. Numerous factors, including changes in our business, industry segment or the global economy could also significantly impact our plans to retain, dispose of or idle certain of our long-lived assets.

We test goodwill and intangible assets with indefinite lives for impairment at least annually, using the fair value based test prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Our estimates of fair value and the amounts of any impairment losses are subject to the same assumptions and estimates discussed above. If our future operating performance, or the plans and estimates used in future impairment analyses, are lower than the estimates we have used to assess the potential impairment of these assets, we may be required to recognize impairment losses in the future.

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

Income Taxes

Current income tax expense is the amount of income taxes we expect will be payable for the current year applying the provisions of the enacted tax laws. We record a deferred income tax asset or liability for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We assess the value of our deferred tax assets based on expected future taxable income and ongoing, prudent and feasible tax planning strategies. Our evaluation of the value of these assets is necessarily based on our judgment. When we determine that it is more likely than not that these assets will not be realized, we record a valuation allowance to reduce the carrying value of these assets to their expected realizable value. If we subsequently determine that the amount of such deferred tax assets that will be realized differs from our current expectations, we may be required to increase or decrease the valuation allowance, which would affect our provision for income taxes and net income in the period that such a determination is made.

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

Change in Accounting for Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on the recognition and measurement in financial statements of uncertain tax positions taken in previously filed returns or expected to be taken in tax returns. FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not that, based on the technical merits, the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We are required to adopt FIN 48 as of the beginning of fiscal year 2007. Through December 31, 2006, we evaluated contingent gains and losses associated with uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes” and SFAS No. 5, “Accounting for Contingencies” (SFAS 5).

Our initial application of FIN 48 requires that we evaluate all uncertain tax positions against the new recognition standards prescribed therein. Because the recognition threshold in FIN 48 differs from the standard prescribed by SFAS 5, a number of income tax benefits we had recognized in our financial statements through December 31, 2006 will no longer meet the criteria for recognition or will be measured at different amounts. As a result, we will be required to recognize additional income tax liabilities, representing the portion of such previously recognized income tax benefits that we estimate we will not realize, as measured under FIN 48, plus applicable penalties and interest. Conversely, certain contingent gains we had been unable to recognize in our financial statements as of December 31, 2006 will meet the recognition criteria in FIN 48, and we will be required to recognize additional deferred income tax assets in our financial statements representing the portion of such tax benefits we expect to realize, as measured under FIN 48. We have not completed our evaluation of uncertain tax positions as of January 1, 2007, and we are currently unable to quantify the amounts of additional deferred income tax assets and income tax liabilities we expect to record upon adoption of FIN 48.

In 2007 and subsequent periods, the income tax assets and liabilities we recognize for uncertain tax positions will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our provision for income taxes and our results of operations. We will also be required to recognize additional interest expense each period on the liabilities we have recognized for uncertain tax positions, which will be included in the provision for income taxes in our consolidated income statement.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. We adopted SFAS 151 as of January 1, 2006, with no impact on our consolidated results of operations or financial position.

In the fourth quarter of 2006, we began to apply the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 had no impact on our consolidated results of operations or financial position.

Results of Operations

The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Net sales	$761,865	$648,131	$585,468
Cost of goods sold	349,114	277,230	262,483

Gross profit	412,751	370,901	322,985
Operating expenses:
Research and development	22,911	17,851	15,962
Selling	205,880	174,641	160,946
Shipping and warehousing	20,190	17,485	17,087
General and administrative	93,934	71,426	63,648

Total operating expenses	342,915	281,403	257,643

Operating income	69,836	89,498	65,342
Interest expense (income), net	1,457	(446)	1,037

Income before provision for income taxes	68,379	89,944	64,305
Provision for income taxes	23,591	30,284	20,790

Net income	$44,788	$59,660	$43,515

	Year Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	45.8	42.8	44.8

Gross profit	54.2	57.2	55.2
Operating expenses:
Research and development	3.0	2.8	2.7
Selling	27.0	26.9	27.5
Shipping and warehousing	2.7	2.7	2.9
General and administrative	12.3	11.0	10.9

Total operating expenses	45.0	43.4	44.0

Operating income	9.2	13.8	11.2
Interest expense (income), net	0.2	(0.1)	0.2

Income before provision for income taxes	9.0	13.9	11.0
Provision for income taxes	3.1	4.7	3.6

Net income	5.9%	9.2%	7.4%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales

We report net sales in three product categories — optics; apparel, footwear and accessories (AFA); and other. The optics category includes our sunglasses, prescription eyewear, goggles, electronically enabled eyewear and eyewear-related accessories. The AFA category includes our apparel, footwear, watches and accessories. The other category represents sales of eyewear brands not owned or licensed by us, but sold through our specialty eyewear retail stores.

Net sales increased to $761.9 million for the year ended December 31, 2006 from $648.1 million for 2005, an increase of $113.7 million, or 17.5%.

Net sales by product category

Optics category net sales were $552.9 million for the year ended December 31, 2006 compared to $465.1 million for 2005, an increase of $87.9 million or 18.9%. The increase in optics net sales reflects the sales contribution from the businesses we acquired in 2006, which represented approximately 50% of the increase, combined with strong growth in our existing business from new sunglass styles, the launch of our first women’s sunglass collection and increased sales of our prescription eyewear styles. These increases were partially offset by lower sales of electronically enabled eyewear products, including increased provisions of $4.5 million for sales returns and markdown allowances for electronically enabled eyewear products during the year ended December 31, 2006. The optics category generated 72.6% of our total net sales for the year ended December 31, 2006 compared to 71.8% for 2005.

Net sales in our AFA category were $156.7 million for the year ended December 31, 2006 compared to $148.5 million for 2005, an increase of $8.2 million or 5.6%. The increase principally reflects higher sales of apparel in the United States and the Americas region. Footwear net sales were comparable to 2005 levels, and were adversely affected by charges of $0.6 million for returns and discounts in connection with the restructuring of our footwear business. Additionally, we experienced execution and delivery issues affecting our spring 2006 apparel line that resulted in higher order cancellations. The AFA category represented 20.6% of our total net sales for the year ended December 31, 2006 compared to 22.9% for 2005.

Other products category net sales were $52.2 million for the year ended December 31, 2006 compared to $34.6 million for 2005, an increase of $17.6 million, or 50.9%. The increase reflects the sales contribution of the businesses we acquired in 2006, which represented 71.2% of the increase in other category sales, and an increase in the number of multi-branded sunglass and optical specialty stores we operate. The other products category generated 6.9% of our total net sales for the year ended December 31, 2006 compared to 5.3% for 2005.

Net sales by geographic region

Our U.S. net sales were $423.9 million for the year ended December 31, 2006, compared to $342.8 million for 2005, an increase of $81.0 million, or 23.6%. U.S. net sales in our wholesale operations increased $28.9 million, or 12.9%, to $252.6 million for the year ended December 31, 2006, compared to $223.6 million for 2005, principally due to increased sales volume in the optics category discussed above.

Net sales in our U.S. retail operations, which include our Internet and telesales operations, were $171.3 million for the year ended December 31, 2006, compared to $119.2 million for 2005, an increase of $52.1 million or 43.7%. The increase in retail sales principally reflects the increase in the number of Oakley and Sunglass Icon retail stores we operate, the OSA and Oliver Peoples retail stores we acquired and higher comparable store sales (stores open at least twelve full months).

Our international net sales were $338.0 million for the year ended December 31, 2006 compared to $305.3 million for 2005, an increase of $32.7 million, or 10.7%. Changes in foreign currency exchange rates accounted for 1.0 percentage points, or $3.1 million, of the increase. The Americas (non-U.S.) region reported significant growth in both the optics and AFA product categories. Our EMEA (Europe, Middle East, and Africa) region experienced growth in the optics category, partially offset by decreases in electronically enabled eyewear and lower AFA net sales. In the Asia-Pacific region, increased sales of sunglasses and goggles were offset by lower sales of electronically enabled eyewear and lower AFA net sales due to decreased footwear sales volume and the sales discounts we recorded in connection with the footwear restructuring.

Gross profit

Gross profit increased to $412.8 million for the year ended December 31, 2006 from $370.9 million for 2005, an increase of $41.9 million, or 11.3%. Gross margin, or gross profit as a percentage of net sales, decreased to 54.2% for the year ended December 31, 2006 from 57.2% for 2005. Gross profit for the year ended December 31, 2005 included the benefit of $13.0 million in unrealized gains from changes in the fair value of foreign currency derivatives, compared to unrealized losses of $4.3 million in 2006. The decrease in gross margin reflects the unfavorable change in the amount of unrealized derivative gains and losses and $2.3 million of charges recorded during 2006 related to the footwear restructuring discussed above.

Non-GAAP gross margin excludes the footwear restructuring charges and the impact of changes in the fair value of foreign currency derivatives. Non-GAAP gross margin was 55.0% for the year ended December 31, 2006 compared to 55.2% for 2005 primarily due to increased provisions for sales returns and markdowns related to our electronically enabled eyewear products of $4.5 million, increased provisions for obsolete prescription eyewear inventories and lower margins on our apparel and footwear products resulting from the disposal of out of season inventory. These factors were partially offset by improved sales mix in the optics category in 2006, which generates relatively higher gross profit as a percentage of net sales, and the favorable impact of increased manufacturing volume. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Non-GAAP Financial Measures,” included in this report.

Operating expenses

Operating expenses for the year ended December 31, 2006 increased to $342.9 million from $281.4 million for 2005, an increase of $61.5 million, or 21.9%. As a percentage of net sales, operating expenses increased to 45.0% of net sales for the year ended December 31, 2006 compared to 43.4% of net sales for 2005. The overall increase in operating expenses principally reflects higher operating expenses of $17.0 million in our expanded retail operations (including OSA), $16.9 million of additional operating expenses resulting from our acquisition of Oliver Peoples and increased non-retail compensation and related benefit costs of $12.1 million. The increase in compensation and benefit costs includes a $2.3 million increase in stock compensation expense principally resulting from our adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) as of the beginning of fiscal 2006.

Research and development expenses increased $5.1 million to $22.9 million for the year ended December 31, 2006 compared to $17.9 million for 2005. As a percentage of net sales, research and development expenses were 3.0% of net sales for the year ended December 31, 2006 compared to 2.8% of net sales for 2005. The increase in research and development expenses is primarily due to higher compensation and related benefits costs of $2.1 million and a $0.7 million increase in product design expenses related to increased new product designs and our accelerated product release schedule.

Selling expenses increased $31.2 million to $205.9 million for the year ended December 31, 2006 from $174.6 million for 2005. As a percentage of net sales, selling expenses were 27.0% of net sales for the year ended December 31, 2006 compared to 26.9% of net sales for 2005. Retail selling expenses increased $11.9 million, principally reflecting the increase in the number of retail stores we operate, including OSA. The Oliver Peoples business, acquired in the first quarter of fiscal 2006, accounted for an $8.8 million increase in selling expenses. The increase in selling expenses also reflects increased marketing activities to support earlier introductions of 2006 sunglass styles, including the launch of our first women’s line of sunglasses, and our branding efforts during the 2006 Winter Olympics. Additional increases in non-retail selling expenses include $4.3 million in increased advertising and marketing expenses; $2.7 million for increased sales personnel compensation and related benefit costs; and $1.5 million for increased sales commissions due to higher sales volume.

Shipping and warehousing expenses were $20.2 million for the year ended December 31, 2006 compared to $17.5 million for 2005. The increase reflects increased sales volume in the 2006 period, the acquisition of Oliver Peoples and $0.9 million in costs associated with the relocation of our European optics warehouse from France to a third party logistics facility in the Netherlands. As a percentage of net sales, shipping expenses remained at 2.7% of net sales for 2006 and 2005.

General and administrative expenses were $93.9 million for the year ended December 31, 2006, compared to $71.4 million for 2005. As a percentage of net sales, general and administrative expenses were 12.3% of net sales for the year ended December 31, 2006 compared to 11.0% of net sales for 2005. General and administrative expenses related to our retail operations increased $3.5 million, principally reflecting the increase in the number of retail stores we operate, including OSA. The Oliver Peoples business, acquired in the first quarter of fiscal 2006, accounted for a $4.3 million increase in general and administrative expenses. Other factors contributing to the increase in general and administrative expenses were a $6.3 million increase in non-retail personnel and related benefit costs (including a $1.6 million increase in stock compensation expense) and a $3.4 million increase in amortization of intangible assets related to the businesses we acquired in 2006. These increases were partially offset by a $0.7 million decrease in bad debt expense.

We expect that amortization of intangible assets for the year ending December 31, 2007 will increase to approximately $9.7 million, compared to $4.7 million for 2006, as a result of the acquisitions we completed in 2006 and our acquisition of ESS in January 2007.

Operating income

Operating income decreased to $69.8 million, or 9.2% of net sales, for the year ended December 31, 2006 from $89.5 million, or 13.8% of net sales for 2005, a decrease of $19.7 million or 22.0%, due to the various factors discussed above. The decrease in operating income as a percentage of net sales principally reflects the impact of changes in the fair value of foreign currency derivatives, the footwear restructuring charges and the increases in general and administrative expenses discussed above.

Interest expense and interest income

Interest expense, net of interest income, was $1.5 million for the year ended December 31, 2006 compared to net interest income of $0.4 million for 2005.

Interest expense totaled $3.1 million for the year ended December 31, 2006 compared to $1.5 million for 2005, principally due to higher outstanding borrowings during 2006. We made cash payments for business acquisitions of $86.8 million during 2006, which significantly reduced our available cash balances. As a result, we made greater use of borrowings under the Credit Agreement and previous credit facilities to meet our working capital requirements. We anticipate further increases in interest expense for 2007 as the result of additional borrowings we made under the Credit Agreement in January 2007 to provide sufficient funds for the acquisition of ESS.

Interest income was $1.7 million for the year ended December 31, 2006 compared to $2.0 million for 2005, principally due to lower invested cash balances during 2006.

Income taxes

The provision for income taxes was $23.6 million for the year ended December 31, 2006, compared to $30.3 million for 2005. Our effective tax rate for the year ended December 31, 2006 was 34.5%, compared to 33.7% for 2005. The increase in our effective tax rate reflects a benefit included in the year ended December 31, 2005 from an income tax refund of approximately $0.8 million related to amended prior period state income tax returns. We expect our effective tax rate for 2007 will increase due to anticipated growth in our business and pre-tax income in the United States and other jurisdictions where income is taxed at relatively higher rates.

On August 2, 2004, the Internal Revenue Service (IRS) notified us of a proposed audit adjustment related to advance payment agreements we executed in December 2000 with our foreign sales corporation, Oakley International Inc., and two wholly owned foreign subsidiaries, Oakley U.K. Ltd. and Oakley Holding S.A.S. This proposed adjustment resulted from the IRS audit for the tax years ended December 31, 2000 and 2001. The proposed adjustment could result in additional tax liability and penalties (exclusive of interest) of approximately $11.2 million. We continue to protest this proposed adjustment with the IRS and we intend to continue to assert and defend our position through applicable IRS administrative and/or judicial procedures.

The resolution of tax matters such as this is subject to a number of risks beyond our control, including that the IRS or others may interpret applicable tax laws or regulations in a manner that is adverse to us during the appeals process or that the courts may rule against us in any judicial proceedings. Considering these risks, and based upon our analysis of the tax laws and other relevant factors, it is reasonably possible that we may ultimately incur some tax adjustment related to this matter, but we do not believe that any such adjustment is probable. Accordingly, as of December 31, 2006, we have not recognized any liability in our consolidated financial statements for the resolution of this matter. In the event that we do not prevail, we expect that the proposed adjustment should not have a material impact on our consolidated financial position because we have insurance in place that we believe will cover such adjustment and associated expenses.

Net income

Net income was $44.8 million for the year ended December 31, 2006 compared to $59.7 million for 2005, a decrease of $14.9 million or 24.9%.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales

Net sales increased to $648.1 million for the year ended December 31, 2005 from $585.5 million for 2004, an increase of $62.6 million, or 10.7%.

Optics category net sales were $465.1 million for the year ended December 31, 2005 compared to $422.9 million for 2004, an increase of $42.2 million or 10.0%. The increase in optics net sales reflects an 8.1% increase in worldwide sunglass unit shipments due to strong introductions of our new sunglass styles, increased sales of our electronically-enabled eyewear products launched during the fourth quarter of 2004 and increased goggles sales. These increases were partially offset by a slight decline in the sunglass average selling price resulting from greater sales of our more moderately priced new sunglass introductions in 2005. The optics category generated 71.8% of our total net sales for the year ended December 31, 2005 compared to 72.2% for 2004.

Net sales in our AFA category were $148.5 million for the year ended December 31, 2005 compared to $137.6 million for 2004, an increase of $10.9 million or 7.9%. The increase reflects higher increased sales volume in our apparel and accessories lines, partially offset by small declines in watch and footwear sales. The AFA category represented 22.9% of our total net sales for the year ended December 31, 2005 compared to 23.5% for 2004.

Other products category net sales were $34.6 million for the year ended December 31, 2005 compared to $25.0 million for 2004, an increase of $9.6 million, or 38.5%. The increase principally reflects higher sales of non-Oakley branded sunglasses through our Sunglass Icon subsidiary. The other products category generated 5.3% of our total net sales for the year ended December 31, 2005 compared to 4.3% for 2004.

Net sales by geographic region

Our U.S. net sales were $342.8 million for the year ended December 31, 2005, compared to $305.0 million for 2004, an increase of $37.9 million, or 12.4%. U.S. net sales in our wholesale operations increased $4.4 million, or 2.0%, to $223.6 million for the year ended December 31, 2005, compared to $219.3 million for 2004, principally due to increased sales to our broad specialty store account base and other domestic sales.

Net sales in our U.S. retail operations, including our Internet and telesales operations, were $119.2 million for the year ended December 31, 2005, compared to $85.7 million for 2004, an increase of $33.5 million or 39.1%. The increase reflects higher comparable store sales (stores open at least twelve months) for both Oakley and Sunglass Icon retail stores and the increase in the number of sunglass and optical specialty stores we operate. During 2005, we added eight new Oakley stores and 22 Sunglass Icon stores, including five retail locations acquired in April 2005.

Our international net sales were $305.3 million for the year ended December 31, 2005 compared to $280.5 million for 2004, an increase of $24.8 million, or 8.8%. Changes in foreign currency exchange rates accounted for 2.1 percentage points, or $5.8 million, of the increase. The Americas (non-U.S.) region reported significant growth in both the optics and AFA product categories. In our EMEA region, a weak retail environment in certain countries and a continuing loss of sunglass market share in select markets resulted in generally flat sales compared to 2004 levels. Our Asia-Pacific region benefited from increased sales of electronically enabled eyewear products and sunglasses.

Gross profit

Gross profit increased to $370.9 million for the year ended December 31, 2005 from $323.0 million for 2004, an increase of $47.9 million, or 14.8%. Gross margin, or gross profit as a percentage of net sales, increased to 57.2% for the year ended December 31, 2005 from 55.2% for 2004. Gross profit for the year ended December 31, 2005 included the benefit of $13.0 million in unrealized gains from changes in the fair value of foreign currency derivatives compared to unrealized gains of $2.6 million in 2004.

Non-GAAP gross margin excludes the footwear restructuring charges and the impact of changes in the fair value of foreign currency derivatives. Non-GAAP gross margin was 55.2% for the year ended December 31, 2005 compared to 54.7% for 2004 primarily due to higher margins in most product categories, other than electronically enabled eyewear products, and greater realized gains from our foreign currency hedging program. These positive factors were partially offset by increases in discounts and markdowns, increased inventory reserves and a greater mix of newer category products that carry lower gross margins. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Non-GAAP Financial Measures,” included in this report.

Operating expenses

Operating expenses for the year ended December 31, 2005 increased to $281.4 million from $257.6 million for 2004, an increase of $23.8 million, or 9.2%. As a percentage of net sales, operating expenses decreased to 43.4% of net sales for the year ended December 31, 2005 compared to 44.0% of net sales for 2004. The increase in operating expenses principally reflects expenses associated with increased sales volumes, higher operating expenses related to our expanded retail store operations and higher foreign operating expenses resulting from a weaker U.S. dollar. Operating expenses for the year ended December 31, 2005 included $30.6 million of expenses for our retail store operations, an increase of $7.3 million from $23.3 million for 2004. The higher retail store operating expenses principally reflect the increase in the number of retail stores we operated at December 31, 2005 compared to at December 31, 2004. The weakening of the U.S. dollar, compared to most other currencies in which we transact business, contributed approximately $2.1 million, or 8.8%, of the increase.

Research and development expenses increased $1.9 million to $17.9 million for the year ended December 31, 2005 compared to $16.0 million for 2004. As a percentage of net sales, research and development expenses were 2.8% of net sales for the year ended December 31, 2005 compared to 2.7% for 2004. The increase is primarily due to increased design personnel and related benefit costs of $1.1 million and increased product design expenses of $0.9 million, including costs related to our electronically enabled eyewear products.

Selling expenses increased $13.7 million, or 8.5%, to $174.6 million for the year ended December 31, 2005 compared to $160.9 million for 2004. As a percentage of net sales, selling expenses were 26.9% of net sales for the year ended December 31, 2005 compared to 27.5% for 2004. Higher retail selling expenses, primarily due to increased store count, contributed $6.4 million, or 46.7%, of this increase. Excluding retail store operations, expenses contributing to the increase in selling expenses were $2.0 million in increased sales personnel and related benefit costs, $1.2 million for increased sports marketing expenses, $1.2 million for sales commissions and $0.9 million for increased e-commerce expenses.

Shipping and warehousing expenses increased $0.4 million to $17.5 million for the year ended December 31, 2005 compared to $17.1 million for 2004. As a percentage of net sales, shipping expenses decreased to 2.7% of net sales for the year ended December 31, 2005 compared to 2.9% for 2004 primarily due to our cost control efforts and leverage on higher sales.

General and administrative expenses increased $7.8 million, or 12.2%, to $71.4 million for the year ended December 31, 2005, from $63.6 million for 2004. As a percentage of net sales, general and administrative expenses were 11.0% of net sales for the year ended December 31, 2005 compared to 10.9% for 2004. General and administrative expenses for our retail stores increased $0.9 million for the year ended December 31, 2005 from the prior year, primarily due to increased store count. Excluding retail operations, expenses contributing to the increase in general and administrative expenses were $5.7 million in greater personnel and related benefit costs, including the addition of new senior executive officers, temporary help, recruiting expenses, restricted stock expense and an increase of $1.2 million in bad debt expense, partially offset by a $1.0 million reduction in flight department expenses during the 2005 period resulting from an increased reimbursement from our Chairman, Jim Jannard, for his personal use of the aircraft during 2005 as compared to $0.1 million reimbursement in 2004. Additionally, in 2004, we recorded a foreign exchange loss of $0.5 million related to the repatriation of profits from our subsidiary in the United Kingdom.

Operating income

Operating income increased to $89.5 million, or 13.8% of net sales, for the year ended December 31, 2005 compared to $65.3 million, or 11.2% of net sales, for 2004, an increase of $24.2 million, or 37.0%.

Interest expense and interest income

Interest income, net of interest expense, was $0.4 million for the year ended December 31, 2005 compared to net interest expense of $1.0 million for 2004.

Interest expense totaled $1.5 million for the year ended December 31, 2005 compared to $1.6 million for 2004.

Interest income was $2.0 million for the year ended December 31, 2005 compared to $0.5 million for 2004. The increase in interest income principally reflects higher invested cash balances during 2005 and increased interest income on customer accounts. We began charging interest to our U.S. customers with past due receivable balances in the first quarter of 2005.

Income taxes

We recorded a provision for income taxes of $30.3 million for the year ended December 31, 2005, compared to $20.8 million for 2004. Our effective tax rate for the year ended December 31, 2005 was 33.7%, higher than the fiscal 2004 rate of 32.3%, but continues to be below the statutory rate of 35%. In 2004, our effective tax rate was reduced by a release of reserve resulting from the closure of certain prior year IRS and French income tax audits in addition to export tax benefits we claimed. The 2005 statutory rate was also reduced, but not as significantly, by the benefit of a California income tax refund we received, the release of reserves related to various prior year tax exposures, and export and production tax benefits we claimed. The income tax refund we received in 2005 of approximately $0.8 million related to amended prior period California state income tax returns.

Net income

Net income increased to $59.7 million, or 9.2% of net sales, for the year ended December 31, 2005 from $43.5 million, or 7.4% of net sales, for 2004, an increase of $16.2 million, or 37.1% due to the increase in our net sales, improved gross margins and comparatively smaller increases in operating expenses.

Liquidity and Capital Resources

Our cash and cash equivalents were $31.3 million at December 31, 2006 compared to $82.2 million at December 31, 2005. The decrease was primarily due to our acquisitions of Oliver Peoples and OSA, payments for capital expenditures, dividends paid and payments to repurchase shares of our common stock, partially offset by cash provided by operations. Subsequent to December 31, 2006, we paid $110.7 million to acquire ESS, using funds borrowed under the Credit Agreement. We have historically financed our business almost entirely with cash flow generated from operations and borrowings under our credit facilities. We believe that our existing cash and cash equivalents, available borrowings under the Credit Agreement and anticipated cash flows from operations will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months. We may also consider acquisition opportunities or increases in our capital spending to extend our product lines or expand our retail operations. In order to fund any such capital expenditures or acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. There can be no assurance that additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by operating activities totaled $81.9 million for the year ended December 31, 2006 compared to $76.5 million for 2005 and $45.6 million for 2004. Operating cash flow for the year ended December 31, 2006 reflects our net income of $44.8 million and net non-cash charges (depreciation and amortization, stock-based compensation, changes in the fair value of derivative instruments and other) of $36.3 million, partially offset by net working capital increases of $0.8 million.

At December 31, 2006, our working capital was $179.7 million compared to $250.8 million at December 31, 2005. Working capital may vary from time to time as a result of seasonality, new product introductions, changes in accounts receivable and inventory levels and other factors. Accounts receivable, less allowances for doubtful accounts, were $109.2 million at December 31, 2006 compared to $99.4 million at December 31, 2005. Accounts receivable days outstanding, based on wholesale net sales, were at 68 at December 31, 2006 compared to 72 at December 31, 2005. Inventories increased to $155.4 million at December 31, 2006 compared to $119.0 million at December 31, 2005. The increased inventory reflects the inventories of the businesses we acquired in 2006 and the expansion of our retail operations. Inventory turns were 2.4 at December 31, 2006 compared to 2.5 at December 31, 2005.

Cash used in investing activities of $139.8 million for the year ended December 31, 2006 principally consisted of payments of $86.8 million for business acquisitions, net of acquired cash of $1.6 million, and payments for capital expenditures of $52.5 million. Capital expenditures for 2006 included $19.9 million for our retail operations. Cash used in investing activities of $36.0 million and $31.0 million for the years ended December 31, 2005 and 2004, respectively, principally consisted of payments for capital expenditures and, in 2005, payments of $1.9 million in connection with the acquisition of retail stores. As of December 31, 2006, we had commitments of approximately $1.6 million for future capital expenditures (principally for equipment and tooling) which we expect to fund with cash flows from operations or available borrowings under the Credit Agreement.

In connection with the acquisitions we completed during the year ended December 31, 2006, an additional $2.0 million was held back to be available for the payment of contingent indemnification obligations and is recorded as a liability on the consolidated balance sheet at December 31, 2006. Up to $7.5 million in additional cash consideration will be payable if acquired companies achieve certain financial performance targets over specified periods following the dates of acquisition. This additional consideration, if paid, will be accounted for as additional purchase price and will increase the goodwill arising in the acquisitions.

Cash provided by financing activities of $7.4 million for the year ended December 31, 2006 principally consisted of net borrowings under credit facilities of $22.5 million and proceeds from the exercise of stock options of $4.9 million, partially offset by dividend payments of $11.0 million and payments of $10.4 million to repurchase shares of our common stock. For the year ended December 31, 2005, cash used in financing activities of $10.7 million consisted of payments of $11.8 million to repurchase shares of our common stock, dividend payments of $11.0 million and the net repayment of borrowings under credit facilities of $6.6 million, partially offset by proceeds from the exercise of stock options of $18.6 million. For the year ended December 31, 2004, cash used in financing activities of $12.1 million principally consisted of dividend payments of $10.2 million and payments of $5.9 million to repurchase shares of our common stock, partially offset by proceeds from the exercise of stock options of $3.5 million.

Stock Repurchase

During 2006, we repurchased 657,100 shares of our common stock, at an aggregate cost of $10.4 million, under a $20.0 million stock repurchase program announced on March 15, 2005. As of December 31, 2006, the approximate dollar value of shares that may yet be repurchased under this program was $3.3 million. On September 25, 2006, we announced a new stock repurchase program under which we may repurchase up to an additional $20.0 million of our common stock in the open market from time to time as market conditions warrant. As of December 31, 2006, no shares had been repurchased under this program.

Credit Agreement

In September 2006, we entered into a $185.0 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. In December 2006, we amended the Credit Agreement to increase the aggregate principal amount of borrowings available thereunder from $185.0 million to $246.5 million. The Credit Agreement provides for borrowings in multiple currencies by us and certain of our subsidiaries and for the issuance of letters of credit. The Credit Agreement expires in September 2011. Upon the effectiveness of the Credit Agreement, we cancelled our previously existing $75.0 million credit agreement and repaid the borrowings outstanding thereunder.

Borrowings under the Credit Agreement bear interest at variable rates based upon the bank’s prime lending rate or LIBOR, plus specified margins. The weighted-average interest rate on borrowings outstanding under the Credit Agreement as of December 31, 2006 was 6.73%. We are required to pay a commitment fee on the daily unused amount of the commitments under the Credit Agreement and other fees as specified in the agreement. As of December 31, 2006, outstanding borrowings under the Credit Agreement were $31.5 million.

The Credit Agreement contains various restrictive covenants that require that we maintain certain financial ratios and that may limit our ability, among other things, to incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; or make investments. As of December 31, 2006, we were in compliance with all restrictive covenants and financial ratio requirements of the Credit Agreement. Our obligations under the Credit Agreement are unsecured.

Certain of our subsidiaries also have lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 1.0% to 6.9%. Some of our subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 4.1% to 12.5%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts is $27.7 million, of which $6.6 million was outstanding at December 31, 2006.

Contractual Obligations and Commitments

The following table summarizes the future payments we are required to make under contractual obligations as of December 31, 2006 and their anticipated effect on our cash flows in future periods:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Lines of credit	$38,116	$38,116	$—	$—	$—
Long-term debt	8,732	8,732	—	—	—
Interest payable on long-term debt	413	413	—	—	—
Letters of credit	1,957	1,957	—	—	—
Operating leases	162,674	22,541	55,933	47,824	36,376
Endorsement contracts(1)	10,692	6,691	3,426	559	16
Product purchase commitments(2)	96,588	61,438	17,600	17,550	—
Capital purchase commitments	1,640	1,640	—	—	—
Additional consideration for business acquisitions(3)	2,000	—	2,000	—	—

	$322,812	$141,528	$78,959	$65,933	$36,392

(1)	We have entered into endorsement contracts with selected athletes and others who endorse our products. Under these contracts, we have agreed to pay certain incentives based on specific achievements in addition to minimum annual payments. The amounts listed above for endorsement contracts represent approximate amounts of minimum payments required under these contracts. Actual amounts paid under these contracts may differ from the amounts listed as a result of the conditional components of these obligations.

(2)	Amounts listed for purchase obligations represent contractual agreements, letters of credit and open purchase orders for raw materials, finished goods and services to be incurred in the ordinary course of business, which are enforceable and legally binding and specify all significant terms.

(3)	Additional cash consideration totaling up to $7.5 million will be payable if OP and OSA achieve certain financial performance targets over specified periods following the respective dates of acquisition.

Seasonality

Historically, our sales have been highest in the period from March to September, the period during which sunglass purchases and usage are typically highest in the Northern Hemisphere. As a result, our net sales and operating margins are typically higher in the second and third quarters and lower in the first and fourth quarters, as fixed operating costs are spread over the differing levels of sales volume. In anticipation of seasonal increases in demand, we typically build sunglass inventories in the fourth quarter and first quarter when net sales have historically been lower. Sales of AFA products, which generate gross profits at lower levels than sunglasses, are generally lowest in the second quarter. This seasonal trend contributes to our gross profit in the second quarter, which historically has been the highest of the year. Although we expect to continue to experience this seasonal trend, changes in our product mix and the expansion of our retail operations may partially mitigate the impact of seasonality on our business.

Backlog

At December 31, 2006, we had a backlog of $50.8 million, including backorders (merchandise remaining unshipped beyond its scheduled shipping date) of $14.3 million, compared to a backlog of $51.7 million, including backorders of $12.0 million, at December 31, 2005. Historically, we have generally shipped most eyewear orders within one day of receipt, with longer lead times for our other pre-booked product categories. Unshipped orders are cancelable by the customer at any time without penalty. While we believe our backlog represents firm orders, and we expect to fulfill substantially all of these orders in 2007, we cannot guarantee that order cancellations will not reduce the amount we ultimately fulfill from the December 31, 2006 backlog.

Inflation

We do not believe inflation has had a material impact on our results of operations in the past. However, we cannot assure you that this will be the case in the future.

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

Non-GAAP financial measures have certain limitations because they do not reflect all of the costs associated with the operation of our business as determined in accordance with GAAP and may be different from non-GAAP measures used by other companies. Readers should consider non-GAAP gross margin in addition to, and not as a substitute for, or superior to, gross profit as a percentage of net sales determined in accordance with GAAP. We seek to compensate for the limitations of this non-GAAP measure by providing descriptions of the reconciling items and a reconciliation of the non-GAAP measure to the most directly comparable GAAP measure so that investors can appropriately incorporate the non-GAAP measure and its limitations into their analyses. Additional information on the changes in the fair value of foreign currency derivatives not designated as cash flow hedges and the footwear restructuring charges is included in Notes 7 and 13 to the accompanying consolidated financial statements. A reconciliation of non-GAAP gross margin to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows (in thousands):

			Change in Fair
		Footwear	Value of Foreign	Calculation of
	Reported	Restructuring	Currency	Non-GAAP Gross
	Under GAAP	Charges	Derivatives	Margin(1)

Year ended December 31, 2006
Net sales	$761,865	$(559)	$—	$762,424
Cost of goods sold	349,114	1,770	4,329	343,015

Gross profit	$412,751	$(2,329)	$(4,329)	$419,409
Gross profit as a % of net sales	54.2%
Non-GAAP gross margin				55.0%
Year ended December 31, 2005
Net sales	$648,131	$—	$—	$648,131
Cost of goods sold	277,230	—	(12,988)	290,218

Gross profit	$370,901	$—	$12,988	$357,913
Gross profit as a % of net sales	57.2%
Non-GAAP gross margin				55.2%
Year ended December 31, 2004
Net sales	$585,468	$—	$—	$585,468
Cost of goods sold	262,483	—	(2,621)	265,104

Gross profit	$322,985	$—	$2,621	$320,364
Gross profit as a % of net sales	55.2%
Non-GAAP gross margin				54.7%

(1)	We do not use non-GAAP net sales or non-GAAP cost of goods sold separately as non-GAAP financial measures. Non-GAAP net sales and non-GAAP cost of goods sold are presented herein solely for the purpose of illustrating the computation of non-GAAP gross margin.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The following is a summary of all foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) we held at December 31, 2006 (in thousands):

		Weighted-Average
	U.S. Dollar	Rate per		Fair Value
Currency	Equivalent	US $1.00	Maturity Dates	Gain (Loss)

Australian dollar	$5,980	1.2793	Jan. 2007 — Sept. 2007	$(26)
British pound	15,766	0.5392	Feb. 2007 — Dec. 2007	(850)
Canadian dollar	11,702	1.1194	Jan. 2007 — Dec. 2007	399
Euro	31,769	0.7756	Jan. 2007 — Dec. 2007	(913)
Japanese yen	17,175	110.6248	Jan. 2007 — Mar. 2008	716

	$82,392			$(674)

We use, and plan to continue to use, foreign exchange contracts as part of our strategy to manage our exposure to foreign currency exchange rate fluctuations. These foreign exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, we may, for various reasons, decide to either expand or reduce the level of foreign exchange contracts we hold. Based upon the foreign exchange contracts we held at December 31, 2006, if the value of the U.S. dollar were to hypothetically decrease by 10% relative to the foreign currencies which we have hedged with foreign exchange contracts, our gross profit and our pre-tax income would decrease by approximately $9.2 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S. dollars at the same hypothetical rate.

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

Interest Rate Risk

We are subject to interest rate risk related to fluctuations in the rates of interest we pay on our variable rate debt, including borrowings under the Credit Agreement and the credit facilities available to certain of our subsidiaries. Outstanding borrowings under these arrangements totaled $38.1 million at December 31, 2006. Based on the weighted-average interest rate of 6.73% applicable to borrowings outstanding under the Credit Agreement, if interest rates were to hypothetically increase by 10%, and to the extent that borrowings remain outstanding, for every $1.0 million of borrowings outstanding our interest expense would increase by approximately $6,730 per year.

As part of our strategy to manage the level of our exposure to fluctuations in interest rates, we entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of a ten-year real estate term loan which matures in September 2007. As of December 31, 2006, the fair value of the interest rate swap agreement was not significant.

Item 8.	Financial Statements and Supplementary Data

OAKLEY, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$31,313	$82,157
Accounts receivable, less allowances of $15,262 (2006) and $10,639 (2005)	109,168	99,430
Inventories	155,377	119,035
Other receivables	6,375	4,656
Deferred income taxes	17,933	11,707
Income taxes receivable	—	3,059
Prepaid expenses and other current assets	13,947	14,132

Total current assets	334,113	334,176
Property and equipment, net	177,400	153,218
Deposits	2,799	2,197
Goodwill	64,652	27,146
Intangible assets	52,302	4,530
Other assets	2,568	447

Total assets	$633,834	$521,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$38,116	$11,349
Accounts payable	45,955	30,772
Accrued expenses and other current liabilities	57,244	36,173
Accrued warranty	3,153	3,068
Income taxes payable	1,167	—
Current portion of long-term debt	8,732	1,999

Total current liabilities	154,367	83,361
Long-term debt, net of current portion	—	8,732
Deferred income taxes	17,457	8,156
Other long-term liabilities	3,119	260

Total liabilities	174,943	100,509
Commitments and contingencies (Note 6)
Shareholders’ Equity
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share, 200,000 shares authorized; 68,972 (2006) and 69,153 (2005) issued and outstanding	690	686
Additional paid-in capital	41,711	48,026
Deferred compensation	—	(6,082)
Retained earnings	405,120	371,333
Accumulated other comprehensive income	11,370	7,242

Total shareholders’ equity	458,891	421,205

Total liabilities and shareholders’ equity	$633,834	$521,714

See accompanying notes to consolidated financial statements.

OAKLEY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Net sales	$761,865	$648,131	$585,468
Cost of goods sold	349,114	277,230	262,483

Gross profit	412,751	370,901	322,985
Operating expenses:
Research and development	22,911	17,851	15,962
Selling	205,880	174,641	160,946
Shipping and warehousing	20,190	17,485	17,087
General and administrative	93,934	71,426	63,648

Total operating expenses	342,915	281,403	257,643

Operating income	69,836	89,498	65,342
Interest expense	3,117	1,508	1,565
Interest income	(1,660)	(1,954)	(528)

Income before provision for income taxes	68,379	89,944	64,305
Provision for income taxes	23,591	30,284	20,790

Net income	$44,788	$59,660	$43,515

Basic net income per common share	$0.65	$0.88	$0.64

Basic weighted-average common shares	68,421	68,101	67,953

Diluted net income per common share	$0.65	$0.87	$0.63

Diluted weighted-average common shares	69,043	68,930	68,610

See accompanying notes to consolidated financial statements.

OAKLEY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Net income	$44,788	$59,660	$43,515
Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges, net of tax	(752)	259	289
Foreign currency translation adjustments	4,880	(4,953)	6,314

Other comprehensive income (loss)	4,128	(4,694)	6,603

Comprehensive income	$48,916	$54,966	$50,118

See accompanying notes to consolidated financial statements.

OAKLEY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated
						Other	Total
	Common Stock		Additional	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Paid-In Capital	Compensation	Earnings	Income	Equity

Balance at December 31, 2003	67,948	$679	$31,126	$—	$289,435	$5,333	$326,573
Net income	—	—	—	—	43,515	—	43,515
Other comprehensive income	—	—	—	—	—	6,603	6,603
Repurchase of common shares	(515)	(5)	(5,918)	—	—	—	(5,923)
Cash dividends declared	—	—	—	—	(10,208)	—	(10,208)
Exercise of stock options	352	4	3,454	—	—	—	3,458
Tax benefit related to exercise of stock options	—	—	603	—	—	—	603
Issuance of restricted stock	313	—	4,681	(4,681)	—	—	—
Restricted stock forfeited	(21)	—	(303)	303	—	—	—
Stock-based compensation expense	—	—	16	761	—	—	777

Balance at December 31, 2004	68,077	678	33,659	(3,617)	322,742	11,936	365,398
Net income	—	—	—	—	59,660	—	59,660
Other comprehensive loss	—	—	—	—	—	(4,694)	(4,694)
Repurchase of common shares	(865)	(9)	(11,779)	—	—	—	(11,788)
Cash dividends declared	—	—	—	—	(11,069)	—	(11,069)
Exercise of stock options	1,684	17	18,627	—	—	—	18,644
Tax benefit related to exercise of stock options	—	—	3,426	—	—	—	3,426
Issuance of restricted stock	296	—	4,673	(4,673)	—	—	—
Restricted stock forfeited	(39)	—	(597)	597	—	—	—
Stock-based compensation expense	—	—	17	1,611	—	—	1,628

Balance at December 31, 2005	69,153	686	48,026	(6,082)	371,333	7,242	421,205
Net income	—	—	—	—	44,788	—	44,788
Other comprehensive income	—	—	—	—	—	4,128	4,128
Repurchase of common shares	(683)	(7)	(10,733)	—	—	—	(10,740)
Cash dividends declared	—	—	—	—	(11,001)	—	(11,001)
Exercise of stock options	436	4	4,942	—	—	—	4,946
Tax benefit related to exercise of stock options	—	—	1,242	—	—	—	1,242
Reclassification upon adoption of SFAS 123R	—	—	(6,082)	6,082	—	—	—
Issuance of restricted stock	68	7	(7)	—	—	—	—
Restricted stock forfeited	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,323	—	—	—	4,323

Balance at December 31, 2006	68,972	$690	$41,711	$—	$405,120	$11,370	$458,891

See accompanying notes to consolidated financial statements.

OAKLEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities
Net income	$44,788	$59,660	$43,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,875	31,930	30,592
Amortization of intangible assets	4,696	1,339	1,287
Changes in fair value of derivative instruments	4,329	(13,186)	(2,959)
Provision for bad debts	2,095	2,850	1,601
Stock-based compensation expense	4,323	1,628	777
Excess tax benefits related to stock-based compensation	(1,242)	3,426	603
Loss on disposition of equipment	460	831	639
Deferred income taxes, net	(11,222)	576	3,349
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,602)	(2,667)	(23,717)
Inventories	(23,177)	(7,194)	(13,779)
Other receivables	(1,104)	(774)	(533)
Prepaid expenses and other current assets	(1,453)	(946)	(919)
Deposits and other assets	(815)	(530)	362
Accounts payable	10,135	(2,301)	6,521
Accrued expenses and other current liabilities	14,886	7,130	5,949
Income taxes payable/receivable	4,937	(5,301)	(7,659)

Net cash provided by operating activities	81,909	76,471	45,629
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(86,751)	(1,929)	(450)
Purchases of property and equipment	(52,527)	(35,079)	(30,385)
Proceeds from sales of property and equipment	221	1,207	311
Other assets	(705)	(181)	(491)

Net cash used in investing activities	(139,762)	(35,982)	(31,015)
Cash Flows from Financing Activities
Proceeds from bank borrowings	254,211	1,442	3,416
Repayment of bank borrowings	(231,673)	(8,045)	(2,853)
Exercise of stock options	4,946	18,644	3,458
Excess tax benefits related to stock-based compensation	1,242	—	—
Repurchase of common shares	(10,351)	(11,788)	(5,923)
Payment of cash dividends	(10,952)	(10,990)	(10,208)

Net cash provided by (used in) financing activities	7,423	(10,737)	(12,110)
Effect of exchange rate changes on cash	(414)	667	23

Net increase (decrease) in cash and cash equivalents	(50,844)	30,419	2,527
Cash and cash equivalents, beginning of period	82,157	51,738	49,211

Cash and cash equivalents, end of period	$31,313	$82,157	$51,738

See accompanying notes to consolidated financial statements.

Oakley, Inc.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Significant Accounting Policies

Oakley, Inc. (Oakley or the Company), a Washington corporation, was formed in March 1994 to succeed to the assets and liabilities of Oakley, Inc., a California corporation, which commenced operations in 1977 and began to sell sunglasses in 1984. The Company is a worldwide leader in the design, development, manufacture, distribution and worldwide marketing of performance optics products including market-leading, premium sunglasses, prescription eyewear, goggles, and electronically enabled eyewear. The Company operates in two reportable segments: wholesale and U.S. retail.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Oakley, Inc. and its subsidiaries. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and accounts payable, approximate fair value due to the short period of time between origination of the instruments and their expected realization. The carrying amounts of borrowings outstanding under lines of credit and other debt instruments approximate fair value due to their variable interest rates and/or short maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Generally, the Company extends credit to its wholesale customers and does not require collateral. The Company performs ongoing credit evaluations of its customers based upon payment history and available credit information. The Company regularly monitors customer balances and maintains an allowance for doubtful accounts based upon the Company’s historical experience and any specific customer collection issues that have been identified. Bad debt losses have historically been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out or moving average cost method; market is based upon estimated net realizable value. The Company regularly reviews inventory quantities on hand and writes down any excess or obsolete inventories to net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to expected product demand, production requirements and selling prices. These estimates are dependent on the Company’s assessment of current and expected orders from its customers and other factors. Demand for the Company’s products can fluctuate significantly, and can be affected by a number of factors outside its control that may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers. If actual future product demand or market

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

conditions are less favorable than the Company’s current expectations, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful lives (generally two to seven years for property and equipment and 39 years for buildings) of the respective assets or, as to leasehold improvements, the term of the related lease if less than the estimated useful service life.

Derivative Financial Instruments

The Company accounts for derivative financial instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). See Note 7.

Impairment of Goodwill and Long-Lived Assets

The Company continually monitors and reviews long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Estimates of the undiscounted cash flows used to assess impairment and the fair values of assets are dependent on assumptions and estimates the Company makes about expected future operating performance, growth rates, the intended use of assets and other factors. Changes in these assumptions and estimates could have a significant impact on the amounts of any resulting impairment losses. Numerous factors, including changes in the Company’s business, industry segment or the global economy could also significantly impact the Company’s plans to retain, dispose of or idle certain of its long-lived assets.

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually, using the fair value based test prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets”. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. The Company’s estimates of fair value and the amounts of any impairment losses are subject to the same assumptions and estimates discussed above. If the Company’s future operating performance, or the plans and estimates used in future impairment analyses, are lower than the estimates currently used to assess the potential impairment of these assets, the Company may be required to recognize impairment losses in the future. No impairment losses were recorded for goodwill or long-lived assets during the years ended December 31, 2006, 2005 or 2004.

Warranties

The Company provides limited warranties against manufacturer’s defects, under which it will repair or replace defective product returned to the Company during the warranty period (generally 30 days to one year, depending on the product line) with proof of purchase from an authorized dealer. The Company records a liability for estimated product warranty costs based on historical warranty experience and any known product warranty issues. While warranty costs have historically been within the Company’s expectations, if actual product warranty rates or costs to

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

repair defective product differ significantly from its estimates, the Company’s results of operations could be adversely affected. Warranty liability activity was as follows (in thousands):

	2006	2005	2004

Warranty liability, beginning of year	$3,068	$3,107	$2,921
Provision for warranty expense	3,863	3,712	4,124
Warranty claims and costs	(3,800)	(3,751)	(3,959)
Changes due to foreign currency translation	22	—	21

Warranty liability, end of year	$3,153	$3,068	$3,107

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction gains and losses. The functional currency of the Company’s principal subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date; revenues and expenses are translated using the average exchange rate for the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s foreign subsidiaries purchase most of their finished goods in U.S. dollars and collect money at future dates in the customers’ local currencies. These and other foreign currency transactions expose the Company to foreign currency transaction gains and losses resulting from fluctuations in exchange rates. All such transaction gains and losses are recognized in income as incurred.

Revenue Recognition

The Company recognizes wholesale revenue when the following criteria are met: (1) there is persuasive evidence of an arrangement with the customer; (2) the sales price is fixed or determinable; (3) merchandise is shipped and title and risk of loss have passed to the customer in accordance with the terms of sale; and (4) collection of the sales price is reasonably assured. The Company also licenses to third parties the rights to certain intellectual property and other proprietary information and recognizes royalty revenues when earned.

The Company’s standard sales agreements with its wholesale customers do not provide for any rights of return by the customer, other than returns for product warranty related issues. In addition to these product warranty related returns, the Company may, at its discretion, accept other returns. The Company records a provision for estimated warranty related product returns based upon historical experience. The Company records provisions for other returns or sales discounts based upon analysis of, and decisions made regarding, reseller inventories in the distribution channels. Actual returns and claims in future periods may differ from the Company’s estimates.

The Company’s standard sales agreements with its wholesale customers do not provide for price protection or margin guarantees. The Company has at times, and at its discretion, provided its wholesale customers with sales discounts or markdown allowances to assist the sell-through of their slow moving inventories. The Company records provisions for estimated sales discounts, markdown allowances, rebates and similar commitments based upon analysis of, and decisions made regarding, reseller inventories in the distribution channels.

Revenue from the Company’s retail operations is recognized upon purchase by customers at the point of sale. The Company also records a provision for estimated returns on retail sales based upon historical experience. Sales taxes collected from customers and remitted to governmental agencies are excluded from net sales.

Inventory Sale and Purchase Transactions with the Same Third Party

In certain cases, in the electronically enabled eyewear category, the Company sells eyewear components to a third party electronics vendor and subsequently purchases from the same electronics vendor finished goods

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

containing such eyewear components. The electronics vendor principally sells the finished goods through its distribution channels. The Company has the right, but no obligation, to purchase finished goods from the electronics vendor, at a defined price, for sale to the Company’s own wholesale and retail customers. The electronics vendor has no right to return eyewear components to the Company.

To the extent that the Company has purchased, or intends to purchase, finished goods from the electronics vendor, the Company defers the recognition of revenue on the sale of the eyewear components to the electronics vendor. If the actual amount of finished goods purchased from the electronics vendor differs from the Company’s estimates, its net sales will be affected. Eyewear components sold to the electronics vendor that the Company expects to repurchase as part of finished goods are recorded on the balance sheet as consignment inventory held by the electronics vendor. Finished goods purchased from the electronics vendor are placed into inventory at cost, calculated as the invoice value from the electronics vendor less the margin on the sale of the related eyewear components to such vendor. The Company recognizes the sale of the finished goods, and relieves the related inventory, when it sells such finished goods to its wholesale or retail customers.

Leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the lease term, as defined by SFAS No. 13, “Accounting for Leases,” as amended. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in accrued expenses and other current liabilities on the consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are also recorded as deferred rent and are amortized using the straight-line method over the lease term as a reduction of rent expense.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling fees are included in net sales. Freight costs incurred related to these fees are included in cost of goods sold. Other shipping and warehousing costs are included in operating expenses.

Advertising Costs

The Company advertises primarily through print media, catalogs and direct marketing. The Company’s policy is to expense advertising costs associated with print media on the date the print media is released to the public. Costs associated with catalogs and direct mail materials are expensed as they are shipped to the Company’s customers. Advertising costs also include posters and other point-of-purchase materials which are expensed as incurred. Advertising expenses were $26.7 million (2006), $22.4 million (2005) and $21.6 million (2004).

Insurance Coverage

The Company is partially self-insured for its workers’ compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 per claim and up to an aggregate amount of $2.0 million for all claims incurred during the annual policy period. The Company records a liability for the actuarially estimated cost of claims both reported, and incurred but not reported, based upon historical experience and other factors. Important estimates include the number of claims incurred and the future costs to settle claims. The Company adjusts its estimates from time to time based on actual experience and other available information. If the actual number of claims or the average cost per claim differ significantly from these estimates, the Company’s cost under this program and it results of operations may be affected.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation awards to employees using a fair-value method and recognize the fair value of each award as an expense over the service period. For fiscal 2005 and earlier years, the Company accounted for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under the intrinsic value method required by APB 25, the Company recognized no compensation expense for stock option awards granted with exercise prices equal to the fair market value on the date of grant. The Company accounts for stock-based awards to non-employees using the fair-value method required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. See Note 9.

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding, including the dilutive effect of potential common shares outstanding. Dilutive stock options and nonvested restricted shares of 622,000 (2006), 829,000 (2005) and 657,000 (2004) are included in the diluted weighted-average common shares outstanding, using the treasury stock method. Options to purchase an aggregate of 416,000 (2006), 1,160,000 (2005) and 1,364,000 (2004) shares of common stock were excluded from the computation of diluted weighted-average common shares outstanding because their effect would be anti-dilutive.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company assesses the value of deferred income tax assets based on expected future taxable income and ongoing, prudent and feasible tax planning strategies. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company determines that it is more likely than not that these assets will not be realized, the Company records a valuation allowance to reduce the carrying value of these assets to their expected realizable value. If the Company subsequently determines that the amount of such deferred tax assets that will be realized in the future differs from its current expectations, the Company would be required to increase or decrease the valuation allowance, which would affect the Company’s provision for income taxes and net income in the period that such a determination is made. See Note 4.

Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on the recognition and measurement in financial statements of uncertain tax positions taken in previously filed returns or expected to be taken in tax returns. FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not that, based on the technical merits, the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company is required to adopt FIN 48 as of the beginning of fiscal year 2007. Through December 31, 2006, the Company evaluated contingent gains and losses associated with uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes” and SFAS No. 5, “Accounting for Contingencies.”

The initial application of FIN 48 requires an evaluation of all uncertain tax positions against the new recognition standards prescribed therein. Because the recognition threshold in FIN 48 differs from the standard

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

prescribed by SFAS 5, a number of income tax benefits recognized in the financial statements through December 31, 2006 will no longer meet the criteria for recognition or will be measured at different amounts. As a result, the Company will be required to recognize additional income tax liabilities, representing the portion of such previously recognized income tax benefits that it estimates will not be realized, as measured under FIN 48, plus applicable penalties and interest. Conversely, certain contingent gains that the Company had been unable to recognize in its financial statements as of December 31, 2006 will meet the recognition criteria in FIN 48, and the Company will be required to recognize additional deferred income tax assets in its financial statements representing the portion of such tax benefits it expects to realize, as measured under FIN 48. The Company has not completed its evaluation of uncertain tax positions as of January 1, 2007, and is currently unable to quantify the amounts of additional deferred income tax assets and income tax liabilities it expects to record upon adoption of FIN 48.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), to clarify the accounting guidance related to abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) costs. SFAS 151 specifies that these costs should be recognized as current period charges, and that fixed production overhead should be allocated to inventory based on normal capacity of production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006. The adoption of SFAS 151 had no impact on the Company’s consolidated results of operations or financial position.

In the fourth quarter of 2006, the Company began to apply the requirements of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 had no impact on the Company’s consolidated results of operations or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported results of operations, retained earnings or net cash provided by operating activities. See Note 12.

Note 2 — Acquisitions

Oliver Peoples, Inc.

In February 2006, the Company acquired privately held Oliver Peoples, Inc. (Oliver Peoples). Oliver Peoples designs, markets and sells luxury eyewear, primarily to wholesale accounts. The purchase price of approximately $53.1 million consisted of approximately $51.5 million in cash, approximately $1.1 million in transaction costs and approximately $0.5 million for estimated tax liabilities. Additional cash consideration of up to $4.0 million will be payable if Oliver Peoples achieves certain financial performance targets over specified periods following the date of acquisition. This additional consideration, if paid, will be accounted for as additional purchase price and will increase the amount of goodwill arising in the acquisition. This acquisition is expected to expand the Company’s optics product category.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities of Oliver Peoples were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The results of operations of Oliver Peoples have been included in the Company’s consolidated statement of operations beginning on the effective date of the acquisition. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Accounts receivable	$7,485
Inventory	5,122
Other current assets	1,551
Property and equipment	758
Goodwill	19,681
Identified intangible assets	36,000
Other assets	1,032

Total assets acquired	71,629
Current liabilities	6,601
Deferred tax liabilities	11,929

Total liabilities assumed	18,530

Net assets acquired	$53,099

An independent appraisal was utilized to identify and estimate the fair values of the intangible assets acquired. The intangible assets acquired included tradenames, customer relationships, a sub-licensing agreement, backorders and a non-solicitation agreement. The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from less than 1 year to 20 years. The Oliver Peoples tradename was determined to have an indefinite life. Indefinite-lived intangible assets are not amortized, but are subject to periodic impairment testing.

The Optical Shop of Aspen

In April 2006, the Company acquired privately held OSA Holding, Inc. and its wholly owned retail subsidiary, The Optical Shop of Aspen (collectively, OSA), which operates a chain of luxury optical retail stores. The purchase price of $30.2 million consisted of approximately $27.3 million in cash and approximately $0.9 million in transaction costs. As of December 31, 2006, additional consideration of $2.0 million was held back for the payment of contingent indemnification obligations and is recorded as a liability on the consolidated balance sheet at December 31, 2006. Up to $3.5 million in additional cash consideration will be payable if OSA achieves certain financial performance targets over specified periods following the date of acquisition. This additional consideration, if paid, will be accounted for as additional purchase price and will increase the amount of goodwill arising in the acquisition. The acquisition of OSA is expected to strengthen the Company’s retail capabilities in premium and luxury eyewear and to help build its prescription eyewear business.

The assets and liabilities of OSA were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The results of operations of OSA have been included in the Company’s consolidated statement of operations beginning on the effective date of the acquisition.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Inventory	$3,987
Other current assets	977
Property and equipment	1,211
Goodwill	13,789
Identified intangible assets	13,700
Other assets	81

Total assets acquired	33,745
Current liabilities	3,533

Total liabilities assumed	3,533

Net assets acquired	$30,212

An independent appraisal was utilized to identify and estimate the fair values of the intangible assets acquired. The intangible assets acquired included tradenames, customer relationships, a sub-licensing agreement, backorders and a non-solicitation agreement. The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two years to 10 years. The Optical Shop of Aspen tradename was determined to have an indefinite life. Indefinite-lived intangible assets are not amortized, but are subject to periodic impairment testing.

Other Acquisitions

During 2006, the Company acquired four independent optical retail stores in the United States and substantially all of the operations of the Company’s exclusive distributor in Switzerland. The aggregate cost of these acquisitions was approximately $9.2 million, consisting of $7.5 million in cash and the offset of $1.7 million in accounts receivable.

Supplemental Pro Forma Information (Unaudited)

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

	2006	2005

Pro forma net sales	$770,764	$698,274
Pro forma net income	40,900	60,279
Pro forma basic net income per share	$0.60	$0.88
Pro forma diluted net income per share	$0.59	$0.87

The pro forma results of operations include the results of the Company and the separate, pre-acquisition results of operations of Oliver Peoples and OSA. The results of operations of the Company’s other acquisitions are not significant in relation to this pro forma financial information. The pro forma results also include amortization of acquired intangible assets for the periods prior to the dates of acquisition. The pre-acquisition net losses of the acquired companies include transaction-related expenses incurred by the acquired companies prior to the acquisitions.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 3 — Supplemental Financial Statement Information

Inventories

Inventories at December 31 consist of the following (in thousands):

	2006	2005

Raw materials	$24,223	$28,776
Finished goods	131,154	90,259

	$155,377	$119,035

Property and equipment

Property and equipment at December 31 consists of the following (in thousands):

	2006	2005

Land	$8,953	$8,953
Buildings and improvements	72,251	70,778
Leasehold improvements	64,183	41,115
Equipment and furniture	232,484	207,517
Tooling	36,320	29,998

	414,191	358,361
Accumulated depreciation and amortization	(236,791)	(205,143)

	$177,400	$153,218

Intangible Assets

Intangible assets at December 31 consist of the following (in thousands):

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets:
Covenants not to compete	$7,102	$(4,943)	$4,319	$(3,450)
Distribution rights	3,567	(2,532)	3,567	(2,226)
Patents	4,359	(2,849)	4,339	(2,423)
Customer relationships	16,020	(728)	—	—
Sub-licenses	1,300	(119)	—	—
Trade name	1,235	(240)	—	—
Other	9,234	(1,904)	923	(519)

	$42,817	$(13,315)	$13,148	$(8,618)

Indefinite-lived intangible assets:
Trade name	$22,800		$—

Intangible assets, other than goodwill and indefinite-lived intangible assets, are amortized over estimated useful lives ranging 1 year to 20 years, with no residual values. The weighted-average useful life of intangible assets is approximately 6.3 years. Amortization expense was $4.7 million (2006), $1.3 million (2005) and $1.3 million

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

(2004). Estimated annual amortization expense, based on the Company’s intangible assets at December 31, 2006, is as follows (in thousands):

Estimated
Amortization
Expense

2007	$4,265
2008	3,364
2009	2,985
2010	2,670
2011	2,133
Thereafter	14,085

Goodwill

Changes in goodwill are as follows (in thousands):

	Wholesale	U.S. Retail
	Segment	Segment	Total

Balance, December 31, 2004	$16,702	$8,997	$25,699
Goodwill additions	—	1,771	1,771
Foreign currency translation adjustments	(324)	—	(324)

Balance, December 31, 2005	16,378	10,768	27,146
Goodwill additions	20,385	16,540	36,925
Foreign currency translation adjustments	581	—	581

Balance, December 31, 2006	$37,344	$27,308	$64,652

Accrued Liabilities

Accrued liabilities at December 31 consist of the following (in thousands):

	2006	2005

Accrued employee compensation and benefits	$24,197	$18,226
Derivative financial instruments	674	91
Other liabilities	32,373	17,856

	$57,244	$36,173

Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at December 31 are as follows (in thousands):

	2006	2005

Unrealized gains (losses) on derivative financial instruments	$(810)	$(58)
Foreign currency translation adjustments	12,180	7,300

	$11,370	$7,242

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

Supplemental Cash Flow Information

Interest paid was $2.8 million (2006), $1.5 million (2005) and $1.5 million (2004). Income taxes paid, net of refunds received, were $28.7 million (2006), $30.3 million (2005) and $23.0 million (2004).

Note 4 — Income Taxes

The Company’s income before provision for income taxes was subject to taxes in the following jurisdictions (in thousands):

	2006	2005	2004

United States	$54,940	$64,690	$57,993
Foreign	13,439	25,254	6,312

	$68,379	$89,944	$64,305

The provision for income taxes consists of the following (in thousands):

	2006	2005	2004

Current:
Federal	$26,585	$22,565	$13,550
State	3,477	2,173	1,154
Foreign	4,751	4,725	2,670

	34,813	29,463	17,374
Deferred:
Federal	(8,251)	(3,071)	2,428
State	(1,411)	(151)	236
Foreign	(1,560)	4,043	752

	(11,222)	821	3,416

	$23,591	$30,284	$20,790

No provision has been made for U.S. federal, state or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $51.2 million of undistributed earnings of foreign subsidiaries as of December 31, 2006, which have been or are intended to be permanently reinvested.

The American Jobs Creation Act of 2004 (the “AJCA”), provides a deduction for income from qualified domestic production activities that is phased in over the calendar years 2005 to 2010. In 2006, the deduction is equal to 3.0% of qualifying income on qualified production gross receipts. The AJCA provides for a two-year phase-out of the existing extraterritorial income (ETI) deduction that was repealed as a result of a ruling by the World Trade Organization. For 2006, the phase-out provision limits the Company’s benefit to 60% of the calculated amount. The Company has taken both these law changes into consideration in calculating the income tax provision.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of income tax expense computed at U.S. federal statutory rates to the provision for income taxes follows (in thousands):

	2006	2005	2004

Tax at U.S. federal statutory rates	$23,933	$31,480	$22,508
State income taxes, net of federal effect	1,343	1,309	904
U.S. export benefit, net of foreign tax rate differential	(867)	(1,746)	(1,668)
Other, net	(818)	(759)	(954)

	$23,591	$30,284	$20,790

Certain of the Company’s foreign subsidiaries have generated net operating losses within the foreign jurisdictions in which they operate. Total net operating losses, which relate to continuing operations in Australia, Germany, Mexico and New Zealand, were approximately $3.9 million as of December 31, 2006. Approximately $1.8 million of the net operating losses will expire on various dates through 2013 and the remainder will carry forward indefinitely. The Company’s wholly owned subsidiary in Mexico has generated tax credits related to asset taxes paid in lieu of income taxes totaling approximately $0.2 million as of December 31, 2006, which will begin to expire on December 31, 2009. As of December 31, 2006, the Company has determined that it is more likely than not that these net operating losses and tax credits will not be realized. Consequently, the Company has recorded a valuation allowance against the entire balance of these net operating losses and tax credits.

The deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2006	2005

Deferred tax assets:
Warranty reserve	$1,169	$1,126
Uniform capitalization	1,219	1,564
Sales returns	3,566	1,578
Inventories	6,723	3,405
Allowance for doubtful accounts	912	675
Accrued compensation and benefits	4,103	2,458
Stock-based compensation	1,430	840
Deferred revenue	616	2,224
Foreign net operating losses	1,295	5,049
Other	2,901	2,135

Gross deferred tax assets	23,934	21,054
Valuation allowance	(1,295)	(5,049)

Total deferred tax assets	22,639	16,005
Deferred tax liabilities:
Depreciation and amortization	(20,519)	(9,327)
Other comprehensive income	(1,035)	(652)
Foreign unrealized gains/losses	(215)	(1,810)
Other	(394)	(665)

Total deferred tax liabilities	(22,163)	(12,454)

Net deferred tax assets	$476	$3,551

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At December 31, 2006, the Company has recorded estimated liabilities of $5.8 million for such matters. In the event these issues are ultimately resolved for amounts that differ from the Company’s estimates, the Company’s provision for income taxes and net income would be affected. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect on its results of operations or financial condition.

On August 2, 2004, the Internal Revenue Service (IRS) notified the Company of a proposed audit adjustment related to advance payment agreements executed in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly owned foreign subsidiaries, Oakley U.K. Ltd. and Oakley Holding S.A.S. This proposed adjustment resulted from the IRS audit for the tax years ended December 31, 2000 and 2001. The proposed adjustment could result in additional tax liability and penalties (exclusive of interest) of approximately $11.2 million. The Company continues to protest this proposed adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures.

The resolution of tax matters such as this is subject to a number of risks beyond the Company’s control, including that the IRS or others may interpret applicable tax laws or regulations in a manner that is adverse to the Company during the appeals process or that the courts may rule against the Company in any judicial proceedings. Considering these risks, and based upon its analysis of the tax laws and other relevant factors, it is reasonably possible that the Company may ultimately incur some tax adjustment related to this matter, but the Company does not believe that any such adjustment is probable. Accordingly, as of December 31, 2006, the Company has not recognized any liability in its consolidated financial statements for the resolution of this matter. In the event that the Company does not prevail, it expects that the proposed adjustment should not have a material impact on its consolidated financial position because the Company has insurance in place that it believes will cover such adjustment and associated expenses.

Note 5 — Debt

Line of Credit

In September 2006, the Company entered into a $185 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. In December 2006, the Credit Agreement was amended to increase the aggregate principal amount of borrowings available thereunder from $185 million to $246.5 million. The Credit Agreement provides for borrowings in multiple currencies by the Company and certain of its subsidiaries and for the issuance of letters of credit. The Credit Agreement expires in September 2011. Upon the effectiveness of the Credit Agreement, the Company cancelled its previously existing $75 million credit agreement and repaid the borrowings outstanding thereunder.

Borrowings under the Credit Agreement bear interest at variable rates based upon the bank’s prime lending rate or LIBOR, plus specified margins. The weighted-average interest rate on borrowings outstanding under the Credit Agreement as of December 31, 2006 was 6.73%. The Company is required to pay a commitment fee on the daily unused amount of the commitments under the Credit Agreement and other fees as specified in the agreement. As of December 31, 2006, outstanding borrowings under the Credit Agreement were $31.5 million.

The Credit Agreement contains various restrictive covenants that require the maintenance of certain financial ratios and that may limit the Company’s ability, among other things, to incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; or make investments. As of December 31, 2006, the Company was in compliance with all restrictive covenants and financial ratio requirements of the Credit Agreement. The Company’s obligations under the Credit Agreement are unsecured.

Certain of the Company’s subsidiaries also have lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 1.0% to 6.9%. Some of the Company’s subsidiaries have bank

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

overdraft accounts that renew annually and bear interest at rates ranging from 4.1% to 12.5%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts was $27.7 million, of which $6.6 million was outstanding at December 31, 2006.

Long-Term Debt

The Company has a real estate term loan with an outstanding balance of $8.7 million at December 31, 2006, which matures in September 2007. The term loan, which is collateralized by the Company’s corporate headquarters, requires quarterly principal payments of approximately $380,000, plus interest based upon LIBOR plus 1.00% (6.37% at December 31, 2006). In January 1999, the Company entered into an interest rate swap agreement that hedges the Company’s risk of fluctuations in the variable rate of its long-term debt by fixing the interest rate over the term of the note at 6.31%. As of December 31, 2006, the fair value of the Company’s interest rate swap agreement was not significant.

Note 6 — Commitments and Contingencies

Operating Leases

The Company leases certain offices, warehouse facilities, retail stores, production facilities and distribution centers under noncancelable operating leases expiring at various dates through 2022. Substantially all of the retail segment leases require that the Company pay maintenance, insurance, property taxes and percentage rent ranging up to 10% based on sales volumes over certain minimum sales levels. Rent expense was approximately $34.4 million (2006), $24.5 million (2005) and $19.0 million (2004).

Endorsement Contracts

The Company has entered into endorsement contracts with selected athletes and others who endorse the Company’s products. The contracts are primarily of short duration. Under the contracts, the Company generally agrees to pay specified minimum annual amounts and, in certain cases, additional amounts based on performance. Certain of these contracts provide incentives based upon the achievement of specified goals. As of December 31, 2006, the Company estimates that it would be required to make additional payments of up to $1.4 million assuming the achievement of all such goals. Such expenses are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect on its results of operations or financial position.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

Purchase Commitments

The Company has an exclusive five-year agreement with a supplier that is the Company’s sole source of the uncoated lens blanks from which a majority of its sunglass lenses are cut. The agreement gives the Company the exclusive right to purchase lens blanks from the supplier in return for the Company’s agreement to fulfill the majority of its requirements from such supplier, subject to certain conditions. The Company also has purchase commitments relating to other raw materials and finished goods. The following table summarizes the Company’s commitments under operating leases, endorsement contracts and purchase commitments as of December 31, 2006 (in thousands):

	Operating	Endorsement	Purchase
	Leases	Contracts	Commitments

2007	$22,541	$6,691	$61,438
2008	28,260	2,820	8,800
2009	27,673	606	8,800
2010	24,592	278	8,800
2011	23,232	281	8,750
Thereafter	36,376	16	—

Total future minimum lease payments	$162,674	$10,692	$96,588

Employment and Severance Arrangements

The Company has entered into employment agreements with certain of its executive officers. The agreements have terms expiring at various dates through 2010. The Company also has severance plans for the benefit of its executive officers that provide for, among other things, upon the termination of employment by the Company, (i) payment of a designated percentage of base salary and pro rata bonus; (ii) extension of Company-paid medical and benefits; and (iii) limited acceleration of vesting with respect to options.

Indemnities, Commitments and Guarantees

In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington, and routine guarantees between the Company and its subsidiaries. As of December 31, 2006, the Company has outstanding letters of credit totaling $6.7 million for product purchases and as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2006, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.

Litigation

The Company is a party to various claims, complaints and litigation incidental to the Company’s business. In the opinion of management, the ultimate resolution of such matters, individually and in the aggregate, will not have a material adverse impact on the accompanying consolidated financial statements.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Derivative Financial Instruments

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

The Company accounts for derivative instruments in accordance with SFAS No. 133. All derivative instruments, whether designated as cash flow hedges or not, are recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.

Cash Flow Hedges

Certain of the Company’s foreign exchange contracts are designated as cash flow hedges. For all derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income. The gains or losses that arise under these derivatives are recognized in earnings in the period in which the hedged item is also recognized in earnings. Any gains or losses from the ineffective portion of the derivative are reported in earnings immediately. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $0.7 million of losses over the next twelve months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of an identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the years ended December 31, 2006, 2005 and 2004, the Company recognized no gains or losses resulting from the expiration, sale, termination or exercise of derivatives designated as cash flow hedges. The following is a summary of the foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) designated as cash flow hedges outstanding at December 31, 2006 (in thousands):

		Weighted-Average
	U.S. Dollar	Rate per		Fair Value
Currency	Equivalent	US $1.00	Maturity Dates	Gain (Loss)

Australian dollar	$5,980	1.2793	Jan. 2007 — Sept. 2007	$(26)
British pound	15,766	0.5392	Feb. 2007 — Dec. 2007	(850)
Canadian dollar	11,702	1.1194	Jan. 2007 — Dec. 2007	399
Euro	31,769	0.7756	Jan. 2007 — Dec. 2007	(913)
Japanese yen	17,175	110.6248	Jan. 2007 — Mar. 2008	716

	$82,392			$(674)

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

As part of the Company’s strategy to manage the level of exposure to fluctuations in interest rates, in January 1999, the Company entered into an interest rate swap agreement that resulted in a fixed interest rate of 6.31% over the remaining term of a ten-year real estate term loan which matures in September 2007. The interest rate swap is designated as a cash flow hedge. As of December 31, 2006, the fair value of the Company’s interest rate swap agreement was not significant.

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

Derivatives not qualifying as hedges are recorded at fair value, and changes in the fair value of such derivatives are included in cost of goods sold in the consolidated statements of operations each period. Gains (losses) resulting from changes in the fair value of such derivatives of $(4.3) million (2006), $13.0 million (2005) and $2.6 million (2004) are included in cost of goods sold. As of December 31, 2006 the Company held no foreign exchange contracts not designated as hedges.

The Company has exposure to credit losses in the event of nonperformance by counterparties to its derivative contracts but has no off-balance sheet credit risk of accounting loss. To mitigate such credit risks, the Company enters into derivative financial instruments with counterparties who are leading global financial institutions. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the derivative contracts subject to credit risk, but monitors the credit standing of the counterparties.

Note 8 — Shareholders’ Equity

The Company’s authorized capital consists of 200 million shares of common stock, par value $0.01 per share, and 10 million shares of preferred stock, par value $0.01 per share.

Stock Repurchase Programs

During 2006, the Company repurchased 657,100 shares of its common stock, at an aggregate cost of $10.4 million, under a $20.0 million stock repurchase program announced on March 15, 2005. As of December 31, 2006, the approximate dollar value of shares that may yet be repurchased under this program was $3.3 million.

On September 25, 2006, the Company announced a new stock repurchase program under which the Company may repurchase up to an additional $20.0 million of the Company’s common stock in the open market from time to time as market conditions warrant. As of December 31, 2006, no shares had been repurchased under this program.

Note 9 — Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R. SFAS 123R requires that the Company account for all stock-based compensation awards to employees using a fair-value method and recognize the fair value of each award as an expense over the service period. For fiscal 2005 and earlier years, the Company accounted for stock-based compensation awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Under the intrinsic value method required by APB 25, the Company recognized no compensation expense for stock option awards granted with exercise prices equal to the fair market value on the date of grant. The Company accounts for stock-based awards to non-employees using the fair-value method required by SFAS 123, as amended.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company elected to adopt SFAS 123R using “modified prospective application.” Under that method, stock-based compensation expense for fiscal 2006 includes the fair value of all new or modified awards, based on fair value as of the date of grant or modification estimated in accordance with SFAS 123R. Stock-based compensation expense for fiscal 2006 also includes the fair value of unvested stock option awards outstanding at January 1, 2006, based on the grant-date fair value previously estimated in accordance with SFAS 123. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair-value method of accounting for stock-based compensation. Stock-based compensation expense fiscal 2005 and earlier years principally consists of the cost of restricted stock awards, determined in accordance with APB 25. The adoption of FAS 123R resulted in incremental stock-based compensation expense of $2.2 million for the year ended December 31, 2006.

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

Total stock-based compensation expense was recorded as follows (in thousands):

	2006	2005	2004

Cost of goods sold	$416	$—	$—
Research and development	493	221	134
Selling	637	239	229
Shipping and warehousing	11	—	—
General and administrative	2,766	1,168	414

	$4,323	$1,628	$777

The following table illustrates the effects on net income and net income per share for the years ended December 31, 2005 and 2004, as if compensation expense for all awards of stock-based compensation had been determined under the fair-value method prescribed by SFAS 123 (in thousands, except per share amounts):

	2005	2004

Net income:
As reported	$59,660	$43,515
Add: Stock-based employee compensation expense included in the determination of reported net income, net of tax effects	1,030	489
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax effects	(1,925)	(3,582)

Pro forma	$58,765	$40,422

Basic net income per share:
As reported	$0.88	$0.64
Pro forma	$0.86	$0.59
Diluted net income per share:
As reported	$0.87	$0.63
Pro forma	$0.85	$0.59

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statement of cash flows. SFAS 123R requires that the cash flows

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

resulting from the tax benefits of tax deductions in excess of the deferred tax asset (hypothetical and actual) recorded for stock compensation costs be classified as financing cash flows. The Company previously presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, the Company reclassified the balance in deferred compensation to additional paid-in capital in the accompanying consolidated balance sheet.

Stock Option Valuation

The Company estimates the grant date fair value of stock options using a binomial option-pricing model. In the fourth quarter of 2005, the Company reviewed its binomial model and the assumptions it had used therein to estimate the fair value of stock option awards in accordance with the original provisions of SFAS 123. The Company changed the methods it uses in estimating certain assumptions that affect the computation of the fair value of each option for all stock options granted after September 30, 2005. The expected volatility assumption was changed from being based solely on historical volatility to being based on a weighted average of historical and implied volatility from traded options on the Company’s stock as the Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The risk-free interest rate, previously based on the U.S. Treasury yield curve for periods equal to the expected term of the option, now derives implied forward rates from U.S. treasury zero-coupon issues. Yearly cash flows corresponding to each year of the contractual term of the option are then discounted by the resultant implied forward rate. Instead of using a single risk-free rate, this methodology matches an implied forward rate for each year with the corresponding cash flows within that year. The expected dividend yield was estimated based on historical experience and expected future changes. Actual future dividends, if any, are at the discretion, and subject to the approval, of the Company’s board of directors.

The binomial model also incorporates assumptions of expected stock option exercise behavior and expected cancellations of vested stock options due to employee terminations. The Company bases these assumptions on an analysis of historical data and other available information. The expected life of stock options granted is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options and the resulting fair values of stock option awards:

	2006	2005	2004

Weighted-average fair value of options granted	$5.77	$5.20	$4.53
Weighted-average assumptions:
Expected volatility	34.6%	35.2%	36.0%
Expected term	6.5 years	5.6 years	5.0 years
Risk-free interest rate	5.0%	3.8%	3.1%
Dividend yield	1.0%	1.1%	1.1%

1995 Stock Incentive Plan

The Company’s 1995 Stock Incentive Plan, as amended (the “Plan”) provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock shares, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. The Compensation and Stock Option Committee of the Board of Directors administers the Plan and has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. In June 2006, the Company’s shareholders approved an amendment to the Plan increasing the number of shares reserved for issuance by 3,500,000 to a total of 12,212,000 shares. At December 31, 2006, approximately 3,585,000 shares were available for issuance under the Plan. The Company issues new shares upon the exercise of stock options or the granting of restricted stock.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Awards

Under the Plan, stock options are granted at an exercise price equal to the quoted market price of the Company’s stock at the time of grant. These options vest over periods ranging from one to five years and expire ten years after the grant date. Stock option activity for the year ended December 31, 2006 is as follows (shares in thousands):

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual Term
	of Shares	Exercise Price	(Years)

Outstanding at January 1, 2006	3,345	$13.58
Granted	953	$15.87
Exercised	(436)	$11.35
Forfeited/expired	(129)	$14.78

Outstanding at December 31, 2006	3,733	$14.37	6.6

Vested at December 31, 2006 or expected to vest	3,530	$14.33	6.3

Exercisable at December 31, 2006	1,935	$13.92	4.5

Unrecognized compensation expense related to stock options, totaling $6.8 million as of December 31, 2006, is expected to be recognized over a weighted-average period of 3.9 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $21.4 million and $12.1 million, respectively.

The total intrinsic value of options exercised was $2.9 million (2006), $9.1 million (2005) and $1.7 million (2004). Cash proceeds from the exercise of stock options totaled $4.9 million (2006), $18.6 million (2005) and $3.5 million (2004). The actual tax benefit realized for stock-based compensation arrangements totaled $1.6 million (2006), $3.4 million (2005) and $0.6 million (2004).

Restricted Stock Awards

The Company also grants restricted stock awards under the Plan. Restricted stock awards are subject to time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Holders of restricted stock awards are entitled to vote their respective shares throughout the restriction period and, upon vesting, are entitled to payment of any cash dividends from the grant date. Restricted stock activity for the year ended December 31, 2006 is as follows (shares in thousands):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested shares at January 1, 2006	520	$15.49
Granted	68	$16.47
Vested	(123)	$14.99
Forfeited	(2)	$15.15

Nonvested shares at December 31, 2006	463	$15.76

Unrecognized compensation expense related to restricted stock awards, totaling $5.1 million at December 31, 2006, is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested was $1.8 million (2006), $0.4 million (2005); no shares vested in 2004.

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

In March 2004, the Compensation and Stock Option Committee of the Company’s Board of Directors approved the accelerated vesting, as of December 31, 2004, of all unvested stock options that had an exercise price greater than $15.70. This accelerated vesting affected approximately 1,242,000 common stock options with a weighted-average exercise price of $17.62. This acceleration resulted in the recognition of additional stock-based compensation expense of approximately $0.4 million, net of taxes, in the 2004 pro forma disclosure above and eliminated future compensation expense of approximately $0.7 million that the Company would otherwise have recognized in its statements of income with respect to these options in 2006 under the requirements of SFAS 123R. No stock-based compensation pursuant to APB 25 was recorded in the Company’s consolidated financial statements as a result of the acceleration.

Note 10 — Employee Benefit Plan

The Company maintains a voluntary employee savings plan under Section 401(k) of the Internal Revenue Code (401(k) Plan) for all domestic employees with at least six months of service. The Plan is funded by employee contributions with the Company matching a portion of the employee contribution. Company contributions to the 401(k) Plan were approximately $1.1 million (2006), $1.0 million (2005) and $0.9 million (2004) and are included in general and administrative expenses.

Note 11 — Related Party Information

Aircraft Lease

The Company leases an aircraft from N2T, Inc. (N2T), an Oregon corporation owned by Jim Jannard, Chairman of the Board of Oakley. Under the lease, the Company is obligated to make lease payments to N2T totaling approximately $185,000 annually and bear all costs and expenses of operating and maintaining the aircraft. The lease has a one-year initial term and, unless terminated by either party, renews automatically for successive one-year terms. The Company has also entered into time sharing agreements with Mr. Jannard and certain entities owned or controlled by him in order for Mr. Jannard or those entities to share in the use of the aircraft. The Company paid approximately $0.2 million (2006) and $0.1 million (2005) to N2T for the rental and maintenance fees on such aircraft; the Company made no lease or rental payments to N2T during 2004. The Company incurred approximately $0.8 million (2006), $0.9 million (2005) and $1.8 million (2004) in costs and expenses associated with the aircraft, net of amounts reimbursed by Mr. Jannard and his affiliates of approximately $1.3 million (2006), $1.4 million (2005) and $0.1 million (2004) for operating costs related to use of the aircraft unrelated to the Company’s business.

Trademark License Agreement

The Company has a trademark license agreement with a limited liability company that is wholly owned by Mr. Jannard (the LLC). Pursuant to this agreement, the LLC has assigned to the Company its right to purchase a truck and trailer to travel the National Hot Rod Association (NHRA) circuit and to sell certain products at NHRA sanctioned events and has agreed to place Oakley’s logo in prominent places on the automobile and crew members’ uniforms. The agreement also provides certain rights in connection with the LLC’s sponsorship of Don Schumacher Racing, whereby the LLC will work with Schumacher in the entry of a funny car and will provide the Schumacher race team with Oakley products, including sunglasses, apparel and accessories. During the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $0.1 million each year in connection with this agreement.

Reimbursable Costs

Certain of the Company’s employees perform services for Red.com, Inc. (Red), a company owned by Mr. Jannard. Red reimburses the Company for such services at cost plus an agreed upon markup. The Company also incurs other costs on Red’s behalf, for which Red reimburses the Company at cost. The aggregate amount billed to Red by the Company for services rendered in 2006 was approximately $1.0 million. The Company periodically

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

incurs other costs on Mr. Jannard’s behalf for various matters unrelated to the Company’s business. Mr. Jannard and/or Red maintain a deposit with the Company to prepay any such items that is replenished on a periodic basis as needed. As of December 31, 2006 and 2005, the Company’s net liability to Mr. Jannard for such deposit was approximately $177,000 and $20,000, respectively.

Note 12 — Segment and Geographic Information

The Company evaluates its operations in two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the U.S. and abroad. The U.S. retail segment consists of the Company-owned specialty retail stores located throughout the United States, Internet sales and telesales operations. Segment information for 2005 and 2004 has been reclassified to include the Internet sales and telesales operations, previously included in the wholesale segment, in the U.S. retail segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance and allocates resources to segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income of the Company’s wholesale segment include Oakley product sales to its subsidiaries at transfer price and other intercompany corporate charges. Such transfer prices do not necessarily reflect arms-length pricing between the segments. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment. Financial information for the Company’s reportable segments is as follows (in thousands):

			Intersegment	Total
	Wholesale	U.S. Retail	Transactions	Consolidated

Year ended December 31, 2006:
Net sales	$627,799	$171,289	$(37,223)	$761,865
Operating income	39,169	31,612	(945)	69,836
Identifiable assets	617,134	124,948	(108,248)	633,834
Purchases of property and equipment	32,583	19,944	—	52,527
Depreciation and amortization	29,135	8,436	—	37,571
Year ended December 31, 2005:
Net sales	$553,409	$119,219	$(24,497)	$648,131
Operating income	63,721	25,842	(65)	89,498
Identifiable assets	473,503	60,875	(12,664)	521,714
Purchases of property and equipment	23,761	11,318	—	35,079
Depreciation and amortization	29,230	4,039	—	33,269
Year ended December 31, 2004:
Net sales	$517,307	$85,691	$(17,530)	$585,468
Operating income	48,961	16,488	(107)	65,342
Purchases of property and equipment	24,158	6,227	—	30,385
Depreciation and amortization	28,855	3,024	—	31,879

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth sales by segment (in thousands):

			Total
	Wholesale	U.S. Retail	Consolidated

Year ended December 31, 2006:
Segment net sales	$627,799	$171,289	$799,088
Less: Intersegment sales	(37,223)	—	(37,223)

Net sales to external customers	$590,576	$171,289	$761,865

Year ended December 31, 2005:
Segment net sales	$553,409	$119,219	$672,628
Less: Intersegment sales	(24,497)	—	(24,497)

Net sales to external customers	$528,912	$119,219	$648,131

Year ended December 31, 2004:
Segment net sales	$517,307	$85,691	$602,998
Less: Intersegment sales	(17,530)	—	(17,530)

Net sales to external customers	$499,777	$85,691	$585,468

Net sales by geographic area are based on country of destination. No foreign country represented 10% or more of consolidated net sales for any of the periods presented. Net sales by geographic area are as follows (in thousands):

	2006	2005	2004

United States	$423,863	$342,847	$304,955
Other Americas	77,599	62,458	50,025
Europe, Middle East and Africa	177,392	161,827	159,848
Asia-Pacific	83,011	80,999	70,640

	$761,865	$648,131	$585,468

Long-lived tangible assets consist of property and equipment, deposits and other assets. The Company’s long-lived assets by geographic area as of December 31 are as follows (in thousands):

	2006	2005

United States	$159,319	$135,773
Other Americas	5,110	3,741
Europe, Middle East and Africa	12,229	11,499
Asia-Pacific	6,458	4,849

	$183,116	$155,862

Net sales by product category are as follows (in thousands):

	2006	2005	2004

Optics	$552,922	$465,050	$422,878
Apparel, footwear and accessories	156,701	148,452	137,579
Other	52,242	34,629	25,011

	$761,865	$648,131	$585,468

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 13 — Footwear Restructuring Plan

In June 2006, the Company approved a restructuring plan, under which the Company has restructured a significant portion of its footwear business. The restructuring included the discontinuance of a significant portion of the Company’s lifestyle footwear products. Under this restructuring plan, the Company has concentrated its footwear sales efforts principally on key accounts served by the Company’s internal sales force and narrowed its footwear reseller base.

During 2006, the Company recorded charges totaling $3.1 million under the footwear restructuring plan. The charges included approximately $0.6 million for estimated sales returns and markdown allowances, which are included in net sales. Additional charges of approximately $1.8 million for write-downs of inventories and footwear-specific tooling, displays and equipment are included in cost of goods sold. The remainder of the charges (approximately $0.7 million), principally for employee separation costs, is included in operating expenses. As of December 31, 2006, the footwear restructuring plan was substantially complete and the Company does not expect to record any additional charges in connection therewith.

Note 14 — Subsequent Events

In January 2007, the Company acquired substantially all of the assets of Eye Safety Systems, Inc. (ESS) for approximately $110 million cash, subject to certain indemnities and post-closing adjustments. ESS designs, develops and markets advanced eye protection systems for military, fire fighting and law enforcement professionals and is a leading supplier of protective eyewear to the U.S. military and firefighting markets. The Company funded the acquisition of ESS with borrowings under the Credit Agreement. The Company expects the acquisition of ESS will expand its product offerings in protective eyewear and provide increased distribution opportunities in the military, fire fighting and law enforcement markets. The Company has not completed its preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

In January 2007, the Company entered into an agreement to acquire the Bright Eyes Group (Bright Eyes) for approximately $12 million in cash, subject to certain indemnities and post-closing adjustments. Bright Eyes’ operations include wholesale, retail and franchise eyewear businesses in Australia. Bright Eyes operates 27 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. The Company expects to complete the acquisition of Bright Eyes prior to July 2007 and expects this acquisition will expand its retail and wholesale distribution capabilities in the South Pacific region.

Note 15	— Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly data for the periods shown (in thousands, except per share data):

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006

Net sales	$151,698	$203,584	$210,219	$196,364
Gross profit	80,585	114,653	113,099	104,414
Income before provision for income taxes	2,934	27,494	25,814	12,137
Net income	1,907	17,871	17,342	7,668
Basic net income per share	$0.03	$0.26	$0.25	$0.11

Diluted net income per share	$0.03	$0.26	$0.25	$0.11

Shares used in computing diluted loss per share	69,583	69,163	68,827	69,123

Oakley, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005

Net sales	$141,795	$170,475	$173,447	$162,414
Gross profit	81,590	106,831	94,450	88,030
Income before provision for income taxes	15,107	35,086	24,351	15,400
Net income	9,971	24,041	16,072	9,576
Basic net income per share	$0.15	$0.36	$0.24	$0.14

Diluted net income per share	$0.15	$0.35	$0.23	$0.14

Shares used in computing diluted loss per share	68,318	68,361	69,323	69,362

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oakley, Inc.:

We have audited the accompanying consolidated balance sheets of Oakley, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakley, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
March 9, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Deloitte & Touche LLP, our independent registered public accounting firm, has audited our assessment of our internal control over financial reporting and their report is included herein.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oakley, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that Oakley, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company, and our report dated March 9, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
March 9, 2007

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from the Company’s Proxy Statement for the Annual Shareholders Meeting to be held on June 1, 2007 (the 2007 Proxy Statement), to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Annual Shareholders Meeting.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from the 2007 Proxy Statement under the caption “Board of Directors and Executive Officers.”

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference from the 2007 Proxy Statement under the caption “Compensation of Directors and Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference from the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the 2007 Proxy Statement under the caption “Transactions with Related Persons, Promoter and Certain Control Persons.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the 2007 Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are included herewith: Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

(a)(2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

OAKLEY, INC.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions Charged	Additions Charged		Balance
	Beginning of	to Costs and	to Other		at End of
	Year	Expenses	Accounts(1)	Deductions	Year

Year ended December 31, 2006:
Allowance for doubtful accounts	$3,609	$2,095	$198	$(1,760)	$4,142
Sales return reserve	6,683	7,547	952	(7,945)	7,237
Provision for markdowns and concessions	347	4,651	—	(1,115)	3,883
Inventory reserve	13,004	9,705	1,260	(3,596)	20,373
Year ended December 31, 2005:
Allowance for doubtful accounts	$2,622	$2,850	$—	$(1,863)	$3,609
Sales return reserve	8,423	2,434	—	(4,174)	6,683
Provision for markdowns and concessions	—	347	—	—	347
Inventory reserve	10,321	3,757	—	(1,074)	13,004
Year ended December 31, 2004:
Allowance for doubtful accounts	$2,623	$1,601	$—	$(1,602)	$2,622
Sales return reserve	7,049	3,964	—	(2,590)	8,423
Inventory reserve	7,250	3,652	—	(581)	10,321

(1)	Amounts reflect acquisition date balances of acquired businesses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAKLEY, INC.

Date: March 9, 2007	By:	/s/ D. Scott Olivet D. Scott Olivet Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ D. Scott Olivet D. Scott Olivet	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007

/s/ Richard Shields Richard Shields	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2007

/s/ Jim Jannard Jim Jannard	Chairman of the Board of Directors	March 9, 2007

/s/ Tom Davin Tom Davin	Director	March 9, 2007

/s/ Mary George Mary George	Director	March 9, 2007

/s/ Jeff Moorad Jeff Moorad	Director	March 9, 2007

/s/ Colombe Nicholas Colombe Nicholas	Director	March 9, 2007

/s/ Michael Puntoriero Michael Puntoriero	Director	March 9, 2007

/s/ Greg Trojan Greg Trojan	Director	March 9, 2007

/s/ Frits van Paasschen Frits van Paasschen	Director	March 9, 2007

EXHIBIT INDEX

2.1	Purchase Agreement and Agreement and Plan of Merger, dated February 8, 2006, by and among Oakley, Merger Sub, KLO Merger Sub, Oliver Peoples and KLO, filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
2.2	Asset Purchase Agreement, dated November 21, 2006, by and among Oakley, Inc., a Washington corporation, Merlita Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Oakley, Eye Safety Systems, Inc., a Delaware corporation, the stockholders of Eye Safety Systems, Inc., and John D. Dondero, an individual, as stockholders’ representative, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 22, 2006, is incorporated herein by reference.
3.1	Amended and Restated Articles of Incorporation of the Company, previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080), is incorporated herein by reference.
3.2	Amendment No. 1 to the Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996, filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.
3.3	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company), filed as Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.
10.1	Promissory Note, dated March 20, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association, filed as Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.
10.2	Promissory Note, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association, filed as Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.
10.3	Amendment No. 1 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association, filed as Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.
10.4	Amendment No. 2 to Promissory Note, dated August 14, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association, filed as Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.
10.5	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated August 7, 1997, between Oakley, Inc. and Bank of America National Trust and Savings Association, filed as Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.
10.6	Modification Agreement (Short Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association, filed as Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.
10.7	Modification Agreement (Long Form), dated August 10, 1998, between Oakley, Inc. and Bank of America National Trust and Savings Association, filed as Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.
10.8	Third Amended and Restated Credit Agreement, dated August 19, 2004 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, Swing Line Lender and the lenders named therein, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.
10.9	First Amendment to Third Amended and Restated Credit Agreement, dated January 18, 2006 among Oakley, Inc., as borrower, and Bank of America, N.A., as agent, and the lenders named therein, filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
10.10	Credit Agreement, dated as of September 22, 2006, among Oakley, Inc., the Borrowing Subsidiaries, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2006, is incorporated herein by reference.

10.11		Domestic Subsidiary Guaranty, dated as of September 22, 2006, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement and the Lenders from time to time party to the Credit Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 25, 2006, is incorporated herein by reference.
10.12		Amendment No. 1 to Credit Agreement, dated as of December 20, 2006, among Oakley, Inc., the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2006, is incorporated herein by reference.
10	.13 *	Amended and Restated Consultant Agreement, dated May 12, 1998, between Jim Jannard and Oakley, Inc., filed as Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.
10	.14 *	Employment Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2005, is incorporated herein by reference.
10	.15 *	Severance Agreement, dated November 3, 2005, between Richard Shields and Oakley, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 20, 2005, is incorporated herein by reference.
10	.16 *	Letter agreement, dated October 1, 2006, between Oakley, Inc. and Link Newcomb, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2006, is incorporated herein by reference.
10	.17 *	Severance Agreement, dated October 1, 2006, between Oakley, Inc. and Link Newcomb, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 22, 2006, is incorporated herein by reference.
10	.18 *	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jim Jannard, filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.19 *	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Link Newcomb, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.20 *	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Colin Baden, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.21 *	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Donna Gordon, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.22 *	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Scott Bowers, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.23 *	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Jon Krause, filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.24 *	Indemnification Agreement, dated February 7, 2003, between Oakley, Inc. and Kent Lane, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.25 *	Indemnification Agreement, dated February 12, 2004, between Oakley, Inc. and Thomas Davin, filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10	.26 *	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Cosmas N. Lykos, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.
10	.27 *	Indemnification Agreement, dated September 29, 2004, between Oakley, Inc. and Mary George, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

10	.28 *	Indemnification Agreement, dated January 1, 2005, between Oakley, Inc. and Michael J. Puntoriero, filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 , is incorporated herein by reference.
10	.29 *	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Greg Trojan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
10	.30 *	Indemnification Agreement, dated June 3, 2005, between Oakley, Inc. and Colombe Nicholas, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
10	.31 *	Indemnification Agreement, dated September 19, 2005, between Oakley, Inc. and D. Scott Olivet, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10	.32 *	Indemnification Agreement, dated September 26, 2005, between Oakley, Inc. and Frits van Paasschen, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10	.33 *	Indemnification Agreement, dated November 3, 2005, between Oakley, Inc. and Richard Shields, filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
10	.34 *	Indemnification Agreement, dated December 15, 2006, between Oakley, Inc. and Jeff Moorad.
10	.35 *	Oakley, Inc. 1995 Stock Incentive Plan, as amended, filed as Appendix “A” to the Registrant’s Proxy Statement filed with the SEC on April 25, 2006, is incorporated herein by reference.
10	.36 *	Form of Restricted Stock Agreement under the Oakley, Inc. 1995 Stock Incentive Plan, as amended, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10	.37 *	Form of Restricted Stock Agreement for members of the Board of Directors under the Oakley, Inc. 1995 Stock Incentive Plan, as amended, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10	.38 *	Form of Combined Employee Incentive Stock Option and Non-Qualified Stock Option Agreement under the Oakley, Inc. 1995 Stock Incentive Plan, as amended, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10	.39 *	Oakley, Inc. Executive Officer Performance Bonus Plan, as amended and restated through April 17, 1999, filed as Appendix “B” to the Registrant’s Proxy Statement filed with the SEC on April 25, 2006, is incorporated herein by reference.
10	.40 *	Amended and Restated Oakley, Inc. Executive Severance Plan effective as of June 3, 2004, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10	.41 *	Amended and Restated Oakley, Inc. Officer Severance Plan effective as of June 3, 2004, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10.42		Lease Agreement, dated November 10, 2000, between Haven Gateway LLC and Oakley, Inc., filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
10.43		Trademark License Agreement and Assignment of Rights, dated March 31, 2000, between Y, LLC and Oakley, Inc., filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
10.44		Amendment to Trademark License Agreement, dated June 1, 2002, between Y, LLC and Oakley, Inc., filed as Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10.45		Reciprocal Exclusive Dealing Agreement, entered into effective March 12, 2005 among Oakley, Inc., Gentex Optics, Inc. and Essilor International Compagnie Generale D’Optique, S.A. (portions of this document have been omitted pursuant to a request for confidential treatment), filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.46	Agreement and Mutual Release, dated March 5, 2004, between N2T, Inc. and Oakley, Inc., filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.
10.47	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and Jim Jannard, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.48	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and RED.COM, INC., filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.49	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and Y LLC, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.50	Time Sharing Agreement, dated January 30, 2006, between Oakley, Inc. and X LLC, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.51	Lease Agreement, effective as of January 30, 2006, between N2T, Inc. and Oakley, Inc., executed on November 17, 2006 filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2006, is incorporated herein by reference.
10.52	Termination Agreement, effective as of January 30, 2006, between N2T, Inc. and Oakley, Inc., executed on November 17, 2006 filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2006, is incorporated herein by reference.
21	Subsidiaries of Oakley, Inc.
23	Consent of independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.