Form 10-Q
period 2007-03-31
OAKLEY INC
filed 2007-05-09
CIK 946356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From To

Commission File Number: 1-13848

OAKLEY, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	95-3194947 (IRS Employer Identification No.)

One Icon Foothill Ranch, California (Address of principal executive offices)	92610 (Zip Code)

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2007 was 69,257,442.

Oakley, Inc.
Index

i

Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” created by those sections. All statements in this report, other than those that are purely historical, are forward-looking statements. Forward-looking statements typically are identified by the use of terms such as “expect,” “believe,” “plan,” “intend,” “seek,” “anticipate,” “outlook,” “estimate,” “assume,” “project,” “target,” “could,” “will,” “should,” “may” and “continue,” as well as variations of such words and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	competition and the factors we believe provide a competitive advantage;

•	the importance of our ability to develop new and/or innovative products;

•	the effects of business acquisitions;

•	product line extensions and new product lines;

•	the effect of seasonality on our business;

•	anticipated increases in interest expense and amortization of intangible assets;

•	our expected effective income tax rate and the effect of interest expense and other items on our provision for income taxes;

•	the resolution of uncertain tax positions, including coverage under applicable insurance policies, and the effect of changes in related income tax liabilities on our results of operations and financial position;

•	our beliefs concerning the effects of the resolution of claims, complaints and other legal matters;

•	our hedging strategy and the anticipated effectiveness thereof;

•	the anticipated amounts of stock-based compensation expense;

•	our expectations regarding future performance by the counterparties to foreign exchange contracts we have entered into;

•	the amount and timing of future payments under contractual obligations;

•	the sufficiency of our existing sources of liquidity and anticipated cash flows from operations to fund our operations, capital expenditures and other working capital requirements for the next twelve months; and

•	the circumstances under which we may seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities.
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

The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.
Oakley®, Dragon®, Eye Safety Systems®, Mosley Tribes®, Oakley® Store, Oakley Vault®, Oliver Peoples®, Sunglass Icon™ and The Optical Shop of Aspen™ are trademarks of Oakley, Inc. and its subsidiaries. Fox®, Paul Smith® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$57,165	$31,313
Accounts receivable, less allowances of $16,266 (2007) and $15,262 (2006)	119,967	109,168
Inventories	174,282	155,377
Other receivables	5,939	6,375
Deferred income taxes	21,746	17,933
Income taxes receivable	6,983	—
Prepaid expenses and other current assets	16,375	13,947

Total current assets	402,457	334,113
Property and equipment, net	185,470	177,400
Deposits	3,071	2,799
Goodwill	115,298	64,652
Intangible assets	114,067	52,302
Other assets	1,817	2,568

Total assets	$822,180	$633,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$212,772	$38,116
Accounts payable	39,212	45,955
Accrued expenses and other current liabilities	57,322	57,244
Accrued warranty	3,096	3,153
Income taxes payable	—	1,167
Current portion of long-term debt	8,364	8,732

Total current liabilities	320,766	154,367

Deferred income taxes	15,551	17,457
Other long-term liabilities	25,410	3,119

Total liabilities	361,727	174,943

Commitments and contingencies (Note 6)

Shareholders’ Equity
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000 shares authorized; 69,046 (2007) and 68,972 (2006) issued and outstanding	690	690
Additional paid-in capital	44,234	41,711
Retained earnings	402,523	405,120
Accumulated other comprehensive income	13,006	11,370

Total shareholders’ equity	460,453	458,891

Total liabilities and shareholders’ equity	$822,180	$633,834

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2007	2006
Net sales	$199,164	$151,698
Cost of goods sold	91,108	71,113

Gross profit	108,056	80,585

Operating expenses:
Research and development	6,017	5,089
Selling	56,921	46,366
Shipping and warehousing	5,253	4,549
General and administrative	30,132	21,745

Total operating expenses	98,323	77,749

Operating income	9,733	2,836
Interest expense	2,507	448
Interest income	(362)	(546)

Income before provision for income taxes	7,588	2,934
Provision for income taxes	1,845	1,027

Net income	$5,743	$1,907

Basic net income per common share	$0.08	$0.03

Basic weighted-average common shares	68,541	69,040

Diluted net income per common share	$0.08	$0.03

Diluted weighted-average common shares	69,525	69,583

Dividends declared per common share	$—	$—

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended
	March 31,
	2007	2006
Net income	$5,743	$1,907

Other comprehensive income:
Net unrealized gains (losses) on derivative instruments, net of tax	(34)	43
Foreign currency translation adjustments	1,670	2,360

Other comprehensive income	1,636	2,403

Comprehensive income	$7,379	$4,310

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$5,743	$1,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,865	7,973
Amortization	2,397	920
Changes in fair value of derivative instruments	199	1,165
Provision for bad debts	415	369
Stock-based compensation expense	1,388	1,065
Excess tax benefits related to stock-based compensation	(260)	(124)
Loss on disposition of equipment	63	235
Deferred income taxes, net	141	(1,247)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(7,193)	8,343
Inventories	(17,234)	(10,102)
Other receivables	465	(824)
Prepaid expenses and other current assets	(2,197)	1,622
Deposits and other assets	(674)	26
Accounts payable	(7,593)	(3,363)
Accrued expenses and other current liabilities	(87)	3,997
Income taxes payable/receivable	(514)	(6,055)

Net cash provided by (used in) operating activities	(16,076)	5,907

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(117,013)	(52,684)
Purchases of property and equipment	(16,393)	(10,620)
Proceeds from sales of property and equipment	63	23
Other assets	(131)	(530)

Net cash used in investing activities	(133,474)	(63,811)

Cash Flows from Financing Activities
Proceeds from bank borrowings	198,915	7,424
Repayment of bank borrowings	(24,743)	(380)
Exercise of stock options	875	709
Excess tax benefits related to stock-based compensation	260	124
Repurchase of common shares	—	(3,886)
Payment of cash dividends	—	(18)

Net cash provided by financing activities	175,307	3,973

Effect of exchange rate changes on cash	95	1,979

Net increase (decrease) in cash and cash equivalents	25,852	(51,952)
Cash and cash equivalents, beginning of period	31,313	82,157

Cash and cash equivalents, end of period	$57,165	$30,205

See accompanying notes to condensed consolidated financial statements.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on the recognition and measurement in financial statements of uncertain tax positions taken in tax returns previously filed or expected to be taken in tax returns. FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not that, based on the technical merits, the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Through December 31, 2006, the Company evaluated contingent gains and losses associated with uncertain tax positions in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” and SFAS No. 5, “Accounting for Contingencies.” See Note 5.
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

	Three months ended March 31,
	2007	2006
Net income	$5,743	$1,907

Weighted-average shares outstanding:
Basic	68,541	69,040
Effect of dilutive securities	984	543

Diluted	69,525	69,583

Net income per share:
Basic	$0.08	$0.03
Effect of dilutive securities	—	—

Diluted	$0.08	$0.03

For the three months ended March 31, 2007 and 2006, options to purchase an aggregate of 0.6 million and 1.3 million shares of common stock, respectively, were excluded from computation of diluted earnings per share because their effect would be antidilutive.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental Cash Flow Information
Interest paid for the three months ended March 31, 2007 and 2006 was $2.4 million and $0.5 million, respectively. Income taxes paid, net of refunds received, for the three months ended March 31, 2007 and 2006 were $2.8 million and $6.8 million, respectively.
Reclassifications
Certain prior year amounts of stock-based compensation expense totaling $359,000 and related excess tax benefits totaling $124,000 have been reclassified to conform to the current period presentation.
Note 2 – Stock-Based Compensation
The Company accounts for awards of stock-based compensation to employees under the fair-value method required by SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The fair value of each award of stock-based compensation is measured at the date of grant. Stock-based compensation awards generally vest over time, subject to continued service to the Company and/or the satisfaction of certain performance conditions. The Company recognizes the estimated fair value of employee stock options over the service period using the straight-line method. The amount of compensation expense recognized is based upon the number of awards that are expected to vest and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates applicable forfeiture rates based upon the characteristics of the awards and past experience. Total stock-based compensation expense was recorded as follows (in thousands):

	Three months ended March 31,
	2007	2006
Cost of goods sold	$126	$97
Research and development	172	117
Selling	192	143
Shipping and warehousing	2	2
General and administrative	896	706

	$1,388	$1,065

Stock Option Valuation
The Company estimates the grant date fair value of stock options using a binomial option-pricing model. The expected volatility is based on a weighted average of historical and implied volatility from traded options on the Company’s stock as the Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The risk-free interest rate derives implied forward rates from U.S. treasury zero-coupon issues. Yearly cash flows corresponding to each year of the contractual term of the option are then discounted by the resultant implied forward rate. The expected dividend yield is estimated based on historical experience and expected future changes. Actual future dividends, if any, are at the discretion, and subject to the approval, of the Company’s board of directors.
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

	Three months ended March 31,
	2007	2006
Weighted-average fair value of options granted	$7.45	$5.38
Weighted-average assumptions:
Expected volatility	31.5%	34.5%
Expected term	6.3 years	6.8 years
Risk-free interest rate	4.5%	4.8%
Dividend yield	1.0%	1.0%

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1995 Stock Incentive Plan
The Company’s 1995 Stock Incentive Plan, as amended (the “Plan”) provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock shares, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. The Compensation and Stock Option Committee of the Board of Directors administers the Plan and has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. At March 31, 2007, approximately 3.1 million shares were available for issuance under the Plan. The Company issues new shares upon the exercise of stock options or the granting of restricted stock.
Stock Option Awards
Under the Plan, stock options are granted at an exercise price equal to the closing market price of the Company’s common stock on the date of grant. These options vest over periods ranging from one to five years and expire ten years after the grant date. Stock option activity for the three months ended March 31, 2007 is as follows (shares in thousands):

			Weighted-
			average
		Weighted-	remaining
	Number	average	contractual term
	of shares	exercise price	(years)
Outstanding at January 1, 2007	3,733	$14.37
Granted	476	20.65
Exercised	(76)	11.58
Forfeited/expired	(14)	12.87

Outstanding at March 31, 2007	4,119	15.16	6.9

Vested at March 31, 2007 or expected to vest in the future	3,907	15.06	6.7

Exercisable at March 31, 2007	2,022	13.90	4.8

Unrecognized compensation expense related to stock options, totaling $9.3 million as of March 31, 2007, is expected to be recognized over a weighted-average period of 4.1 years. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was $20.9 million and $12.8 million, respectively.
The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.7 million and $0.3 million, respectively. Cash proceeds from the exercise of stock options during the three months ended March 31, 2007 and 2006 totaled $0.9 million and $0.7 million, respectively. The actual tax benefit realized for stock-based compensation arrangements during the three months ended March 31, 2007 and 2006 was $0.3 million and $0.5 million, respectively.
Restricted Stock Awards
The Company also grants restricted stock awards under the Plan. Restricted stock awards are subject to time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Holders of restricted stock awards are entitled to vote their respective shares throughout the restriction period and, upon vesting, are entitled to payment of any cash dividends from the grant date. Restricted stock activity for the three months ended March 31, 2007 is as follows (shares in thousands):

		Weighted-
		average
	Number	grant date
	of shares	fair value
Nonvested shares at January 1, 2007	463	$15.76
Granted	3	20.65
Vested	(5)	15.04
Forfeited	(4)	15.29

Nonvested shares at March 31, 2007	457	15.80

Unrecognized compensation expense related to restricted stock awards, totaling $4.5 million at March 31, 2007, is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $0.1 million and $1.0 million, respectively.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Performance Unit Awards
During the three months ended March 31, 2007, the Company awarded an aggregate of 130,697 performance units to certain executive officers and management. The performance units were issued under the Plan and constitute shares of deferred stock as defined therein. Each performance unit represents the right to receive up to 2.7 shares of the Company’s common stock. The actual number of shares to which each holder of a performance unit will ultimately be entitled, if any, is dependent upon the attainment of certain specified levels of earnings per share and return on invested capital through fiscal 2008. The performance unit awards are subject to forfeiture if employment terminates prior to the end of the service period, or if the prescribed performance criteria are not met. Performance unit awards are valued at the grant date based upon the closing market price of the Company’s common stock and the fair value of each award is charged to expense over the service period. No performance units vested during the three months ended March 31, 2007. Unrecognized compensation expense related to performance unit awards, totaling $3.9 million at March 31, 2007, is expected to be recognized over a weighted-average period of 2.6 years.
Note 3 – Acquisitions
Eye Safety Systems, Inc.
On January 12, 2007, the Company acquired substantially all of the assets of Eye Safety Systems, Inc. (ESS). ESS designs, develops and markets advanced eye protection systems for military, firefighting and law enforcement professionals and is a leading supplier of protective eyewear to the U.S. military and firefighting markets. The purchase price of approximately $114.3 million consisted of cash consideration of $110.7 million and $3.6 million in transaction costs. Of the cash consideration, $10.0 million was placed in escrow for the satisfaction of contingent indemnification obligations. The Company funded the acquisition of ESS with borrowings under the $246.5 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The Company expects the acquisition of ESS will expand its product offerings in protective eyewear and provide increased distribution opportunities in the military, firefighting and law enforcement markets.
The assets and liabilities of ESS were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The results of operations of ESS have been included in the Company’s condensed consolidated statement of operations beginning on the effective date of the acquisition. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the date of acquisition (in thousands):

Accounts receivable	$3,253
Inventory	922
Other current assets	160
Property and equipment	792
Identified intangible assets	63,764
Goodwill	46,622

Total assets acquired	115,513

Current liabilities	1,254

Net assets acquired	$114,259

An independent appraisal was utilized to identify and estimate the fair values of the intangible assets acquired. The intangible assets acquired included customer relationships, technology, tradenames and an agreement not to compete. The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five years to 20 years.
The Bright Eyes Group
Subsequent to March 31, 2007, the Company acquired the Bright Eyes Group (Bright Eyes) for approximately $12 million in cash, subject to certain indemnities and post-closing adjustments. Bright Eyes’ operations include wholesale, retail and franchise eyewear businesses in Australia. Bright Eyes operates 27 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. The Company expects this acquisition will expand its retail and wholesale distribution capabilities in the South Pacific region. The Company has not completed its preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental Pro Forma Information
The financial information below summarizes the combined results of operations of the Company and ESS, on a pro forma basis, as though the acquisition of ESS had been completed as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at such dates (in thousands, except per share amounts).

	Three months ended March 31,
	2007	2006
Pro forma net sales	$200,184	$161,469
Pro forma net income	5,924	3,854
Pro forma basic net income per share	$0.09	$0.06
Pro forma diluted net income per share	$0.09	$0.06
The pro forma results of operations include the results of the Company combined with the separate, pre-acquisition results of operations of ESS. The pro forma results also include amortization of acquired intangible assets for the periods prior to the dates of acquisition.
Note 4 – Supplemental Financial Statement Data
Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$31,724	$24,223
Finished goods	142,558	131,154

	$174,282	$155,377

Property and equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Land	$8,953	$8,953
Buildings and improvements	72,626	72,251
Leasehold improvements	67,711	64,183
Equipment and furniture	243,265	232,484
Tooling	38,718	36,320

	431,273	414,191
Accumulated depreciation and amortization	(245,803)	(236,791)

	$185,470	$177,400

Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, and more frequently if an event occurs which indicates that the value of goodwill or indefinite-lived intangible assets may be impaired. The Company evaluates definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As of March 31, 2007, no events have occurred which indicate that goodwill or intangible assets may be impaired. Intangible assets consist of the following (in thousands):

	March 31, 2007		December 31, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Definite-lived intangible assets:
Covenants not to compete	$10,426	$(5,445)	$7,102	$(4,943)
Distribution rights	3,567	(2,608)	3,567	(2,532)
Patents	4,458	(2,957)	4,359	(2,849)
Customer relationships	59,053	(1,579)	16,020	(728)
Sub-licenses	1,300	(152)	1,300	(119)
Trade name	8,935	(484)	1,235	(240)
Technology	9,600	(302)	—	—
Other	9,641	(2,186)	9,234	(1,904)

	$106,980	$(15,713)	$42,817	$(13,315)

Indefinite-lived intangible assets:
Trade name	$22,800		$22,800

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets, other than goodwill and indefinite-lived intangible assets, are amortized over estimated useful lives principally ranging from five years to 20 years, with no residual values. The weighted-average useful life of intangible assets is approximately 9.2 years. Amortization expense for the three months ended March 31, 2007 and 2006 was approximately $2.4 million and $0.9 million, respectively. Estimated annual amortization expense by fiscal year, based on the Company’s intangible assets at March 31, 2007, is as follows (in thousands):

Estimated
amortization
Year ending December 31,	expense
2007	$9,798
2008	9,045
2009	8,666
2010	8,288
2011	7,746
Thereafter	50,121
Goodwill
Changes in goodwill are as follows (in thousands):

	Wholesale	U. S. Retail
	Segment	Segment	Total
Balance, December 31, 2006	$37,344	$27,308	$64,652
Goodwill additions	50,385	6	50,391
Foreign currency translation adjustments	255	—	255

Balance, March 31, 2007	$87,984	$27,314	$115,298

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accrued employee compensation and benefits	$21,269	$24,197
Derivative financial instruments	995	674
Other liabilities	35,058	32,373

	$57,322	$57,244

Accrued Warranty
Warranty liability activity was as follows (in thousands):

	Three months ended March 31,
	2007	2006
Warranty liability, beginning of period	$3,153	$3,068
Provision for warranty expense	608	1,054
Warranty claims and costs	(662)	(982)
Changes due to foreign currency translation	(3)	(7)

Warranty liability, end of period	$3,096	$3,133

Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Unrealized gains (losses) on derivative financial instruments	$(844)	$(810)
Foreign currency translation adjustments	13,850	12,180

	$13,006	$11,370

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5 – Income Taxes
Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Upon adoption of FIN 48, the Company recorded additional income tax liabilities of $14.4 million, additional deferred income tax assets of $6.1 million and a charge against retained earnings of approximately $8.3 million representing the cumulative effect of the change in accounting principle. As of January 1, 2007, unrecognized income tax benefits totaled approximately $16.1 million. Of that amount, approximately $10.0 million (net of the federal benefit on state income tax matters) represents the amount of unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods.
The Company and its subsidiaries are subject to U.S. federal, state, local and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. While specific matters discussed below are currently under appeal, the Company has concluded all U.S. federal income tax examinations for years through 2001. Substantially all material state and local income tax matters have been concluded for years through 2000. Major foreign jurisdictions include Brazil, France, Japan and the United Kingdom. Substantially all material foreign income tax matters have been concluded for years through 2001.
On August 2, 2004, the Internal Revenue Service (IRS) notified the Company of a proposed audit adjustment related to advance payment agreements executed in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly owned foreign subsidiaries, Oakley U.K. Ltd. and Oakley Holding S.A.S. This proposed adjustment resulted from the IRS audit for the tax years ended December 31, 2000 and 2001. The proposed adjustment could result in the payment of taxes and penalties (exclusive of interest) totaling approximately $11.2 million. The Company continues to protest this proposed adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures.
The resolution of tax matters such as this is subject to a number of risks beyond the Company’s control, including that the IRS or others may interpret applicable tax laws or regulations in a manner that is adverse to the Company during the appeals process or that the courts may rule against the Company in any judicial proceedings. Considering these risks, and based upon analysis of the tax laws and other relevant factors, it is reasonably possible that the amount of the related unrecognized income tax benefits could differ significantly from the Company’s estimate. However, it is not possible to estimate the amount of any such changes to previously recorded liabilities for such uncertain tax positions. In the event that the Company does not prevail, it expects that the proposed adjustment should not have a material impact on its consolidated financial position because the Company has insurance in place that it believes will cover such adjustment and associated expenses.
In March 2007, the Company was notified of the resolution of a state income tax matter which resulted in the recognition of approximately $1.1 million of previously unrecognized income tax benefits, which reduced the provision for income taxes for the quarter ended March 31, 2007. As of March 31, 2007, unrecognized income tax benefits totaled approximately $17.7 million.
Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled $0.3 million the three months ended March 31, 2007; no such amounts were recorded in the three months ended March 31, 2006. Accrued interest and penalties were $4.1 million and $4.4 million as of January 1, 2007 and March 31, 2007, respectively.
Note 6 – Commitments and Contingencies
Indemnities, Commitments and Guarantees
In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington, and routine guarantees between the Company and its subsidiaries. At March 31, 2007, the Company has outstanding letters of credit

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
totaling $2.3 million for product purchases and as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2007, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.
Litigation
In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, alleging violations of The Fair Credit Reporting Act related to the inclusion of credit card expiration dates on sales receipts. This complaint has not been granted class action status. The Company believes the allegations are without merit and intends to vigorously defend itself against this matter.
On February 9, 2007, the Company and six other unrelated parties were named as defendants in a lawsuit filed in the Superior Court of California alleging the wrongful death of an employee. The lawsuit was served on the Company on April 30, 2007 and claims as much as $14 million as damages. The Company believes the allegations are without merit and intends to vigorously defend itself against this matter.
The Company is also a party to various claims, complaints and other legal actions that arise from time to time in the normal course of business including, but not limited to, retail-related claims that may ultimately be certified as a class action in some instances. The outcome of such matters cannot be predicted with certainty and some claims, complaints or other legal actions may be disposed of unfavorably to the Company. Based on its evaluation of the relevant facts and circumstances of matters that are pending or asserted, management believes the disposition of these matters, individually and in the aggregate, will not have a material adverse effect on its financial condition or results of operations.
Note 7 – Derivative Financial Instruments
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
Cash Flow Hedges
The Company’s foreign exchange contracts are principally designated as cash flow hedges. For all derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income. The gains or losses that arise under these derivatives are recognized in earnings in the period in which the hedged item is also recognized in earnings. Any gains or losses from the ineffective portion of the derivative are reported in earnings immediately. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $1.0 million of losses over the next twelve months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of an identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended March 31, 2007, the Company recognized losses of $97,000 resulting from the expiration, sale, termination or exercise of derivatives designated as cash flow hedges; no such gains or losses were recognized during the three months ended March 31, 2006.
The following is a summary of the foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) designated as cash flow hedges outstanding at March 31, 2007 (in thousands):

		Weighted-average
	U.S. Dollar	rate per		Fair Value
Currency	Equivalent	US $1.00	Maturity Dates	Gain (Loss)
Australian dollar	$3,237	1.2821	Apr. 2007 – Sept. 2007	$(109)
British pound	12,985	0.5391	Apr. 2007 – Dec. 2007	(753)
Canadian dollar	13,082	1.1344	Apr. 2007 – Dec. 2007	180
Euro	24,284	0.7734	Apr. 2007 – Dec. 2007	(898)
Japanese yen	14,066	110.1925	Apr. 2007 – Mar. 2008	585

	$67,654			$(995)

Other Derivatives
Derivatives not qualifying as hedges are recorded at fair value, and changes in the fair value of such derivatives are included in cost of goods sold in the consolidated statements of operations each period. For the three months ended March 31, 2006, losses resulting from changes in the fair value of such derivatives of $1.2 million are included in cost of goods sold; no such gains or losses were recognized during the three months ended March 31, 2007. As of March 31, 2007, the Company held no foreign exchange contracts not designated as hedges.
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
Note 8 – Segment Information
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

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Financial information for the Company’s reportable segments is as follows (in thousands):

	Wholesale	U.S. Retail	Consolidated
Three months ended March 31, 2007:
Net sales to external customers	$153,493	$45,671	$199,164
Intersegment sales	9,454	—	9,454
Operating income	4,978	4,755	9,733
Acquisitions of property and equipment	8,845	7,548	16,393
Depreciation and amortization	8,483	2,779	11,262

Three months ended March 31, 2006:
Net sales to external customers	$122,361	$29,337	$151,698
Intersegment sales	6,715	—	6,715
Operating income	(2,335)	5,171	2,836
Acquisitions of property and equipment	6,612	4,008	10,620
Depreciation and amortization	7,608	1,285	8,893
Identifiable assets as of March 31, 2007	$690,366	$131,814	$822,180
Identifiable assets as of December 31, 2006	508,886	124,948	633,834
Note 9 – Related Party Information
During the three months ended March 31, 2007 and 2006, the Company paid approximately $46,000 and $13,000, respectively, to N2T, Inc., an Oregon corporation owned by Jim Jannard, Chairman of the Board of Oakley, for the rental and maintenance of an aircraft. During the three months ended March 31, 2007 and 2006, the Company incurred approximately $160,000 and $208,000, respectively, in costs and expenses associated with the aircraft, net of amounts reimbursed by Mr. Jannard and his affiliates of approximately $444,000 and $283,000, respectively, for operating costs related to use of the aircraft unrelated to the Company’s business.
Certain of the Company’s employees perform services for Red.com, Inc. (Red), a company owned by Mr. Jannard. Red reimburses the Company for such services at cost plus an agreed upon markup. The Company also incurs other costs on Red’s behalf, for which Red reimburses the Company at cost. The aggregate amount billed to Red by the Company for costs incurred and services rendered during the three months ended March 31, 2007 was approximately $292,000; no amounts were billed to Red for the three months ended March 31, 2006. The Company periodically incurs other costs on Mr. Jannard’s behalf for various matters unrelated to the Company’s business. Mr. Jannard and Red maintain deposits with the Company to prepay any such items that are replenished on a periodic basis as needed. As of March 31, 2007 and December 31, 2006, the Company’s net liability to Mr. Jannard and Red for such deposits was approximately $207,000 and $177,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
Oakley is a worldwide leader in the design, development, manufacture, distribution and worldwide marketing of performance optics products including market-leading, premium sunglasses, prescription eyewear, goggles, and electronically enabled eyewear. In addition to Oakley®-branded optics products, our eyewear portfolio also includes the Dragon®, Eye Safety Systems®, Fox®, Mosley Tribes®, Oliver Peoples®, and Paul Smith® Spectacles brands. We also offer an array of Oakley-branded apparel, footwear, watches and accessories. We believe a principal strength is our ability to develop products that demonstrate superior performance and aesthetics through proprietary technology, manufacturing processes and styling. We manufacture or assemble the majority of our performance optics products at our manufacturing facility located at our headquarters in Foothill Ranch, California. We utilize third-party manufacturers located in the United States and abroad to produce our internally designed apparel, footwear, watches and accessories as well as our electronically enabled eyewear products and certain goggles.
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
Our retail operations principally consist of Oakley, Sunglass Icon™ and The Optical Shop of Aspen™ (OSA) retail stores, as well as Internet and telesales operations. During the three months ended March 31, 2007, we opened six new stores. In the United States, we operate 64 Oakley® Store retail locations, including 21 Oakley Vault® outlet stores, offering a full range of Oakley-branded products and 124 Sunglass Icon multi-branded sunglass specialty retail stores. OSA operates 20 luxury optical retail stores. The following table summarizes the number of retail stores we operated as of the end of each period (excluding stores operated by others under license):

	March 31,	Dec. 31,	March 31,
	2007	2006	2006
Oakley Stores:
United States	64	65	46
International	18	15	9
Sunglass Icon	124	121	108
Oliver Peoples	3	2	2
The Optical Shop of Aspen	20	20	—

	229	223	165

Recent Developments
Acquisitions
In February 2006, we acquired Oliver Peoples. Oliver Peoples designs, produces and sells luxury eyewear, primarily to wholesale accounts. Through this transaction, we acquired Oliver Peoples’ three eyewear brands: Oliver Peoples, Mosley Tribes, and the licensed Paul Smith Spectacles eyewear brand. In April 2006, we acquired OSA Holding, Inc. and its wholly owned subsidiary, The Optical Shop of Aspen, Inc. (OSA). OSA operates 20 luxury optical retail stores as of December 31, 2006. Also during 2006, we acquired four independent optical retail stores in the United States and substantially all of the operations of our exclusive distributor in Switzerland. We expect these acquisitions to strengthen our capabilities in premium and luxury eyewear, provide growth opportunities within the optics category and complement our multi-branding strategy.

On January 12, 2007, we acquired substantially all of the assets of Eye Safety Systems, Inc. (ESS). ESS designs, develops and markets advanced eye protection systems for military, firefighting and law enforcement professionals and is a leading supplier of protective eyewear to the U.S. military and firefighting markets. The purchase price of approximately $114.3 million consisted of cash consideration of $110.7 million and $3.6 million in transaction costs. Of the cash consideration, $10.0 million was placed in escrow for the satisfaction of contingent indemnification obligations. We funded the acquisition of ESS with borrowings under our $246.5 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. We expect the acquisition of ESS will expand our product offerings in protective eyewear and provide increased distribution opportunities in the military, firefighting and law enforcement markets.
In April 2007, we acquired the Bright Eyes Group (Bright Eyes) for approximately $12 million in cash, subject to certain indemnities and post-closing adjustments. Bright Eyes’ operations include wholesale, retail and franchise eyewear businesses in Australia. Bright Eyes operates 27 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. We expect this acquisition will expand our retail and wholesale distribution capabilities in the South Pacific region.
Change in Accounting for Uncertain Tax Positions
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on the recognition and measurement in financial statements of uncertain tax positions taken in tax returns previously filed or expected to be taken in tax returns. FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not that, based on the technical merits, the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Through December 31, 2006, we evaluated contingent gains and losses associated with uncertain tax positions in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” and SFAS No. 5, “Accounting for Contingencies.”
Upon adoption of FIN 48, we recorded additional income tax liabilities of $14.4 million, additional deferred income tax assets of $6.1 million and a charge against retained earnings of approximately $8.3 million, representing the cumulative effect of the change in accounting principle. As of January 1, 2007, unrecognized income tax benefits totaled approximately $16.1 million. Of that amount, approximately $10.0 million (net of the federal benefit on state income tax matters) represents the amount of unrecognized tax benefits that would, if recognized, favorably affect our effective income tax rate in any future periods.
The income tax assets and liabilities we recognize for uncertain tax positions will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our provision for income taxes and our results of operations. FIN 48 also requires that we recognize additional interest expense each period on the liabilities we have recognized for uncertain tax positions. We include interest and penalties associated with income tax liabilities in the provision for income taxes in our consolidated income statement.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R). SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards and performance unit awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using a binomial option-pricing model. The use of a binomial model requires that we make a number of estimates, including expected stock option exercise behavior, expected option cancellations due to employee terminations, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expectations of stock option exercise behavior, stock price volatility and other factors were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) and the number of shares of our common stock that will be issuable upon the achievement of specific performance conditions applicable to the performance unit awards. If the actual number of awards that ultimately vest or the number of shares that are ultimately issuable differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Income Taxes and Uncertain Tax Positions
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

On an ongoing basis, we must evaluate the income tax positions we take, or expect to take, on our income tax returns against the recognition and measurement criteria prescribed in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our provision for income taxes and our results of operations.
Results of Operations
Net sales
We report net sales in three product categories—optics; apparel, footwear and accessories (AFA); and other. The optics category includes our sunglasses, prescription eyewear, goggles, electronically enabled eyewear and eyewear-related accessories. The AFA category includes our apparel, footwear, watches and accessories. The other products category represents sales of eyewear brands not owned or licensed by us, but sold through our specialty eyewear retail stores.
Net sales increased to $199.2 million for the three months ended March 31, 2007 from $151.7 million for the three months ended March 31, 2006, an increase of $47.5 million, or 31.3%.
Net sales by product category
Optics category net sales were $144.3 million for the three months ended March 31, 2007 compared to $106.9 million for the three months ended March 31, 2006, an increase of $37.4 million or 35.0%. The increase in optics net sales reflects increased sales of sunglasses and prescription eyewear, as well as higher goggle sales principally resulting from our acquisition of ESS. The sales contribution of the businesses we acquired in 2006 and 2007 represented approximately $14.1 million, or 37.7%, of the increase in optics category net sales. These increases were partially offset by a decline in electronically enabled eyewear products compared to the quarter ended March 31, 2006. The optics category generated 72.5% of our total net sales during the quarter ended March 31, 2007 compared to 70.5% for the comparable 2006 period.
Net sales in our AFA category were $40.4 million for the three months ended March 31, 2007 compared to $36.8 million for the three months ended March 31, 2006, an increase of $3.6 million or 9.7%. This increase reflects increased sales volumes in apparel and watches, partially offset by lower sales of footwear. The decrease in footwear sales reflects the discontinuance of a significant portion of our lifestyle footwear products as part of the footwear restructuring we completed in 2006. The AFA category represented 20.3% of our total net sales during the quarter ended March 31, 2007 compared to 24.2% for the comparable 2006 period.
Other products category net sales were $14.5 million for the three months ended March 31, 2007 compared to $8.0 million for the three months ended March 31, 2006, an increase of $6.5 million or 80.3%. The increase reflects the sales contribution of the businesses we acquired in 2006 and 2007, which represented approximately $4.8 million, or 73.8%, of the increase in other category sales, and the increase in the number of sunglass and optical specialty stores we operate. The other products category represented 7.3% of our total net sales during the quarter ended March 31, 2007 compared to 5.3% for the comparable 2006 period.
Net sales by geographic region
Our U.S. net sales were $108.4 million for the three months ended March 31, 2007, compared to $81.1 million for the three months ended March 31, 2006, an increase of $27.3 million, or 33.8%. U.S. net sales in our wholesale operations increased $11.0 million, or 21.3%, to $62.8 million for the three months ended March 31, 2007, compared to $51.7 million for the comparable 2006 period, principally due to increased sales volume in the optics category discussed above.
Net sales in our U.S. retail operations, which include our Internet and telesales operations, were $45.7 million for the three months ended March 31, 2007, compared to $29.3 million for the three months ended March 31, 2006, an increase of $16.4 million or 55.7%. The increase in retail sales reflects the OSA and Oliver Peoples retail stores we acquired, an increase in the number of Oakley and Sunglass Icon retail stores we operate, higher comparable store sales (stores open at least twelve full months) and increased sales volume in our Internet and telesales operations.

Our international net sales were $90.7 million for the three months ended March 31, 2007, compared to $70.6 million for the comparable 2006 period, an increase of $20.1 million, or 28.5%. A weaker U.S. dollar relative to foreign currencies increased reported international net sales growth by approximately $3.3 million, or 4.7%. The Americas (non-U.S.) and Asia Pacific regions reported significant sales growth in both the optics and AFA categories. In the EMEA (Europe, Middle East, and Africa) region, we experienced substantial growth in the optics category, partially offset by lower sales of footwear and other AFA products.
Gross profit
Gross profit increased to $108.1 million for the three months ended March 31, 2007 from $80.6 million for the three months ended March 31, 2006, an increase of $27.5 million, or 34.1%. Gross margin, or gross profit as a percentage of net sales, increased to 54.3% for the quarter ended March 31, 2007 from 53.1% in the comparable 2006 period. Gross profit for the three months ended March 31, 2006 was adversely affected by $1.2 million in unrealized losses from changes in the fair value of foreign currency derivatives; no such unrealized gains or losses are included in the 2007 period. Non-GAAP gross margin, which excludes the impact of changes in the fair value of foreign currency derivatives, was 54.3% for the three months ended March 31, 2007 compared to 53.9% for the three months ended March 31, 2006.
The improvement in non-GAAP gross margin primarily reflects improved sales mix in the optics category which generates a relatively higher gross profit as a percentage of net sales, the favorable impact on sales of fluctuations in currency exchange rates and the favorable impact of increased manufacturing volumes. These factors were partially offset by inventory write-downs of $1.2 million during the three months ended March 31, 2007, principally related to inventory obsolescence. Gross profit for the three months ended March 31, 2006 was adversely affected by provisions for sales returns and markdowns of $1.8 million related to our electronics products. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Non-GAAP Financial Measures,” included in this report.
Operating expenses
Operating expenses for the three months ended March 31, 2007 were $98.3 million compared to $77.7 million for the three months ended March 31, 2006, an increase of $20.6 million, or 26.5%. As a percentage of net sales, operating expenses decreased to 49.4% of net sales for the three months ended March 31, 2007 compared to 51.3% of net sales for the comparable 2006 period. The overall increase in operating expenses principally reflects higher operating expenses of $6.7 million in our expanded retail operations (including OSA), $4.2 million of additional operating expenses resulting from our acquisitions of ESS and Oliver Peoples and increased compensation and related benefit costs of $3.0 million.
Research and development expenses increased $0.9 million to $6.0 million for the three months ended March 31, 2007 compared to $5.1 million for the comparable 2006 period. As a percentage of net sales, research and development expenses decreased to 3.0% of net sales for the three months ended March 31, 2007 compared to 3.4% of net sales for the three months ended March 31, 2006. The overall increase in research and development expenses reflects $0.4 million of additional expenses resulting from our acquisitions of ESS and Oliver Peoples and increased compensation and related benefit costs of $0.2 million.
Selling expenses increased $10.5 million to $56.9 million for the three months ended March 31, 2007 from $46.4 million for the three months ended March 31, 2006. As a percentage of net sales, selling expenses were 28.6% of net sales for the three months ended March 31, 2007 compared to 30.6% of net sales for the three months ended March 31, 2006. Retail selling expenses for the quarter ended March 31, 2007 increased $4.8 million over the comparable 2006 period, principally reflecting the increase in the number of retail stores we operate, including OSA. The acquisitions of ESS and Oliver Peoples accounted for a $2.6 million increase in selling expenses. Additional increases in non-retail selling expenses include a $1.0 million increase in sales commissions due to higher sales volume and a $3.3 million increase in personnel costs and related benefits.
Shipping and warehousing expenses were approximately $5.3 million for the three months ended March 31, 2007, compared to $4.5 million for the three months ended March 31, 2006. The increase principally reflects the increased sales volume we experienced in 2007. As a percentage of net sales, shipping expenses were 2.6% of net sales for the three months ended March 31, 2007 compared to 3.0% of net sales for the three months ended March 31, 2006. The decrease in shipping and warehousing expenses as a percentage of net sales is due to an increase in our optics sales mix, an increase in our retail sales mix and the inclusion of ESS, which charges all shipping costs to customers and includes the related expenses in cost of goods sold.
General and administrative expenses were $30.1 million for the three months ended March 31, 2007, compared to $21.7 million for the three months ended March 31, 2006. As a percentage of net sales, general and administrative expenses were 15.1% of net sales for the three months ended March 31, 2007 compared to 14.3% of net sales for the three months ended March 31, 2006. General and administrative expenses related to our retail operations increased $1.4 million, principally reflecting the increase in the number of retail stores we operate, including OSA. The acquisition of ESS and Oliver Peoples accounted for an additional $0.7 million in general and administrative expenses. Other factors contributing to the increase in general and administrative expenses were a $1.4 million increase in personnel and related benefit costs, a $1.9 million increase in sales tax expense for taxes undercollected in prior years and a $1.4 million increase in amortization of intangible assets related to the businesses we acquired in 2006 and 2007.
Operating income
Our operating income increased to $9.7 million, or 4.9% of net sales, for the three months ended March 31, 2007 from $2.8 million, or 1.9% of net sales for the three months ended March 31, 2006, an increase of $6.9 million or 243%. The increase in operating income as a percentage of net sales principally reflects the strong sales growth and the gross margin improvements discussed above and the decrease in operating expenses as a percentage of net sales.
Interest expense and interest income
Interest expense, net of interest income, was $2.1 million for the three months ended March 31, 2007 compared to net interest income of $98,000 for the three months ended March 31, 2006. Interest expense totaled $2.5 million for the three months ended March 31, 2007 compared to $0.4 million for the three months ended March 31, 2006, principally due to higher outstanding borrowings during the 2007 period. Interest income was $0.4 million for the three months ended March 31, 2007 compared to $0.5 million for the three months ended March 31, 2006, principally due to lower invested cash balances during the 2007 period.
Income taxes
The provision for income taxes was $1.8 million for the three months ended March 31, 2007, compared to $1.0 million for the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2007 was 24.3%, compared to 35.0% for the three months ended March 31, 2006. The provision for income taxes for the 2007 period reflects our expected tax rate of approximately 35.5% and approximately $0.3 million of interest expense on income tax liabilities, partially offset by the recognition of a $1.1 million benefit resulting from the resolution of a state income tax matter.
We expect that our effective tax rate for 2007 will be approximately 35.5%. However, our actual provision for income taxes will fluctuate from time to time as a result of changes in the estimated income tax liabilities we have recorded under FIN 48, changes in the valuation of deferred income tax assets and liabilities and other factors. As of March 31, 2007, we have recorded income tax liabilities, including interest and penalties, totaling approximately $22.1 million related to uncertain tax positions. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related income tax liabilities in the period in which such events occur. Such adjustments may have a material impact on our provision for income taxes and our results of operations. We also expect to recognize additional interest expense of approximately $1.2 million annually on the liabilities we have recognized for uncertain tax positions.
Net income
Net income increased to $5.7 million for the three months ended March 31, 2007 from $1.9 million for the three months ended March 31, 2006, an increase of $3.8 million or 201%, due to the factors discussed above.

Liquidity and Capital Resources
Our cash and cash equivalents were $57.2 million at March 31, 2007 compared to $31.3 million at December 31, 2006. The increase in our cash and cash equivalents principally reflects cash borrowed under the Credit Agreement in March 2007 to fund our acquisition of Bright Eyes, which we completed on April 2, 2007. Our principal sources of liquidity are cash flow generated from operations and borrowings under the Credit Agreement. As of March 31, 2007, available borrowings under the Credit Agreement totaled $39.0 million. In April 2007, we acquired Bright Eyes for approximately $12 million in cash, using existing cash reserves. We believe that our existing cash and cash equivalents, available borrowings under the Credit Agreement and anticipated cash flows from operations will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months. We may consider other acquisition opportunities or increases in our capital spending to extend our product lines or expand our retail operations. In order to fund any such capital expenditures or acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. There can be no assurance that additional financing, if necessary, will be available on terms acceptable to us or at all.
Cash used in operating activities totaled $16.1 million for the three months ended March 31, 2007 compared to cash provided by operating activities of $5.9 million for the comparable 2006 period. Operating cash flow for the three months ended March 31, 2007 reflects our net income of $5.7 million and net non-cash charges (depreciation and amortization, stock-based compensation, changes in the fair value of derivative instruments and other) of $13.2 million, which were more than offset by net working capital increases of $35.0 million. The working capital increases principally consisted of a $17.2 million increase in inventories, a $7.2 million increase in accounts receivable and a $7.6 million decrease in accounts payable.
At March 31, 2007, our working capital decreased to $81.7 million compared to $179.7 million at December 31, 2006, principally due to our use of short-term borrowings under the Credit Agreement to finance our acquisition of ESS. Working capital may vary from time to time as a result of seasonality, new product introductions, changes in accounts receivable and inventory levels and other factors. Accounts receivable, less allowances for doubtful accounts, were $120.0 million at March 31, 2007 compared to $109.2 million at December 31, 2006 and $98.7 million at March 31, 2006. Accounts receivable days outstanding, based on wholesale net sales, were 70 at March 31, 2007 compared to 68 at December 31, 2006 and 73 at March 31, 2006. Inventories increased to $174.3 million at March 31, 2007 compared to $155.4 million at December 31, 2006 and $134.6 million at March 31, 2006. The increased inventory reflects higher inventories of optics and AFA products to support our increased sales volume, the expansion of our retail operations and the inventories of acquired businesses. Inventory turns were 2.1 at March 31, 2007 compared to 2.4 at December 31, 2006 and 2.1 at March 31, 2006.
Cash used in investing activities of $133.5 million for the three months ended March 31, 2007 principally consisted of payments of $117.0 million for acquisitions of businesses (principally ESS) and payments for capital expenditures of $16.4 million. Cash used in investing activities of $63.8 million for the three months ended March 31, 2006 principally consisted of payments of $52.7 million for the acquisitions of businesses and payments for capital expenditures of $10.6 million. Capital expenditures for the three months ended March 31, 2007 included $7.5 million for our retail operations. As of March 31, 2007, we had commitments of approximately $1.9 million for future capital expenditures, which we expect to fund with cash flows from operations or available borrowings under the Credit Agreement.
Cash provided by financing activities of $175.3 million for the three months ended March 31, 2007 principally consisted of net borrowings under credit facilities of $174.2 million and proceeds from the exercise of stock options of $0.9 million. For the three months ended March 31, 2006, cash provided by financing activities of $4.0 million principally consisted of net borrowings under credit facilities of $7.0 million and proceeds from the exercise of stock options of $0.7 million, partially offset by payments of $3.9 million to repurchase shares of our common stock.
During the three months ended March 31, 2006, we repurchased 256,900 shares of our common stock at an average price of $15.13 per share; no shares were repurchased during the three months ended March 31, 2007. As of March 31, 2007, the approximate dollar value of shares that may yet be repurchased under the $20.0 million share repurchase program we announced on March 15, 2005 was $3.3 million. On September 25, 2006, we announced a new share repurchase program under which we may repurchase up to an additional $20.0 million of our common stock in the open market from time to time as market conditions warrant. As of March 31, 2007, no shares had been repurchased under this program.

Credit Agreement
The Credit Agreement provides for borrowings in multiple currencies by us and certain of our subsidiaries and for the issuance of letters of credit. The Credit Agreement expires in September 2011. Borrowings under the Credit Agreement bear interest at variable rates based upon the bank’s prime lending rate or LIBOR, plus specified margins. The weighted-average interest rate on borrowings outstanding under the Credit Agreement as of March 31, 2007 was 5.87%. We are required to pay a commitment fee on the daily unused amount of the commitments under the Credit Agreement and other fees as specified in the agreement. As of March 31, 2007, outstanding borrowings under the Credit Agreement were $205.2 million.
The Credit Agreement contains various restrictive covenants that require that we maintain certain financial ratios and that may limit our ability, among other things, to: incur or guarantee indebtedness, incur liens, pay dividends or repurchase stock, enter into transactions with affiliates, consummate asset sales, acquisitions or mergers, or make investments. As of March 31, 2007, we were in compliance with all restrictive covenants and financial ratio requirements of the Credit Agreement. Our obligations under the Credit Agreement are unsecured.
Certain of our subsidiaries also have lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 1.3% to 7.0%. Some of our subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 4.2% to 12.5%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts is $28.9 million, of which $7.6 million was outstanding at March 31, 2007.
Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of March 31, 2007 (in thousands):

		Apr. - Dec.
	Total	2007	2008	2009	2010	2011	Thereafter
Lines of credit	$212,772	$212,772	$—	$—	$—	$—	$—
Long-term debt	8,364	8,364	—	—	—	—	—
Interest payable on long-term debt	264	264	—	—	—	—	—
Letters of credit	1,957	1,957	—	—	—	—	—
Operating leases	200,110	24,049	30,255	28,656	25,973	24,836	66,341
Endorsement contracts (1)	8,577	4,976	2,603	471	262	265	—
Product purchase commitments (2)	120,844	85,744	8,800	8,800	8,750	8,750	—
Capital purchase commitments	1,898	1,898	—	—	—	—	—
Additional consideration for business acquisitions	2,000	—	1,000	1,000	—	—	—

	$556,786	$340,024	$42,658	$38,927	$34,985	$33,851	$66,341

(1)	We have entered into endorsement contracts with selected athletes and others who endorse our products. Under these contracts, we have agreed to pay certain incentives based on specific achievements in addition to minimum annual payments. The amounts listed above for endorsement contracts represent approximate amounts of minimum payments required under these contracts. Actual amounts paid under these contracts may differ from the amounts listed as a result of the conditional components of these obligations.

(2)	Amounts listed for purchase obligations represent contractual agreements, letters of credit and open purchase orders for products or services to be incurred in the ordinary course of business, which are enforceable and legally binding and specify all significant terms.
Seasonality
Historically, our sales have been highest in the period from March to September, the period during which sunglass purchases and usage are typically highest in the Northern Hemisphere. As a result, our net sales and operating margins are typically higher in the second and third quarters and lower in the first and fourth quarters, as fixed operating costs are spread over the differing levels of sales volume. In anticipation of seasonal increases in demand, we typically build sunglass inventories in the fourth quarter and first quarter, when net sales have historically been lower. Sales of our AFA products, which generate relatively lower gross profits compared to our optics products, are generally lowest in the second quarter. This seasonal trend contributes to our gross profit in the second quarter, which historically has been the highest of the year. Although we expect to continue to experience this seasonal trend, changes in our product mix and the expansion of our retail operations may partially mitigate the impact of seasonality on our business.

Inflation
We do not believe inflation has had a material impact on our results of operations in the past. However, we cannot assure you that this will be the case in the future.
Non-GAAP Financial Measures
This report includes a discussion of “non-GAAP gross margin,” which is a non-GAAP financial measure. We provide this non-GAAP measure as a supplement to financial results based on GAAP. Non-GAAP gross margin differs from the most comparable GAAP measure, gross profit as a percentage of net sales, by excluding the impact of changes in the fair value of foreign currency derivatives not designated as cash flow hedges. A detailed reconciliation of non-GAAP gross margin to gross profit as a percentage of net sales is set forth in the table below. We encourage readers to review this reconciliation.
Changes in the fair value of foreign currency derivatives not designated as cash flow hedges are included in cost of goods sold. Such changes (gains or losses) are recorded based upon the impact of changes in foreign currency exchange rates on the value of the foreign currency derivatives that we have purchased as part of our program to mitigate risks due to fluctuations in currency exchange rates.
We present non-GAAP gross margin to provide additional insight into our underlying operating results. We believe that excluding the non-cash gains and losses from changes in the fair value of these foreign currency derivatives provides meaningful and useful information regarding the underlying trends in product margins based on actual production costs. Non-GAAP gross margin also enhances comparisons of our results of operations with historical periods. We use non-GAAP gross margin in reviewing product margins, making product pricing decisions, and analyzing product category profitability.
Non-GAAP gross margin has certain limitations because it does not reflect all of the costs associated with the operation of our business as determined in accordance with GAAP. Moreover, our non-GAAP gross margin may be different from similarly titled non-GAAP measures used by other companies, which may not provide investors a comparable view of our performance in relation to other companies in the same industry. Readers should consider non-GAAP gross margin in addition to, and not as a substitute for, or superior to, gross profit as a percentage of net sales determined in accordance with GAAP. We seek to compensate for the limitations of non-GAAP gross margin by providing descriptions of the reconciling items and a reconciliation of non-GAAP gross margin to the most directly comparable GAAP measure so that investors can appropriately incorporate non-GAAP gross margin and its limitations into their analyses. Additional information on the changes in the fair value of foreign currency derivatives not designated as cash flow hedges is included in Note 7 to the accompanying consolidated financial statements. A reconciliation of non-GAAP gross margin to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows (in thousands):

		Change in fair
		value of foreign	Calculation of
	Reported	currency	non-GAAP gross
	under GAAP	derivatives	margin (1)
Three months ended March 31, 2007
Net sales	$199,164	$—	$199,164
Cost of goods sold	91,108	—	91,108

Gross profit	$108,056	$—	$108,056
Gross profit as a % of net sales	54.3%
Non-GAAP gross margin			54.3%

Three months ended March 31, 2006
Net sales	$151,698	$—	$151,698
Cost of goods sold	71,113	(1,165)	69,948

Gross profit	$80,585	$1,165	$81,750
Gross profit as a % of net sales	53.1%
Non-GAAP gross margin			53.9%

(1)	We do not use non-GAAP net sales or non-GAAP cost of goods sold separately as non-GAAP financial measures. Non-GAAP net sales and non-GAAP cost of goods sold are presented herein solely for the purpose of illustrating the computation of non-GAAP gross margin.

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
The following is a summary of all foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) we held at March 31, 2007 (in thousands):

		Weighted-average
	U.S. Dollar	rate per		Fair Value
Currency	Equivalent	US $1.00	Maturity Dates	Gain (Loss)
Australian dollar	$3,237	1.2821	Apr. 2007 – Sept. 2007	$(109)
British pound	12,985	0.5391	Apr. 2007 – Dec. 2007	(753)
Canadian dollar	13,082	1.1344	Apr. 2007 – Dec. 2007	180
Euro	24,284	0.7734	Apr. 2007 – Dec. 2007	(898)
Japanese yen	14,066	110.1925	Apr. 2007 – Mar. 2008	585

	$67,654			$(995)

We use, and plan to continue to use, foreign exchange contracts as part of our strategy to manage our exposure to foreign currency exchange rate fluctuations. These foreign exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, we may, for various reasons, decide to either expand or reduce the level of foreign exchange contracts we hold. Based upon the foreign exchange contracts we held at March 31, 2007, if the value of the U.S. dollar were to hypothetically decrease by 10% relative to the foreign currencies which we have hedged with foreign exchange contracts, our gross profit and our pre-tax income would decrease by approximately $7.6 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S dollars at the same hypothetical rate.
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
Interest Rate Risk
The majority of our outstanding borrowings, including borrowings under the Credit Agreement and the credit facilities available to certain of our subsidiaries, bear interest at variable rates and subject us to interest rate risk related to fluctuations in the rates of interest we pay on these obligations. We generally do not enter into derivative contracts or other arrangements to manage our exposure to interest rate risk. Outstanding borrowings under these arrangements totaled $212.8 million at March 31, 2007. Based on the weighted-average interest rate of 5.87% applicable to borrowings outstanding under the Credit Agreement, if interest rates were to hypothetically increase by 10%, and to the extent that borrowings remain outstanding, for every $1.0 million of borrowings outstanding our interest expense would increase by approximately $5,870 per year.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods.
In connection with this evaluation, we identified deficiencies in our internal control over financial reporting related to inventories that constitute material weaknesses (within the meaning of the Auditing Standard No. 2 of the Public Company Accounting Oversight Board) in our internal control over financial reporting. Specifically, we did not have effective reviews or other controls in place to provide reasonable assurance that certain manufactured inventories were correctly valued based upon actual manufacturing costs. We also did not have effective reviews or other controls in place to provide reasonable assurance that inventory reserves relating to AFA inventories were computed and recorded accurately. Moreover, management level reviews of inventory costing and inventory reserves were not operating effectively during the three months ended March 31, 2007. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods.
Upon identifying the deficiencies in our internal control over financial reporting described above, and prior to the announcement or publication of our results of operations for the three months ended March 31, 2007, we performed additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. These deficiencies in our internal control over financial reporting did not result in any misstatement of our reported results of operations or financial position for any period. Our management, with the oversight of our Audit Committee, intends to further assess our internal controls over inventory valuation and inventory reserves and promptly implement appropriate internal controls in order to remediate these material weaknesses.
Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various claims, complaints and other legal actions that arise from time to time in the normal course of business including, but not limited to, retail-related claims that may ultimately be certified as a class action in some instances. The outcome of such matters cannot be predicted with certainty and some claims, complaints and other legal actions may be disposed of unfavorably to us. Based on an evaluation of matters that are pending or asserted, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the United Kingdom’s Office of Fair Trading (OFT) was conducting an investigation of an Oakley subsidiary for conduct under the United Kingdom Competition Act of 1998. In March 2007, the OFT notified us that it had closed its investigation.
Item 1A. Risk Factors
Information on risk factors is set forth in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. During the period covered by this report, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no unregistered sales of equity securities during the quarter ended March 31, 2007.
Issuer Purchases of Equity Securities
We purchased no shares of our equity securities during the quarter ended March 31, 2007. As of March 31, 2007, the approximate dollar value of shares that may yet be repurchased under the share repurchase program we announced on March 15, 2005 was $3.3 million.
On September 25, 2006, we announced a new share repurchase program under which we may repurchase up to an additional $20.0 million of our common stock in the open market from time to time as market conditions warrant. As of March 31, 2007, no shares had been repurchased under this program.

Item 6. Exhibits
3.1	Articles of Incorporation of the Company, previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080), is incorporated herein by reference.

3.2	Amendment No. 1 to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996, previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company), previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998, is incorporated herein by reference.

10.1	Form of Performance Units Award Agreement for officers under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

10.2	Form of Performance Units Award Agreement for D. Scott Olivet under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

10.3	Form of Long-Term Incentive Plan Cash Award Letter for officers

10.4	Form of Long-Term Incentive Plan Cash Award Letter for D. Scott Olivet

10.5	Oakley, Inc. Deferred Compensation Plan

10.6	Oakley, Inc. 2005 Deferred Compensation Plan

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Oakley, Inc.

May 9, 2007	/s/ D. Scott Olivet D. Scott Olivet
Chief Executive Officer

May 9, 2007	/s/ Richard Shields Richard Shields
Chief Financial Officer

EXHIBIT INDEX
3.1	Articles of Incorporation of the Company, previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080), is incorporated herein by reference.

3.2	Amendment No. 1 to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996, previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company), previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998, is incorporated herein by reference.

10.1	Form of Performance Units Award Agreement for officers under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

10.2	Form of Performance Units Award Agreement for D. Scott Olivet under the Oakley, Inc. 1995 Stock Incentive Plan, as amended.

10.3	Form of Long-Term Incentive Plan Cash Award Letter for officers

10.4	Form of Long-Term Incentive Plan Cash Award Letter for D. Scott Olivet

10.5	Oakley, Inc. Deferred Compensation Plan

10.6	Oakley, Inc. 2005 Deferred Compensation Plan

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002