Form 10-Q
period 2007-06-30
OAKLEY INC
filed 2007-08-08
CIK 946356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐  Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☑
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2007 was 69,604,835.

Oakley, Inc.
Index
 i

Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” created by those sections. All statements in this report, other than those that are purely historical, are forward-looking statements. Forward-looking statements typically are identified by the use of terms such as “expect,” “believe,” “plan,” “intend,” “seek,” “anticipate,” “outlook,” “estimate,” “assume,” “project,” “target,” “could,” “will,” “should,” “may” and “continue,” as well as variations of such words and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	competition and the factors we believe provide a competitive advantage;

•	the importance of our ability to develop new and/or innovative products;

•	our proposed merger with Luxottica Group S.p.A;

•	the effects of business acquisitions;

•	product line extensions and new product lines;

•	the effect of seasonality on our business;

•	anticipated increases in interest expense and amortization of intangible assets;

•	our expected effective income tax rate and the effect of interest expense and other items on our provision for income taxes;

•	the resolution of uncertain tax positions, including coverage under applicable insurance policies, and the effect of changes in related income tax liabilities on our results of operations and financial position;

•	our beliefs concerning the outcome of litigation and the resolution of claims, complaints and other legal matters;

•	our hedging strategy and the anticipated effectiveness thereof;

•	the anticipated amounts of stock-based compensation expense;

•	our expectations regarding future performance by the counterparties to foreign exchange contracts we have entered into;

•	the amount and timing of future payments under contractual obligations;

•	the sufficiency of our existing sources of liquidity and anticipated cash flows from operations to fund our operations, capital expenditures and other working capital requirements for the next twelve months; and

•	the circumstances under which we may seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities.
Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	the highly competitive markets for our products and our ability to develop innovative new products and introduce them in a timely manner;

•	risks associated with our proposed merger with Luxottica, including the satisfaction of conditions necessary to complete the merger, the outcome of outstanding or future litigation and the effects of the merger on our business, results of operations and stock price;

•	consumer acceptance of our new products and our ability to respond to changing consumer preferences;

•	order and demand uncertainty, which may result in cancellations of advance orders, or a reduction in the rate of reorders placed by retailers, or result in a buildup of inventory;

•	our ability to attract and retain qualified personnel;

•	intellectual property infringement claims by others and our ability to protect our intellectual property;

•	our dependence on key suppliers for materials we use in our products, including lens blanks;

•	our ability to successfully integrate acquired businesses into our operations;

•	our dependence on athletes and personalities for the endorsement of our products; and

•	risks associated with our international operations, including foreign currency exchange rate fluctuations and the impact of quotas, tariffs, or other restrictions on the importation or exportation of our products.
The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.
Oakley®, Dragon®, Eye Safety Systems®, Mosley Tribes®, Oakley® Store, Oakley Vault®, Oliver Peoples®, Sunglass Icon™ and The Optical Shop of Aspen™ are trademarks of Oakley, Inc. and its subsidiaries. Fox®, Paul Smith® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$46,184	$31,313
Accounts receivable, less allowances of $17,865 (2007) and $15,262 (2006)	129,798	109,168
Inventories	196,060	155,377
Other receivables	4,917	6,375
Deferred income taxes	19,902	17,933
Income taxes receivable	5,719	—
Prepaid expenses and other current assets	15,945	13,947

Total current assets	418,525	334,113

Property and equipment, net	196,374	177,400
Deposits	3,379	2,799
Goodwill	126,263	64,652
Intangible assets	117,812	52,302
Other assets	2,346	2,568

Total assets	$864,699	$633,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$191,640	$38,116
Accounts payable	60,996	45,955
Accrued expenses and other current liabilities	64,255	57,244
Accrued warranty	3,109	3,153
Income taxes payable	—	1,167
Current portion of long-term debt	8,007	8,732

Total current liabilities	328,007	154,367

Deferred income taxes	18,150	17,457
Other long-term liabilities	24,434	3,119

Total liabilities	370,591	174,943

Commitments and contingencies (Note 7)

Shareholders’ Equity
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000 shares authorized; 69,500 (2007) and 68,972 (2006) issued and outstanding	695	690
Additional paid-in capital	51,739	41,711
Retained earnings	423,977	405,120
Accumulated other comprehensive income	17,697	11,370

Total shareholders’ equity	494,108	458,891

Total liabilities and shareholders’ equity	$864,699	$633,834

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$263,162	$203,584	$462,326	$355,282
Cost of goods sold	111,503	88,931	202,611	160,044

Gross profit	151,659	114,653	259,715	195,238

Operating expenses:
Research and development	6,634	5,928	12,651	11,017
Selling	69,540	53,377	126,461	99,743
Shipping and warehousing	5,584	5,362	10,837	9,911
General and administrative	32,535	21,933	62,667	43,678

Total operating expenses	114,293	86,600	212,616	164,349

Operating income	37,366	28,053	47,099	30,889

Interest expense	3,443	920	5,950	1,368
Interest income	(428)	(361)	(790)	(907)

Income before provision for income taxes	34,351	27,494	41,939	30,428
Provision for income taxes	12,899	9,623	14,744	10,650

Net income	$21,452	$17,871	$27,195	$19,778

Basic net income per common share	$0.31	$0.26	$0.40	$0.29

Basic weighted-average common shares	68,805	68,506	68,674	68,515

Diluted net income per common share	$0.31	$0.26	$0.39	$0.29

Diluted weighted-average common shares	69,890	69,163	69,708	69,115

Dividends declared per common share	$—	$—	$—	$—

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$21,452	$17,871	$27,195	$19,778

Other comprehensive income:
Net unrealized gains (losses) on derivative instruments, net of tax	75	(294)	41	(354)
Foreign currency translation adjustments	4,616	1,602	6,286	4,065

Other comprehensive income	4,691	1,308	6,327	3,711

Comprehensive income	$26,143	$19,179	$33,522	$23,489

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$27,195	$19,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,205	15,680
Amortization	5,368	2,320
Changes in fair value of derivative instruments	143	3,407
Provision for bad debts	1,139	562
Stock-based compensation expense	3,206	2,157
Excess tax benefits related to stock-based compensation	(1,670)	(590)
Loss on disposition of equipment	582	249
Deferred income taxes, net	2,033	(4,666)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(14,484)	4,607
Inventories	(35,740)	(16,697)
Other receivables	2,250	(653)
Prepaid expenses and other current assets	(1,709)	4,614
Deposits and other assets	(1,373)	74
Accounts payable	12,959	8,875
Accrued expenses and other current liabilities	3,766	9,370
Income taxes payable/receivable	(65)	2,090

Net cash provided by operating activities	21,805	51,177

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(131,667)	(78,535)
Purchases of property and equipment	(35,090)	(19,696)
Proceeds from sales of property and equipment	242	65
Other assets	(290)	(341)

Net cash used in investing activities	(166,805)	(98,507)

Cash Flows from Financing Activities
Proceeds from bank borrowings	223,384	64,000
Repayment of bank borrowings	(70,634)	(54,305)
Exercise of stock options	5,221	1,959
Excess tax benefits related to stock-based compensation	1,670	590
Repurchase of common shares	—	(10,740)
Payment of cash dividends	—	(18)

Net cash provided by financing activities	159,641	1,486

Effect of exchange rate changes on cash	230	1,702

Net increase (decrease) in cash and cash equivalents	14,871	(44,142)
Cash and cash equivalents, beginning of period	31,313	82,157

Cash and cash equivalents, end of period	$46,184	$38,015

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
Recent Accounting Pronouncements
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on the recognition and measurement in financial statements of uncertain tax positions taken in tax returns previously filed or expected to be taken in tax returns. FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not that, based on the technical merits, the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Through December 31, 2006, the Company evaluated contingent gains and losses associated with uncertain tax positions in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” and SFAS No. 5, “Accounting for Contingencies.” See Note 6.
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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$21,452	$17,871	$27,195	$19,778

Weighted-average shares outstanding:
Basic	68,805	68,506	68,674	68,515
Effect of dilutive securities	1,085	657	1,034	600

Diluted	69,890	69,163	69,708	69,115

Net income per share:
Basic	$0.31	$0.26	$0.40	$0.29
Effect of dilutive securities	—	—	0.01	—

Diluted	$0.31	$0.26	$0.39	$0.29

For the three months ended June 30, 2007 and 2006, options to purchase an aggregate of 0.5 million and 0.9 million shares of common stock, respectively, were excluded from computation of diluted earnings per share because their effect would be antidilutive. For the six months ended June 30, 2007 and 2006, options to purchase an aggregate of 0.5 million and 1.2 million shares of common stock, respectively, were excluded from computation of diluted earnings per share because their effect would be antidilutive.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental Cash Flow Information
Interest paid for the six months ended June 30, 2007 and 2006 was $9.0 million and $1.5 million, respectively. Income taxes paid, net of refunds received, for the six months ended June 30, 2007 and 2006 were $9.2 million and $7.6 million, respectively.
Reclassifications
Stock-based compensation expense and related excess tax benefits totaling $527,000 and $590,000, respectively, for the six months ended June 30 2006 have been reclassified to conform to the current period presentation.
Note 2 – Agreement and Plan of Merger
On June 20, 2007, Oakley entered into an Agreement and Plan of Merger (the Merger Agreement) with Luxottica Group S.p.A., an Italian corporation (Luxottica), and Norma Acquisition Corp., a Washington corporation and an indirect wholly owned subsidiary of Luxottica formed for the purpose of effecting the transactions contemplated by the Merger Agreement (Merger Sub), by which Luxottica has agreed to acquire Oakley (the Merger). The Merger Agreement has been approved by the Boards of Directors of Oakley, Luxottica and Merger Sub.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Oakley will be converted into the right to receive $29.30 per share in cash without interest (the Merger Price), and each outstanding option, whether or not vested, will be converted into the right to receive the Merger Price less the applicable option exercise price of such option for each share of common stock underlying such option. Shares of restricted stock shall vest at the effective time of the Merger and will also be converted into the right to receive the Merger Price.
Completion of the Merger is subject to customary closing conditions, including, among others, (i) approval by holders of two-thirds of Oakley’s outstanding common stock; (ii) the receipt of antitrust approvals, or the expiration or termination of the applicable waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, and under the antitrust or similar laws of the United Kingdom, Germany, Australia and South Africa; (iii) the absence of any order or injunction prohibiting the consummation of the Merger and (iv) the receipt of all requisite consents from governmental entities.
The Merger Agreement contains certain termination rights for both Oakley and Luxottica. The Merger Agreement provides that, under certain circumstances, Oakley must pay Luxottica a termination fee of $69.0 million (generally in the event the Board of Directors of Oakley changes its recommendation that Oakley shareholders approve the principal terms of the Merger Agreement and the Merger or elects to pursue a superior acquisition proposal from a third party). The Merger Agreement also obligates Merger Sub to pay Oakley a termination fee of $80.0 million under separate sets of circumstances where there has been a failure to obtain certain antitrust regulatory clearances.
Concurrently with the execution of the Merger Agreement, Luxottica and Merger Sub entered into a voting agreement (the Voting Agreement) with Jim Jannard, Chairman of the Board of Directors and majority shareholder of Oakley, pursuant to which Mr. Jannard has agreed to vote his shares of Oakley common stock in favor of the Merger and the approval and adoption of the Merger Agreement. The Voting Agreement terminates in certain circumstances, including upon termination of the Merger Agreement or if the Board of Directors of Oakley changes its recommendation that its shareholders approve the principal terms of the Merger Agreement and the Merger.
Concurrently with the execution of the Merger Agreement, Luxottica, Merger Sub and the Company entered into a Non-Competition Agreement (the Non-Competition Agreement) with Jim Jannard, pursuant to which Mr. Jannard has agreed not to participate, directly or indirectly, in specified activities considered to be in competition with Oakley or any of its subsidiaries for a period of five years, subject to certain exceptions.
Note 3 – Stock-Based Compensation
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

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Total stock-based compensation expense was recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$200	$107	$326	$204
Research and development	255	128	427	245
Selling	283	161	475	304
Shipping and warehousing	4	3	6	5
General and administrative	1,076	693	1,972	1,399

	$1,818	$1,092	$3,206	$2,157

No adjustment has been made to stock-based compensation expense for the three months or six months ended June 30, 2007 for any modifications to stock-based compensation awards that may occur upon the completion of the proposed merger with Luxottica.
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

	Six months ended June 30,
	2007	2006
Weighted-average fair value of options granted	$7.56	$5.74
Weighted-average assumptions:
Expected volatility	31.6%	34.6%
Expected term	6.3 years	6.5 years
Risk-free interest rate	4.6%	5.0%
Dividend yield	1.0%	1.0%
1995 Stock Incentive Plan
The Company’s 1995 Stock Incentive Plan, as amended (the Plan) provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. The Compensation and Stock Option Committee of the Board of Directors administers the Plan and has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. At June 30, 2007, approximately 2.6 million shares were available for issuance under the Plan. The Company issues new shares upon the exercise of stock options or the granting of restricted stock.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Option Awards
Stock options are granted at an exercise price equal to the closing market price of the Company’s common stock on the date of grant. These options vest over periods ranging from one to five years and expire ten years after the grant date. Stock option activity for the six months ended June 30, 2007 is as follows (shares in thousands):

		Weighted-	Weighted- average
	Number	average	remaining contractual
	of shares	exercise price	term (years)
Outstanding at January 1, 2007	3,733	$14.37
Granted	530	20.95
Exercised	(413)	12.72
Forfeited/expired	(52)	14.77

Outstanding at June 30, 2007	3,798	15.47	6.7

Vested at June 30, 2007 or expected to vest in the future	3,607	15.35	6.6

Exercisable at June 30, 2007	1,965	13.81	4.8

Unrecognized compensation expense related to stock options, totaling $9.0 million as of June 30, 2007, is expected to be recognized over a weighted-average period of 3.6 years. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2007 was $49.1 million and $28.7 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $4.8 million and $1.1 million, respectively. Cash proceeds from the exercise of stock options during the six months ended June 30, 2007 and 2006 totaled $5.2 million and $2.0 million, respectively. The actual tax benefit realized for stock-based compensation arrangements during the six months ended June 30, 2007 and 2006 was $2.3 million and $1.0 million, respectively.
Restricted Stock Awards
The Company also grants restricted stock awards under the Plan. Restricted stock awards are subject to time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Holders of restricted stock awards are entitled to vote their respective shares throughout the restriction period and, upon vesting, are entitled to payment of any cash dividends from the grant date. Restricted stock activity for the six months ended June 30, 2007 is as follows (shares in thousands):

		Weighted-
		average
	Number	grant date
	of shares	fair value
Nonvested shares at January 1, 2007	463	$15.76
Granted	124	23.78
Vested	(44)	16.09
Forfeited	(6)	18.15

Nonvested shares at June 30, 2007	537	17.56

Unrecognized compensation expense related to restricted stock awards, totaling $6.5 million at June 30, 2007, is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $0.7 million and $1.6 million, respectively.
Performance Unit Awards
During the six months ended June 30, 2007, the Company awarded an aggregate of 130,697 performance units to certain executive officers and management. The performance units were issued under the Plan and constitute shares of deferred stock as defined therein. Each performance unit represents the right to receive up to 2.7 shares of the Company’s common stock. The actual number of shares to which each holder of a performance unit will ultimately be entitled, if any, is dependent upon the attainment of certain specified levels of earnings per share and return on invested capital through fiscal 2008. The performance unit awards are subject to forfeiture if employment terminates prior to the end of the service period, or if the prescribed performance criteria are not met. Performance unit awards are valued at the grant date based upon the closing market price of the Company’s common stock and the fair value of each award is charged to expense over the service period. No performance units vested during the six months ended June 30, 2007. An aggregate of 128,035 performance units are outstanding at June 30, 2007. Unrecognized compensation expense related to performance unit awards, totaling $3.6 million at June 30, 2007, is expected to be recognized over a weighted-average period of 2.4 years.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4 – Acquisitions
Eye Safety Systems, Inc.
On January 12, 2007, the Company acquired substantially all of the assets of Eye Safety Systems, Inc. (ESS). ESS designs, develops and markets advanced eye protection systems for military, firefighting and law enforcement professionals and is a leading supplier of protective eyewear to the U.S. military and firefighting markets. The purchase price of approximately $114.4 million consisted of cash consideration of $110.7 million and $3.7 million in transaction costs. Of the cash consideration, $10.0 million was placed in escrow for the satisfaction of contingent indemnification obligations. The Company funded the acquisition of ESS with borrowings under the $246.5 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The Company expects the acquisition of ESS will expand its product offerings in protective eyewear and provide increased distribution opportunities in the military, firefighting and law enforcement markets.
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

Accounts receivable	$3,244
Inventory	922
Other current assets	160
Property and equipment	792
Identified intangible assets	63,665
Goodwill	46,833

Total assets acquired	115,616

Current liabilities	1,241

Net assets acquired	$114,375

An independent appraisal was utilized to identify and estimate the fair values of the intangible assets acquired. The intangible assets acquired included customer relationships, technology, tradenames and an agreement not to compete. The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five years to 20 years.
The Bright Eyes Group
On April 2, 2007, the Company acquired all of the capital stock of the Bright Eyes Group (Bright Eyes). Bright Eyes’ operations include wholesale, retail and franchise eyewear businesses in Australia. As of June 30, 2007, Bright Eyes operates 34 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. The purchase price of approximately $15.4 million consisted of cash consideration of $15.1 million and $0.3 million in transaction costs. The Company funded the acquisition of Bright Eyes with borrowings under the Credit Agreement. The Company expects this acquisition will expand its retail and wholesale distribution capabilities in the South Pacific region.
The assets and liabilities of Bright Eyes were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The results of operations of Bright Eyes have been included in the Company’s condensed consolidated statement of operations beginning on the effective date of the acquisition.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the date of acquisition (in thousands):

Cash	$953
Accounts receivable	888
Inventory	2,137
Other current assets	750
Property and equipment	1,283
Identified intangible assets	6,496
Goodwill	8,181

Total assets acquired	20,688

Current liabilities	2,858
Long-term liabilities	435
Deferred income tax liability	1,949

Net assets acquired	$15,446

This preliminary purchase price allocation is subject to revision upon the completion of the Company’s estimates of the fair values of assets acquired and liabilities assumed, including an independent appraisal to identify and estimate the fair values of the intangible assets acquired. The intangible assets acquired included franchises, customer relationships and tradenames. The acquired tradenames were determined to have an indefinite life and are not being amortized, but will be subject to periodic impairment testing. All other acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of seven years.
Supplemental Pro Forma Information
The financial information below summarizes the combined results of operations of the Company, ESS and Bright Eyes, on a pro forma basis, as though the acquisitions of ESS and Bright Eyes had been completed as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at such dates (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Pro forma net sales	$263,162	$217,401	$466,964	$380,838
Pro forma net income	21,452	19,509	27,437	23,508
Pro forma basic net income per share	$0.31	$0.28	$0.40	$0.34
Pro forma diluted net income per share	$0.31	$0.28	$0.40	$0.34
The pro forma results of operations include the results of the Company combined with the separate, pre-acquisition results of operations of ESS and Bright Eyes. The pro forma results also include amortization of acquired intangible assets for the periods prior to the dates of acquisition.
Note 5 – Supplemental Financial Statement Data
Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$39,946	$24,223
Finished goods	156,114	131,154

	$196,060	$155,377

Property and equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Land	$8,953	$8,953
Buildings and improvements	75,595	72,251
Leasehold improvements	76,291	64,183
Equipment and furniture	251,248	232,484
Tooling	40,181	36,320

	452,268	414,191
Accumulated depreciation and amortization	(255,894)	(236,791)

	$196,374	$177,400

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, and more frequently if an event occurs which indicates that the value of goodwill or indefinite-lived intangible assets may be impaired. The Company evaluates definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As of June 30, 2007, no events have occurred which indicate that goodwill or intangible assets may be impaired. Intangible assets consist of the following (in thousands):

	June 30, 2007		December 31, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Definite-lived intangible assets:
Covenants not to compete	$10,426	$(5,942)	$7,102	$(4,943)
Distribution rights	3,567	(2,677)	3,567	(2,532)
Patents	4,361	(3,151)	4,359	(2,849)
Customer relationships	60,729	(2,672)	16,020	(728)
Sub-licenses	1,300	(184)	1,300	(119)
Trade name	8,935	(737)	1,235	(240)
Technology	9,600	(645)	—	—
Other	12,235	(2,675)	9,234	(1,904)

	$111,153	$(18,683)	$42,817	$(13,315)

Indefinite-lived intangible assets:
Trade names	$25,342		$22,800

Intangible assets, other than goodwill and indefinite-lived intangible assets, are amortized over estimated useful lives principally ranging from five years to 20 years, with no residual values. The weighted-average useful life of intangible assets is approximately 8.9 years. Amortization expense for the six months ended June 30, 2007 and 2006 was approximately $5.4 million and $2.3 million, respectively. Estimated annual amortization expense by fiscal year, based on the Company’s intangible assets at June 30, 2007, is as follows (in thousands):

Estimated
amortization
expense
Fiscal 2007	$10,552
Fiscal 2008	9,585
Fiscal 2009	9,206
Fiscal 2010	8,853
Fiscal 2011	8,318
Thereafter	51,324
Goodwill
Changes in goodwill are as follows (in thousands):

	Wholesale	U. S. Retail
	Segment	Segment	Total
Balance, December 31, 2006	$37,344	$27,308	$64,652
Goodwill additions	58,720	1,276	59,996
Foreign currency translation adjustments	1,615	—	1,615

Balance, June 30, 2007	$97,679	$28,584	$126,263

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accrued employee compensation and benefits	$23,415	$24,197
Derivative financial instruments	734	674
Other liabilities	40,106	32,373

	$64,255	$57,244

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued Warranty
Warranty liability activity was as follows (in thousands):

	Six months ended June 30,
	2007	2006
Warranty liability, beginning of period	$3,153	$3,068
Provision for warranty expense	1,395	1,907
Warranty claims and costs	(1,431)	(1,845)
Changes due to foreign currency translation	(8)	13

Warranty liability, end of period	$3,109	$3,143

Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Unrealized gains (losses) on derivative financial instruments	$(769)	$(810)
Foreign currency translation adjustments	18,466	12,180

	$17,697	$11,370

Note 6 – Income Taxes
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

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In March 2007, the Company was notified of the resolution of a state income tax matter which resulted in the recognition of approximately $1.1 million of previously unrecognized income tax benefits, which reduced the provision for income taxes for the six months ended June 30, 2007. As of June 30, 2007, unrecognized income tax benefits totaled approximately $16.8 million.
Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled $0.7 million for the six months ended June 30, 2007; no such amounts were recorded in the six months ended June 30, 2006. Accrued interest and penalties were $4.1 million and $4.7 million as of January 1, 2007 and June 30, 2007, respectively.
Note 7 – Commitments and Contingencies
Indemnities, Commitments and Guarantees
In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington, and routine guarantees between the Company and its subsidiaries. At June 30, 2007, the Company has outstanding letters of credit totaling $7.5 million for product purchases and as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2007, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.
Litigation
In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, alleging willful violations of The Fair Credit Reporting Act related to the inclusion of credit card expiration dates on sales receipts. This complaint has not been granted class action status. The Company believes the allegations are without merit and intends to vigorously defend itself against this matter.
On February 9, 2007, Oliver Peoples and six other unrelated parties were named as defendants in a lawsuit filed in the Superior Court of California alleging the wrongful death of an employee. The lawsuit was served on the Company on April 30, 2007 and claims as much as $14 million as damages. The Company believes the allegations are without merit and intends to vigorously defend itself against this matter.
On June 26, 2007, Pipefitters Local No. 636 Defined Benefit Plan filed a purported class action complaint, Case No. 07CC01306, in the Superior Court of California, County of Orange, on behalf of itself and all other shareholders of Oakley except those named as defendants and any person, firm, trust, corporation or other entity related to or affiliated with any defendant, against Oakley and each of its directors. The complaint alleges, among other things, that defendants violated their fiduciary duties of loyalty, good faith, candor and independence by entering into a transaction with Parent without engaging in a fair and reasonable sale process, insofar as they engaged in self-dealing and obtained for themselves personal benefits, including personal financial benefits not shared equally by Oakley’s other stockholders and failed to make proper, timely disclosures to Oakley’s shareholders concerning the merger. The complaint seeks, among other things, to (1) enjoin the defendants from consummating the proposed merger, unless and until the Company adopts and implements a fair sales process; (2) declare that the merger agreement was entered into in breach of defendant’s fiduciary duties and is therefore unlawful and unenforceable; (3) rescind, to the extent already implemented, the proposed merger; and (4) award plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. This complaint has not been granted class action status. The Company believes that the allegations are without merit and intends to vigorously defend this action.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company is also a party to various claims, complaints and other legal actions that arise from time to time in the normal course of business. The outcome of such matters cannot be predicted with certainty and some claims, complaints or other legal actions may be disposed of unfavorably to the Company. Based on its evaluation of the relevant facts and circumstances of matters that are pending or asserted, management believes the disposition of these matters, individually and in the aggregate, will not have a material adverse effect on its financial condition or results of operations.
Note 8 – Derivative Financial Instruments
The Company is exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions and transactions of its international subsidiaries. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries use derivative financial instruments in the form of foreign currency forward contracts and foreign currency option contracts.
The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All derivative instruments, whether designated as cash flow hedges or not, are recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.
Cash Flow Hedges
The Company’s foreign exchange contracts are principally designated as cash flow hedges. For all derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income. The gains or losses that arise under these derivatives are recognized in earnings in the period in which the hedged item is also recognized in earnings. Any gains or losses from the ineffective portion of the derivative are reported in earnings immediately. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $0.9 million of losses over the next twelve months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of an identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the six months ended June 30, 2007, the Company recognized losses of $0.8 million resulting from the expiration, sale, termination or exercise of derivatives designated as cash flow hedges; no such gains or losses were recognized during the six months ended June 30, 2006. The following is a summary of the foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) designated as cash flow hedges outstanding at June 30, 2007 (in thousands):

		Weighted-average
	U.S. Dollar	rate per		Fair Value
Currency	Equivalent	US $1.00	Maturity Dates	Gain (Loss)
Australian dollar	$1,752	1.2842	July 2007 – Sept. 2007	$(152)
British pound	17,957	0.5207	July 2007 – June 2008	(741)
Canadian dollar	8,158	1.1302	July 2007 – Dec. 2007	(505)
Euro	14,321	0.7693	July 2007 – Dec. 2007	(629)
Japanese yen	20,001	111.4981	July 2007 – Mar. 2009	1,293

	$62,189			$(734)

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other Derivatives
Derivatives not qualifying as hedges are recorded at fair value, and changes in the fair value of such derivatives are included in cost of goods sold in the consolidated statements of operations each period. For the six months ended June 30, 2006, losses resulting from changes in the fair value of such derivatives of $3.4 million are included in cost of goods sold; no such gains or losses were recognized during the six months ended June 30, 2007. As of June 30, 2007, the Company held no foreign exchange contracts not designated as hedges.
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
Note 9 – Related Party Information
During the six months ended June 30, 2007 and 2006, the Company paid approximately $93,000 and $13,000, respectively, to N2T, Inc., an Oregon corporation owned by Jim Jannard, Chairman of the Board of Oakley, for the rental and maintenance of an aircraft. During the six months ended June 30, 2007 and 2006, the Company incurred approximately $252,000 and $402,000, respectively, in costs and expenses associated with the aircraft, net of amounts reimbursed by Mr. Jannard and his affiliates of approximately $972,000 and $628,000, respectively, for operating costs related to use of the aircraft unrelated to the Company’s business.
Certain of the Company’s employees perform services for Red.com, Inc. (Red), a company owned by Mr. Jannard. Red reimburses the Company for such services at an hourly rate that the Company believes approximates fair market value. The Company also incurs other costs on Red’s behalf, for which Red reimburses the Company at cost. The aggregate amount billed to Red by the Company for costs incurred and services rendered during the six months ended June 30, 2007 was approximately $440,000; no amounts were billed to Red for the six months ended June 30, 2006. The Company periodically incurs other costs on Mr. Jannard’s behalf for various matters unrelated to the Company’s business. Mr. Jannard and Red maintain deposits with the Company to prepay any such items that are replenished on a periodic basis as needed. As of June 30, 2007 and December 31, 2006, the Company’s net liability to Mr. Jannard and Red for such deposits was approximately $235,000 and $177,000, respectively.
Note 10 – Segment Information
The Company’s operations consist of two reportable segments: wholesale and U.S. retail. The wholesale segment consists of the design, manufacture and distribution of the Company’s products to wholesale customers in the United States and abroad and retail operations outside the United States. The U.S. retail segment consists of the Company-owned specialty retail stores, Internet sales and telesales operations within the United States. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance and allocates resources to segments based on net sales and operating income, which represents income before interest and income taxes. Segment net sales and operating income of the Company’s wholesale segment include Oakley product sales to its subsidiaries at transfer price and other intercompany corporate charges. Such transfer prices do not necessarily reflect arms-length pricing between the segments. The U.S. retail segment operating income excludes any allocations for corporate operating expenses as these expenses are included in the wholesale segment.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Financial information for the Company’s reportable segments is as follows (in thousands):

	Wholesale	U.S. Retail	Consolidated
Three months ended June 30, 2007:
Net sales to external customers	$201,001	$62,161	$263,162
Intersegment sales	11,089	—	11,089
Operating income	22,830	14,536	37,366
Acquisitions of property and equipment	14,066	4,631	18,697
Depreciation and amortization	9,605	2,706	12,311

Three months ended June 30, 2006:
Net sales to external customers	$158,161	$45,423	$203,584
Intersegment sales	8,562	—	8,562
Operating income	18,904	9,149	28,053
Acquisitions of property and equipment	5,023	4,053	9,076
Depreciation and amortization	7,331	1,776	9,107

Six months ended June 30, 2007:
Net sales to external customers	$354,494	$107,832	$462,326
Intersegment sales	20,543	—	20,543
Operating income	27,808	19,291	47,099
Acquisitions of property and equipment	22,911	12,179	35,090
Depreciation and amortization	18,088	5,485	23,573

Six months ended June 30, 2006:
Net sales to external customers	$280,522	$74,760	$355,282
Intersegment sales	15,277	—	15,277
Operating income	16,569	14,320	30,889
Acquisitions of property and equipment	11,635	8,061	19,696
Depreciation and amortization	14,939	3,061	18,000

Identifiable assets as of June 30, 2007	$721,859	$142,840	$864,699
Identifiable assets as of December 31, 2006	508,886	124,948	633,834

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
Our U.S. retail operations principally consist of Oakley, Sunglass Icon™ and The Optical Shop of Aspen™ (OSA) retail stores, as well as Internet and telesales operations. During the six months ended June 30, 2007, we opened twelve new stores. In the United States, we operate 71 Oakley® Store retail locations, including 24 Oakley Vault® outlet stores, offering a full range of Oakley-branded products and 125 Sunglass Icon multi-branded sunglass specialty retail stores. OSA operates 21 luxury optical retail stores. Outside the United States, we operate an additional 21 Oakley® Store retail locations. In Australia, the Bright Eyes Group, which we acquired in April 2007, operates 34 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. The following table summarizes the number of retail stores we operated as of the end of each period (excluding stores operated by others under license):

	June 30,	Dec. 31,	June 30,
	2007	2006	2006
United States:
Oakley Stores	71	65	49
Sunglass Icon	125	121	113
Oliver Peoples	3	2	2
The Optical Shop of Aspen	21	20	14

	220	208	178

International:
Oakley Stores	21	15	9
Bright Eyes	34	—	—

	55	15	9

	275	223	187

Recent Developments
Agreement and Plan of Merger
On June 20, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Luxottica Group S.p.A., an Italian corporation (Luxottica), and Norma Acquisition Corp., a Washington corporation and an indirect wholly owned subsidiary of Luxottica formed for the purpose of effecting the transactions contemplated by the Merger Agreement (Merger Sub), by which Luxottica has agreed to acquire Oakley (the Merger). The Merger Agreement has been approved by the Boards of Directors of Oakley, Luxottica and Merger Sub.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock will be converted into the right to receive $29.30 per share in cash without interest (the Merger Price), and each outstanding option, whether or not vested, will be converted into the right to receive the Merger Price less the applicable option exercise price of such option for each share of common stock underlying such option. Shares of restricted stock shall vest at the effective time of the Merger and will also be converted into the right to receive the Merger Price.
Completion of the Merger is subject to customary closing conditions, including, among others, (i) approval by holders of two-thirds of our outstanding common stock; (ii) the receipt of antitrust approvals, or the expiration or termination of the applicable waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, and under the antitrust or similar laws of the United Kingdom, Germany, Australia and South Africa; (iii) the absence of any order or injunction prohibiting the consummation of the Merger and (iv) the receipt of all requisite consents from governmental entities.
The Merger Agreement contains certain termination rights for both us and Luxottica. The Merger Agreement provides that, under certain circumstances, we must pay Luxottica a termination fee of $69.0 million (generally in the event the our Board of Directors changes its recommendation that our shareholders approve the principal terms of the Merger Agreement and the Merger or elects to pursue a superior acquisition proposal from a third party). The Merger Agreement also obligates Luxottica to pay us a termination fee of $80.0 million under separate sets of circumstances where there has been a failure to obtain certain antitrust regulatory clearances.
Concurrently with the execution of the Merger Agreement, Luxottica and Merger Sub entered into a voting agreement (the Voting Agreement) with Jim Jannard, Chairman of the Board of Directors and majority shareholder of Oakley, pursuant to which Mr. Jannard has agreed to vote his shares of Oakley common stock in favor of the Merger and the approval and adoption of the Merger Agreement. The Voting Agreement terminates in certain circumstances, including upon termination of the Merger Agreement or if our Board of Directors changes its recommendation that our shareholders approve the principal terms of the Merger Agreement and the Merger.
Concurrently with the execution of the Merger Agreement, we, Luxottica and Merger Sub entered into a Non-Competition Agreement (the Non-Competition Agreement) with Jim Jannard, pursuant to which Mr. Jannard has agreed not to participate, directly or indirectly, in specified activities considered to be in competition with us or any of our subsidiaries for a period of five years, subject to certain exceptions.
We intend to file a proxy statement and other relevant materials with the SEC, including a detailed description of the terms of the Merger Agreement and other important information about the proposed transaction.
Acquisitions
In February 2006, we acquired Oliver Peoples. Oliver Peoples designs, produces and sells luxury eyewear, primarily to wholesale accounts. Through this transaction, we acquired Oliver Peoples’ three eyewear brands: Oliver Peoples, Mosley Tribes, and the licensed Paul Smith Spectacles eyewear brand. In April 2006, we acquired OSA Holding, Inc. and its wholly owned subsidiary, The Optical Shop of Aspen (OSA). OSA operates 21 luxury optical retail stores as of June 30, 2007. Also during 2006, we acquired four independent optical retail stores in the United States and substantially all of the operations of our exclusive distributor in Switzerland. We expect these acquisitions to strengthen our capabilities in premium and luxury eyewear, provide growth opportunities within the optics category and complement our multi-branding strategy.
On January 12, 2007, we acquired substantially all of the assets of Eye Safety Systems, Inc. (ESS). ESS designs, develops and markets advanced eye protection systems for military, firefighting and law enforcement professionals and is a leading supplier of protective eyewear to the U.S. military and firefighting markets. The purchase price of approximately $114.4 million consisted of cash consideration of $110.7 million and $3.7 million in transaction costs. Of the cash consideration, $10.0 million was placed in escrow for the satisfaction of contingent indemnification obligations. We funded the acquisition of ESS with borrowings under our $246.5 million multicurrency revolving credit facility (the Credit Agreement) with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. We expect the acquisition of ESS will expand our product offerings in protective eyewear and provide increased distribution opportunities in the military, firefighting and law enforcement markets.
On April 2, 2007, we acquired all of the capital stock of the Bright Eyes Group (Bright Eyes). Bright Eyes’ operations include wholesale, retail and franchise eyewear businesses in Australia. As of June 30, 2007, Bright Eyes operates 34 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. The purchase price of approximately $15.4 million consisted of cash consideration of $15.1 million and $0.3 million in transaction costs. We funded the acquisition of Bright Eyes with borrowings under the Credit Agreement. We expect this acquisition will expand our retail and wholesale distribution capabilities in the South Pacific region.
Footwear Restructuring
In June 2006, we approved a restructuring plan, under which we have restructured a significant portion of our footwear business. The restructuring included the discontinuance of a significant portion of our lifestyle footwear products. Under this restructuring plan, we have concentrated our footwear sales efforts principally on key accounts served by our internal sales force and narrowed our footwear reseller base. During the three months ended June 30, 2006, we recorded charges totaling $3.3 million under the footwear restructuring plan. The charges included approximately $1.8 million for estimated sales returns and markdown allowances, which are included in net sales. Additional charges of approximately $1.3 million for write-downs of inventories and footwear-specific tooling, displays and equipment are included in cost of goods sold. The remainder of the charges (approximately $0.1 million), principally for employee separation costs, is included in operating expenses. The footwear restructuring plan was substantially completed in 2006 and we do not expect to record any additional charges in connection therewith.
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
Results of Operations
Three months ended June 30, 2007 and 2006
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
Net sales increased to $263.2 million for the three months ended June 30, 2007 from $203.6 million for the three months ended June 30, 2006, an increase of $59.6 million, or 29.3%.
Net sales by product category
Optics category net sales were $207.5 million for the three months ended June 30, 2007 compared to $158.5 million for the three months ended June 30, 2006, an increase of $49.0 million or 30.9%. The increase in optics net sales reflects increased sales of sunglasses and prescription eyewear, as well as higher goggle sales principally resulting from our acquisition of ESS. ESS and Bright Eyes, each acquired in 2007, represented an aggregate of approximately $12.0 million of the $49.0 million increase in optics category net sales. The optics category generated 78.9% of our total net sales during the quarter ended June 30, 2007 compared to 77.8% for the comparable 2006 period.
Net sales in our AFA category were $36.5 million for the three months ended June 30, 2007 compared to $30.5 million for the three months ended June 30, 2006, an increase of $6.0 million or 19.6%. This increase reflects increased sales volumes in apparel, footwear and watches, particularly in the Americas and Asia-Pacific regions. The AFA category represented 13.9% of our total net sales during the quarter ended June 30, 2007 compared to 15.0% for the comparable 2006 period.
Other products category net sales were $19.1 million for the three months ended June 30, 2007 compared to $14.6 million for the three months ended June 30, 2006, an increase of $4.6 million or 31.3%. The increase principally reflects an increase in the number of sunglass and optical specialty retail stores we operate, higher comparable store sales (stores open at least twelve full months) and, to a lesser extent, the sales contribution of Bright Eyes. The other products category represented 7.3% of our total net sales during the quarter ended June 30, 2007 compared to 7.1% for the comparable 2006 period.
Net sales by geographic region
Our U.S. net sales were $158.3 million for the three months ended June 30, 2007, compared to $119.9 million for the three months ended June 30, 2006, an increase of $38.4 million, or 32.1%. U.S. net sales in our wholesale operations increased $21.7 million, or 29.2%, to $96.1 million for the three months ended June 30, 2007, compared to $74.4 million for the comparable 2006 period, principally due to increased sales volume in the optics category discussed above.
Net sales in our U.S. retail operations, which include our Internet and telesales operations, were $62.2 million for the three months ended June 30, 2007, compared to $45.4 million for the three months ended June 30, 2006, an increase of $16.7 million or 36.8%. The increase in retail sales reflects an increase in the number of Oakley, Sunglass Icon and OSA retail stores we operate, higher comparable store sales and increased sales volume in our Internet and telesales operations.
Our international net sales were $104.9 million for the three months ended June 30, 2007, compared to $83.7 million for the comparable 2006 period, an increase of $21.1 million, or 25.2%. A weaker U.S. dollar relative to foreign currencies increased reported international net sales growth by approximately $4.2 million, or 5.1%. The Americas (non-U.S.) and Asia Pacific regions reported significant sales growth in both the optics and AFA categories. In the EMEA (Europe, Middle East, and Africa) region, we experienced substantial growth in the optics category, with AFA sales comparable to prior year levels.
Gross profit
Gross profit increased to $151.7 million for the three months ended June 30, 2007 from $114.7 million for the three months ended June 30, 2006, an increase of $37.0 million, or 32.3%. Gross margin, or gross profit as a percentage of net sales, increased to 57.6% for the quarter ended June 30, 2007 from 56.3% in the comparable 2006 period. Gross profit for the three months ended June 30, 2006 was adversely affected by $2.2 million in unrealized losses from changes in the fair value of foreign currency derivatives and charges of $3.2 million in connection with the footwear restructuring discussed above. No such unrealized gains or losses or footwear restructuring charges are included in the 2007 period.
Non-GAAP gross margin excludes the footwear restructuring charges and the impact of changes in the fair value of foreign currency derivatives. Non-GAAP gross margin was 57.6% for the three months ended June 30, 2007 compared to 58.4% for the three months ended June 30, 2006. The decrease in non-GAAP gross margin primarily resulted from increased inventory write-downs and the addition of Bright Eyes and ESS, which generate relatively lower gross margins than our existing optics products. These factors were partially offset by improved sales mix in the optics category, which generates a relatively higher gross profit as a percentage of net sales, and the favorable impact of increased manufacturing volumes. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Non-GAAP Financial Measures,” included in this report.
Operating expenses
Operating expenses for the three months ended June 30, 2007 were $114.3 million compared to $86.6 million for the three months ended June 30, 2006, an increase of $27.7 million, or 32.0%. As a percentage of net sales, operating expenses increased to 43.4% of net sales for the three months ended June 30, 2007 compared to 42.5% of net sales for the comparable 2006 period. The overall increase in operating expenses principally reflects higher operating expenses of $7.1 million in our expanded retail operations (including Bright Eyes), $15.7 million in increased non-retail operating expenses, a $1.6 million increase in amortization of intangible assets related to the businesses we acquired in 2007 and 2006, $1.3 million of additional operating expenses resulting from our acquisition of ESS and $2.0 million in transaction costs related to our recently-announced merger with Luxottica.
Research and development expenses increased $0.7 million to $6.6 million for the three months ended June 30, 2007 compared to $5.9 million for the comparable 2006 period. As a percentage of net sales, research and development expenses decreased to 2.5% of net sales for the three months ended June 30, 2007 compared to 2.9% of net sales for the three months ended June 30, 2006. The overall increase in research and development expenses reflects increased compensation and related benefit costs of $0.4 million and $0.2 million of additional expenses resulting from our acquisition of ESS.
Selling expenses increased $16.2 million to $69.5 million for the three months ended June 30, 2007 from $53.4 million for the three months ended June 30, 2006. As a percentage of net sales, selling expenses were 26.4% of net sales for the three months ended June 30, 2007 compared to 26.2% of net sales for the three months ended June 30, 2006. Retail selling expenses for the quarter ended June 30, 2007 increased $5.0 million over the comparable 2006 period, principally reflecting the increase in the number of retail stores we operate and the acquisition of Bright Eyes. Advertising and marketing costs increased $4.8 million, including approximately $2.0 million due to the shift of planned marketing efforts from the first quarter to the second quarter of fiscal 2007. Additional increases in non-retail selling expenses include a $1.8 million increase in sales commissions due to higher sales volume and a $2.0 million increase in personnel costs and related benefits. The acquisition of ESS accounted for an additional $0.9 million increase in selling expenses.
Shipping and warehousing expenses increased $0.2 million to $5.6 million for the three months ended June 30, 2007 from $5.4 million for the three months ended June 30, 2006. The increase principally reflects the increased sales volume we experienced in 2007. As a percentage of net sales, shipping expenses were 2.1% of net sales for the three months ended June 30, 2007 compared to 2.6% of net sales for the three months ended June 30, 2006. The decrease in shipping and warehousing expenses as a percentage of net sales is due to the inclusion of ESS, which charges shipping costs to customers and includes the related expenses in cost of goods sold, an increase in our retail sales mix and an increase in our optics sales mix.
General and administrative expenses increased $10.6 million to $32.5 million for the three months ended June 30, 2007 from $21.9 million for the three months ended June 30, 2006. As a percentage of net sales, general and administrative expenses were 12.4% of net sales for the three months ended June 30, 2007 compared to 10.8% of net sales for the three months ended June 30, 2006. General and administrative expenses related to our retail operations increased $2.1 million, principally reflecting the increase in the number of retail stores we operate and the acquisition of Bright Eyes. General and administrative expenses for the quarter ended June 30, 2007 also include $2.0 million in transaction costs related to our recently-announced merger with Luxottica. Additional increases in non-retail general and administrative expenses included a $1.6 million increase in amortization of intangible assets related to the businesses we acquired in 2007 and 2006 and a $1.6 million increase in personnel and related benefit costs.
Operating income
Our operating income increased to $37.4 million, or 14.2% of net sales, for the three months ended June 30, 2007 from $28.1 million, or 13.8% of net sales for the three months ended June 30, 2006, an increase of $9.3 million or 33.2%. The increase in operating income as a percentage of net sales principally reflects the strong sales growth we experienced and the unfavorable impact on our gross margin for the fiscal 2006 period of the footwear restructuring charges and changes in the fair value of foreign currency derivatives, as discussed above.
Interest expense and interest income
Interest expense, net of interest income, was $3.0 million for the three months ended June 30, 2007 compared to net interest expense of $0.6 million for the three months ended June 30, 2006. Interest expense totaled $3.4 million for the three months ended June 30, 2007 compared to $0.9 million for the three months ended June 30, 2006, principally due to higher outstanding borrowings during the 2007 period. Interest income was $0.4 million for the three months ended June 30, 2007 and 2006.
Income taxes
The provision for income taxes was $12.9 million for the three months ended June 30, 2007, compared to $9.6 million for the three months ended June 30, 2006. Our effective tax rate for the three months ended June 30, 2007 was 37.6% compared to 35.0% for the three months ended June 30, 2006. During the three months ended June 30, 2007, we determined that our expected fiscal year 2007 tax rate will be approximately 36.7%. This increase in our expected tax rate reflects the unfavorable impact of non-deductible transaction costs related to our recently-announced merger agreement with Luxottica. The higher effective tax rate for the three months ended June 30, 2007 increases our year-to-date provision for income taxes to 36.7%. The provision for income taxes for the three months ended June 30, 2007 also reflects approximately $0.4 million of interest expense on income tax liabilities we have recorded under FIN 48.
We expect that our effective tax rate for 2007 will be approximately 36.7%. However, our actual provision for income taxes will fluctuate from time to time as a result of changes in the estimated income tax liabilities we have recorded under FIN 48, changes in the valuation of deferred income tax assets and liabilities and other factors. As of June 30, 2007, we have recorded income tax liabilities, including interest and penalties, totaling approximately

$21.6 million related to uncertain tax positions. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related income tax liabilities in the period in which such events occur. Such adjustments may have a material impact on our provision for income taxes and our results of operations. We also expect to recognize additional interest expense of approximately $1.4 million annually on the liabilities we have recognized for uncertain tax positions.
Net income
Net income increased to $21.5 million for the three months ended June 30, 2007 from $17.9 million for the three months ended June 30, 2006, an increase of $3.6 million or 20.0%, due to the factors discussed above.
Six months ended June 30, 2007 and 2006
Net sales
Net sales increased to $462.3 million for the six months ended June 30, 2007 from $355.3 million for the six months ended June 30, 2006, an increase of $107.0 million, or 30.1%.
Net sales by product category
Optics category net sales were $351.8 million for the six months ended June 30, 2007 compared to $265.4 million for the six months ended June 30, 2006, an increase of $86.5 million or 32.6%. The increase in optics net sales reflects increased sales of sunglasses and prescription eyewear, as well as higher goggle sales principally resulting from our acquisition of ESS. The sales contribution of the businesses we acquired in 2007 and 2006 represented approximately $26.1 million of the $86.5 million increase in optics category net sales. The optics category generated 76.1% of our total net sales during the six months ended June 30, 2007 compared to 74.7% for the comparable 2006 period.
Net sales in our AFA category were $76.9 million for the six months ended June 30, 2007 compared to $67.3 million for the six months ended June 30, 2006, an increase of $9.6 million or 14.2%. This increase reflects increased sales volumes in apparel, footwear and watches, particularly in the Americas and Asia-Pacific regions. The AFA category represented 16.6% of our total net sales during the six months ended June 30, 2007 compared to 18.9% for the comparable 2006 period.
Other products category net sales were $33.6 million for the six months ended June 30, 2007 compared to $22.6 million for the six months ended June 30, 2006, an increase of $11.0 million or 48.8%. The increase reflects the greater number of sunglass and optical specialty retail stores we operate and higher comparable store sales. In addition, the sales contribution of the businesses we acquired in 2007 and 2006 represented approximately $5.2 million of the $11.0 million increase in other category sales. The other products category represented 7.3% of our total net sales during the six months ended June 30, 2007 compared to 6.4% for the comparable 2006 period.
Net sales by geographic region
Our U.S. net sales were $266.7 million for the six months ended June 30, 2007, compared to $200.9 million for the six months ended June 30, 2006, an increase of $65.8 million, or 32.8%. U.S. net sales in our wholesale operations increased $32.7 million, or 25.9%, to $158.9 million for the six months ended June 30, 2007, compared to $126.2 million for the comparable 2006 period, principally due to increased sales volume in the optics category discussed above.
Net sales in our U.S. retail operations, which include our Internet and telesales operations, were $107.8 million for the six months ended June 30, 2007, compared to $74.8 million for the six months ended June 30, 2006, an increase of $33.1 million or 44.2%. The increase in retail sales reflects increase in the number of Oakley and Sunglass Icon retail stores we operate, higher comparable store sales, increased sales volume in our Internet and telesales operations and the sales contribution of the OSA and Oliver Peoples retail stores we acquired in 2006.
Our international net sales were $195.6 million for the six months ended June 30, 2007, compared to $154.4 million for the comparable 2006 period, an increase of $41.2 million, or 26.7%. A weaker U.S. dollar relative to foreign currencies increased reported international net sales growth by approximately $7.6 million, or 4.9%. The Americas

(non-U.S.) and Asia Pacific regions reported significant sales growth in both the optics and AFA categories. In the EMEA region, we experienced substantial growth in the optics category, partially offset by lower sales of footwear and other AFA products.
Gross profit
Gross profit increased to $259.7 million for the six months ended June 30, 2007 from $195.2 million for the six months ended June 30, 2006, an increase of $64.5 million, or 33.0%. Gross margin, or gross profit as a percentage of net sales, increased to 56.2% for the six months ended June 30, 2007 from 55.0% in the comparable 2006 period. Gross profit for the six months ended June 30, 2006 was adversely affected by $3.4 million in unrealized losses from changes in the fair value of foreign currency derivatives and charges of $3.2 million in connection with the footwear restructuring discussed above. No such unrealized gains or losses or footwear restructuring charges are included in the 2007 period.
Non-GAAP gross margin excludes the footwear restructuring charges and the impact of changes in the fair value of foreign currency derivatives. Non-GAAP gross margin was 56.2% for the six months ended June 30, 2007 compared to 56.5% for the six months ended June 30, 2006. The decrease in non-GAAP gross margin primarily resulted from increased inventory write-downs and the addition of Bright Eyes and ESS, which generate relatively lower gross margins than our existing optics products. These factors were partially offset by improved gross margins in the optics category. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Non-GAAP Financial Measures,” included in this report.
Operating expenses
Operating expenses for the six months ended June 30, 2007 were $212.6 million compared to $164.3 million for the six months ended June 30, 2006, an increase of $48.3 million, or 29.4%. As a percentage of net sales, operating expenses decreased to 46.0% of net sales for the six months ended June 30, 2007 compared to 46.3% of net sales for the comparable 2006 period. The overall increase in operating expenses principally reflects higher operating expenses of $13.8 million in our expanded retail operations (including OSA and Bright Eyes), $27.4 million in increased non-retail operating expenses, $5.1 million of additional operating expenses resulting from our acquisition of ESS and $2.0 million in transaction costs related to our recently-announced merger with Luxottica.
Research and development expenses increased $1.6 million to $12.7 million for the six months ended June 30, 2007 compared to $11.0 million for the comparable 2006 period. As a percentage of net sales, research and development expenses decreased to 2.7% of net sales for the six months ended June 30, 2007 compared to 3.1% of net sales for the six months ended June 30, 2006. The overall increase in research and development expenses reflects $0.6 million of additional expenses resulting from our acquisitions of ESS and Oliver Peoples and increased compensation and related benefit costs of $0.6 million.
Selling expenses increased $26.7 million to $126.5 million for the six months ended June 30, 2007 from $99.7 million for the six months ended June 30, 2006. As a percentage of net sales, selling expenses were 27.4% of net sales for the six months ended June 30, 2007 compared to 28.1% of net sales for the six months ended June 30, 2006. Retail selling expenses for the six months ended June 30, 2007 increased $9.8 million over the comparable 2006 period, principally reflecting the increase in the number of retail stores we operate, including OSA and Bright Eyes. Additional increases in non-retail selling expenses include a $5.2 million increase in advertising and marketing costs, a $2.8 million increase in sales commissions due to higher sales volume and a $3.5 million increase in personnel costs and related benefits. The acquisitions of ESS and Oliver Peoples accounted for an additional $3.1 million increase in selling expenses.
Shipping and warehousing expenses increased $0.9 million to $10.8 million for the six months ended June 30, 2007 from $9.9 million for the six months ended June 30, 2006. The increase principally reflects the increased sales volume we experienced in 2007. As a percentage of net sales, shipping expenses were 2.3% of net sales for the six months ended June 30, 2007 compared to 2.8% of net sales for the six months ended June 30, 2006. The decrease in shipping and warehousing expenses as a percentage of net sales is due to the inclusion of ESS, which charges shipping costs to customers and includes the related expenses in cost of goods sold, an increase in our retail sales mix and an increase in our optics sales mix.

General and administrative expenses increased $19.0 million to $62.7 million for the six months ended June 30, 2007 from $43.7 million for the six months ended June 30, 2006. As a percentage of net sales, general and administrative expenses were 13.6% of net sales for the six months ended June 30, 2007 compared to 12.3% of net sales for the six months ended June 30, 2006. General and administrative expenses of our retail operations increased $3.0 million, principally reflecting the increase in the number of retail stores we operate, including OSA and Bright Eyes. Additional increases in general and administrative expenses included a $3.0 million increase in amortization of intangible assets related to the businesses we acquired in 2007 and 2006, a $3.0 million increase in non-retail personnel and related benefit costs, a $2.1 million increase in sales tax expense for taxes undercollected in prior years and $2.0 million in transaction costs related to our recently-announced merger with Luxottica.
Operating income
Our operating income increased to $47.1 million, or 10.2% of net sales, for the six months ended June 30, 2007 from $30.9 million, or 8.7% of net sales for the six months ended June 30, 2006, an increase of $16.2 million or 52.5%. The increase in operating income as a percentage of net sales principally reflects the strong sales growth we experienced and the unfavorable impact on our gross margin for the fiscal 2006 period of the footwear restructuring charges and changes in the fair value of foreign currency derivatives, as discussed above.
Interest expense and interest income
Interest expense, net of interest income, was $5.2 million for the six months ended June 30, 2007 compared to $0.5 million for the six months ended June 30, 2006. Interest expense totaled $6.0 million for the six months ended June 30, 2007 compared to $1.4 million for the six months ended June 30, 2006, principally due to higher outstanding borrowings during the 2007 period. Interest income was $0.8 million for the six months ended June 30, 2007 compared to $0.9 million for the six months ended June 30, 2006, principally due to lower invested cash balances during the 2007 period.
Income taxes
The provision for income taxes was $14.7 million for the six months ended June 30, 2007, compared to $10.7 million for the six months ended June 30, 2006. Our effective tax rate for the six months ended June 30, 2007 was 35.2%, compared to 35.0% for the six months ended June 30, 2006. The provision for income taxes for the 2007 period reflects our expected tax rate of approximately 36.7% and approximately $0.7 million of interest expense on income tax liabilities, partially offset by the recognition of a $1.1 million benefit resulting from the resolution of a state income tax matter.
Net income
Net income increased to $27.2 million for the six months ended June 30, 2007 from $19.8 million for the six months ended June 30, 2006, an increase of $7.4 million or 37.5%, due to the factors discussed above.
Liquidity and Capital Resources
Our cash and cash equivalents were $46.2 million at June 30, 2007 compared to $31.3 million at December 31, 2006. The increase in our cash and cash equivalents principally reflects borrowings under the Credit Agreement and cash provided by operations, largely offset by payments for the acquisition of ESS and Bright Eyes. Our principal sources of liquidity are cash flow generated from operations and borrowings under the Credit Agreement. As of June 30, 2007, available borrowings under the Credit Agreement totaled $55.0 million. We believe that our existing cash and cash equivalents, available borrowings under the Credit Agreement and anticipated cash flows from operations will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months. We may consider other acquisition opportunities or increases in our capital spending to extend our product lines or expand our retail operations. In order to fund any such capital expenditures or acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. There can be no assurance that additional financing, if necessary, will be available on terms acceptable to us or at all.
Cash provided by operating activities totaled $21.8 million for the six months ended June 30, 2007 compared to cash provided by operating activities of $51.2 million for the comparable 2006 period. Operating cash flow for the six months ended June 30, 2007 reflects our net income of $27.2 million and net non-cash charges (depreciation and amortization, stock-based compensation, changes in the fair value of derivative instruments and other) of $29.0 million, partially offset by net working capital increases of $34.4 million. The working capital increases principally consisted of a $35.7 million increase in inventories and a $14.5 million increase in accounts receivable, partially offset by a $13.0 million increase in accounts payable.
At June 30, 2007, our working capital decreased to $90.5 million compared to $179.7 million at December 31, 2006, principally due to our use of short-term borrowings under the Credit Agreement to finance our acquisition of ESS and Bright Eyes. Working capital may vary from time to time as a result of seasonality, new product introductions, changes in accounts receivable and inventory levels and other factors. Accounts receivable, less allowances for doubtful accounts, were $129.8 million at June 30, 2007 compared to $109.2 million at December 31, 2006 and $103.4 million at June 30, 2006. Accounts receivable days outstanding, based on wholesale net sales, were 59 at June 30, 2007 compared to 68 at December 31, 2006 and 60 at June 30, 2006. Inventories increased to $196.1 million at June 30, 2007 compared to $155.4 million at December 31, 2006 and $145.7 million at June 30, 2006. The increased inventory reflects higher inventories of optics products to support our increased sales volume, seasonally higher AFA inventories in advance of the shipment of our Fall 2007 line, the expansion of our retail operations and the inventories of acquired businesses. Inventory turns were 2.3 at June 30, 2007 compared to 2.4 at December 31, 2006 and June 30, 2006.
Cash used in investing activities of $166.8 million for the six months ended June 30, 2007 principally consisted of payments of $131.7 million for acquisitions of businesses (principally ESS and Bright Eyes) and payments for capital expenditures of $35.1 million. Cash used in investing activities of $98.5 million for the six months ended June 30, 2006 principally consisted of payments of $78.5 million for the acquisitions of businesses and payments for capital expenditures of $19.7 million. Capital expenditures for the six months ended June 30, 2007 included $12.2 million for our retail operations. As of June 30, 2007, we had commitments of approximately $2.0 million for future capital expenditures, which we expect to fund with cash flows from operations or available borrowings under the Credit Agreement.
Cash provided by financing activities of $159.6 million for the six months ended June 30, 2007 principally consisted of net borrowings under credit facilities of $152.8 million and proceeds from the exercise of stock options of $5.2 million. For the six months ended June 30, 2006, cash provided by financing activities of $1.5 million principally consisted of net borrowings under credit facilities of $9.7 million and proceeds from the exercise of stock options of $2.0 million, partially offset by payments of $10.7 million to repurchase shares of our common stock.
During the six months ended June 30, 2007, we repurchased no shares of our common stock under our previously announced share repurchase programs. As of June 30, 2007, the approximate dollar value of shares that may yet be repurchased under the share repurchase programs we announced on March 15, 2005 and September 25, 2006 was $3.3 million and $20.0 million, respectively.
Credit Agreement
The Credit Agreement provides for borrowings in multiple currencies by us and certain of our subsidiaries and for the issuance of letters of credit. The Credit Agreement expires in September 2011. Borrowings under the Credit Agreement bear interest at variable rates based upon the bank’s prime lending rate or LIBOR, plus specified margins. The weighted-average interest rate on borrowings outstanding under the Credit Agreement as of June 30, 2007 was 6.2%. We are required to pay a commitment fee on the daily unused amount of the commitments under the Credit Agreement and other fees as specified in the agreement. As of June 30, 2007, outstanding borrowings under the Credit Agreement were $184.0 million.
The Credit Agreement contains various restrictive covenants that require that we maintain certain financial ratios and that may limit our ability, among other things, to: incur or guarantee indebtedness, incur liens, pay dividends or repurchase stock, enter into transactions with affiliates, consummate asset sales, acquisitions or mergers, or make investments. As of June 30, 2007, we were in compliance with all restrictive covenants and financial ratio requirements of the Credit Agreement. Our obligations under the Credit Agreement are unsecured.
Certain of our subsidiaries also have lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 1.2% to 6.1%. Some of our subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 4.6% to 13.0%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts is $27.7 million, of which $7.6 million was outstanding at June 30, 2007.

Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of June 30, 2007 (in thousands):

		July - Dec.
	Total	2007	2008	2009	2010	2011	Thereafter
Lines of credit	$191,640	$191,640	$—	$—	$—	$—	$—
Long-term debt	8,007	8,007	—	—	—	—	—
Interest payable on long-term debt	126	126	—	—	—	—	—
Letters of credit	1,957	1,957	—	—	—	—	—
Operating leases	228,756	19,283	35,916	35,663	31,503	27,817	78,574
Endorsement contracts (1)	7,149	3,344	2,828	461	258	258	—
Product purchase commitments (2)	114,988	79,888	8,800	8,800	8,750	8,750	—
Capital purchase commitments	2,007	2,007	—	—	—	—	—
Additional consideration for business acquisitions	3,270	1,270	1,000	1,000	—	—	—

	$557,900	$307,522	$48,544	$45,924	$40,511	$36,825	$78,574

(1)	We have entered into endorsement contracts with selected athletes and others who endorse our products. Under these contracts, we have agreed to pay certain incentives based on specific achievements in addition to minimum annual payments. The amounts listed above for endorsement contracts represent approximate amounts of minimum payments required under these contracts. Actual amounts paid under these contracts may differ from the amounts listed as a result of the conditional components of these obligations.

(2)	Amounts listed for purchase obligations represent contractual agreements, letters of credit and open purchase orders for products or services to be incurred in the ordinary course of business, which are enforceable and legally binding and specify all significant terms.
Seasonality
Historically, our sales have been highest in the period from March to September, the period during which sunglass purchases and usage are typically highest in the Northern Hemisphere. As a result, our net sales and operating margins are typically higher in the second and third quarters and lower in the first and fourth quarters, as fixed operating costs are spread over the differing levels of sales volume. In anticipation of seasonal increases in demand, we typically build sunglass inventories in the fourth quarter and first quarter, when net sales have historically been lower. Sales of our AFA products, which generate relatively lower gross profits compared to our optics products, are generally lowest in the second quarter. This seasonal trend contributes to our gross profit in the second quarter, which historically has been the highest of the year. Although we expect these trends to continue, the impact of seasonality on our business may be partially mitigated by changes in our product mix and the impact of acquisitions. The future effects of seasonality may also be affected by the expansion of our retail operations, where sales and operating margins are typically highest in the fourth quarter.
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
Non-GAAP gross margin has certain limitations because it does not reflect all of the costs associated with the operation of our business as determined in accordance with GAAP. Moreover, our non-GAAP gross margin may be different from similarly titled non-GAAP measures used by other companies, which may not provide investors a comparable view of our performance in relation to other companies in the same industry. Readers should consider non-GAAP gross margin in addition to, and not as a substitute for, or superior to, gross profit as a percentage of net sales determined in accordance with GAAP. We seek to compensate for the limitations of non-GAAP gross margin by providing descriptions of the reconciling items and a reconciliation of non-GAAP gross margin to the most directly comparable GAAP measure so that investors can appropriately incorporate non-GAAP gross margin and its limitations into their analyses. Additional information on the changes in the fair value of foreign currency derivatives not designated as cash flow hedges is included in Note 8 to the accompanying consolidated financial statements. A reconciliation of non-GAAP gross margin to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows (in thousands):

			Change in fair
		Footwear	value of foreign	Calculation of
	Reported	restructuring	currency	non-GAAP gross
	under GAAP	charges	derivatives	margin (1)
Three months ended June 30, 2007
Net sales	$263,162	$—	$—	$263,162
Cost of goods sold	111,503	—	—	111,503

Gross profit	$151,659	$—	$—	$151,659
Gross profit as a % of net sales	57.6%
Non-GAAP gross margin				57.6%

Three months ended June 30, 2006
Net sales	$203,584	$(1,825)	$—	$205,409
Cost of goods sold	88,931	1,333	2,242	85,356

Gross profit	$114,653	$(3,158)	$(2,242)	$120,053
Gross profit as a % of net sales	56.3%
Non-GAAP gross margin				58.4%

Six months ended June 30, 2007
Net sales	$462,326	$—	$—	$462,326
Cost of goods sold	202,611	—	—	202,611

Gross profit	$259,715	$—	$—	$259,715
Gross profit as a % of net sales	56.2%
Non-GAAP gross margin				56.2%

Six months ended June 30, 2006
Net sales	$355,282	$(1,825)	$—	$357,107
Cost of goods sold	160,044	1,333	3,407	155,304

Gross profit	$195,238	$(3,158)	$(3,407)	$201,803
Gross profit as a % of net sales	55.0%
Non-GAAP gross margin				56.5%

(1)	We do not use non-GAAP net sales or non-GAAP cost of goods sold separately as non-GAAP financial measures. Non-GAAP net sales and non-GAAP cost of goods sold are presented herein solely for the purpose of illustrating the computation of non-GAAP gross margin.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
We have direct operations in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, New Zealand, South Africa, Switzerland and the United Kingdom, which collect receivables at future dates in the customers’ local currencies and purchase finished goods primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions and transactions of our international subsidiaries. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we use foreign exchange contracts in the form of forward and option contracts.
The following is a summary of all foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) we held at June 30, 2007 (in thousands):

		Weighted-average
	U.S. Dollar	rate per		Fair Value
Currency	Equivalent	US $1.00	Maturity Dates	Gain (Loss)
Australian dollar	$1,752	1.2842	July 2007 – Sept. 2007	$(152)
British pound	17,957	0.5207	July 2007 – June 2008	(741)
Canadian dollar	8,158	1.1302	July 2007 – Dec. 2007	(505)
Euro	14,321	0.7693	July 2007 – Dec. 2007	(629)
Japanese yen	20,001	111.4981	July 2007 – Mar. 2009	1,293

	$62,189			$(734)

We use, and plan to continue to use, foreign exchange contracts as part of our strategy to manage our exposure to foreign currency exchange rate fluctuations. These foreign exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, we may, for various reasons, decide to either expand or reduce the level of foreign exchange contracts we hold. Based upon the foreign exchange contracts we held at June 30, 2007, if the value of the U.S. dollar were to hypothetically decrease by 10% relative to the foreign currencies which we have hedged with foreign exchange contracts, our gross profit and our pre-tax income would decrease by approximately $6.9 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S dollars at the same hypothetical rate.
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
Interest Rate Risk
The majority of our outstanding borrowings, including borrowings under the Credit Agreement and the credit facilities available to certain of our subsidiaries, bear interest at variable rates and subject us to interest rate risk related to fluctuations in the rates of interest we pay on these obligations. We generally do not enter into derivative contracts or other arrangements to manage our exposure to interest rate risk. Outstanding borrowings under these arrangements totaled $191.6 million at June 30, 2007. Based on the weighted-average interest rate of 6.2% applicable to borrowings outstanding under the Credit Agreement, if interest rates were to hypothetically increase by 10%, and to the extent that borrowings remain outstanding, for every $1.0 million of borrowings outstanding our interest expense would increase by approximately $6,200 per year.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods.
During the quarter ended March 31, 2007, we identified deficiencies in our internal control over financial reporting related to inventories that constitute material weaknesses (within the meaning of the Auditing Standard No. 2 of the Public Company Accounting Oversight Board) in our internal control over financial reporting. Specifically, we did not have effective reviews or other controls in place to provide reasonable assurance that certain manufactured inventories were correctly valued based upon actual manufacturing costs. We also did not have effective reviews or other controls in place to provide reasonable assurance that inventory reserves relating to AFA inventories were computed and recorded accurately. Moreover, management level reviews of inventory costing and inventory reserves were not operating effectively during the three months ended March 31, 2007.
During the quarter ended June 30, 2007, we implemented additional controls and procedures, including increased analysis and reporting of manufacturing costs and inventory valuation. We also implemented greater management level reviews of inventory costing and the computation of inventory reserves. We believe these controls and procedures provide us a reasonable assurance that our inventories are correctly valued and that inventory reserves relating to AFA inventories are computed and recorded accurately. By implementing these procedures, we have remediated the material weaknesses in our internal control over financial reporting that existed as of March 31, 2007.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods.
Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 26, 2007, Pipefitters Local No. 636 Defined Benefit Plan filed a purported class action complaint, Case No. 07CC01306, in the Superior Court of California, County of Orange, on behalf of itself and all other shareholders of Oakley except those named as defendants and any person, firm, trust, corporation or other entity related to or affiliated with any defendant, against Oakley and each of its directors. The complaint alleges, among other things, that defendants violated their fiduciary duties of loyalty, good faith, candor and independence by entering into a transaction with Parent without engaging in a fair and reasonable sale process, insofar as they engaged in self-dealing and obtained for themselves personal benefits, including personal financial benefits not shared equally by Oakley’s other stockholders and failed to make proper, timely disclosures to Oakley’s shareholders concerning the merger. The complaint seeks, among other things, to (1) enjoin the defendants from consummating the proposed merger, unless and until the Company adopts and implements a fair sales process; (2) declare that the merger agreement was entered into in breach of defendant’s fiduciary duties and is therefore unlawful and unenforceable; (3) rescind, to the extent already implemented, the proposed merger; and (4) award plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. This complaint has not been granted class action status. We believe that the allegations are without merit and intend to vigorously defend this action.
We are a party to various claims, complaints and other legal actions that arise from time to time in the normal course of business. The outcome of such matters cannot be predicted with certainty and some claims, complaints and other legal actions may be disposed of unfavorably to us. Based on an evaluation of matters that are pending or asserted, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors
Information on risk factors is set forth in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. Except for the additional risk factor set forth below, during the period covered by this report, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
If we do not complete the proposed merger with Luxottica, our business could be adversely affected and the price of our common stock may decline significantly.
Several conditions must be satisfied to complete the proposed Merger with Luxottica including, among others:
•	approval by holders of two-thirds of our outstanding common stock;

•	the receipt of antitrust approvals, or the expiration or termination of the applicable waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, and under the antitrust or similar laws of the United Kingdom, Germany, Australia and South Africa;

•	the absence of any order or injunction prohibiting the consummation of the Merger; and

•	the receipt of all requisite consents from governmental entities.
These conditions are set forth in detail in the Merger Agreement, which was filed with the SEC on June 22, 2007. We cannot assure you that our shareholders will approve the Merger Agreement or that the other conditions to the completion of the Merger will be satisfied.
In connection with the Merger we are subject to several risks, including the following:
•	The price of our common stock has increased significantly since we announced the Merger. The Merger Price represents a premium of approximately 16% over $25.23, which was the closing share price of our common stock on the New York Stock Exchange on June 20, 2007, the date on which the Merger was first announced. The closing share price of our common stock was $28.45 on June 21, 2007 and $28.43 on August 7, 2007. If the conditions to the Merger set forth in the Merger Agreement are not met, the Merger may not occur, and the price of our common stock may decline significantly.

•	If we do not complete the Merger, we may be required to pay a substantial termination fee. If our Board of Directors changes its recommendation that our shareholders approve the principal terms of the Merger Agreement and the Merger, or elects to pursue a competing acquisition proposal from a third party, we could be required to pay to Luxottica a termination fee in the amount of $69.0 million. Any such a payment would have a material adverse effect on our results of operations and financial position.

•	In the event the proposed merger is terminated by Luxottica, our remedies against Luxottica with respect to certain breaches of the Merger Agreement, if any, may not be adequate to cover our damages.

•	We have incurred substantial transaction costs, and expect to incur additional transaction costs, that will not be recovered if the Merger is not completed.

•	We cannot predict the outcome of any legal proceedings that have been or may be instituted against us, members of our Board of Directors, management and others relating to the Merger, including any settlement of such proceedings that may be subject to court approval. The resolution of any litigation or other legal process, regardless of its merit, could be costly and divert the efforts and attention of our management.

•	Our management’s and employees’ attention may be diverted from the day-to-day operations of our business, which could disrupt our relationships with suppliers or customers.

•	We may experience difficulty in attracting new employees or in retaining current employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no unregistered sales of equity securities during the quarter ended June 30, 2007.
Issuer Purchases of Equity Securities
During the quarter ended June 30, 2007, we purchased no shares of our equity securities under our previously announced share repurchase programs. As of June 30, 2007, the approximate dollar value of shares that may yet be repurchased under the share repurchase programs we announced on March 15, 2005 and September 25, 2006 was $3.3 million and $20.0 million, respectively.
The following table sets forth the purchases of our equity securities made by us and affiliated purchasers for the quarter ended June 30, 2007:

				(c)	(d)
				Total number of shares	Approximate dollar
	(a)		(b)	purchased as part of	value of shares that may
	Total number of		Average price	publicly announced	yet be purchased under
Period	shares purchased		paid per share	program	the program
April 1 – 30, 2007	3,129	(1)	$20.14	—	$23,299,000
May 1 – 31, 2007	—		—	—	23,299,000
June 1 – 30, 2007	—		—	—	23,299,000

Total	3,129		$20.14	—

(1)	Represents all of the shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s 2007 Annual Meeting of Shareholders was held on June 1, 2007 in Foothill Ranch, California. At the meeting, the following matters were voted on by shareholders and approved by the following votes:

	Number of shares
	Voted For	Withheld
Election of directors:
Jim Jannard	66,699,393	117,059
D. Scott Olivet	66,748,615	67,837
Tom Davin	66,641,571	174,881
Mary George	66,759,567	56,885
Jeffrey Moorad	66,744,913	71,539
Michael Puntoriero	66,641,823	174,629
Greg Trojan	66,759,117	57,335
Frits van Paasschen	66,748,485	67,967

	Number of shares
	Voted	Voted		Broker
	For	Against	Abstentions	Non-Votes
Proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	66,559,431	249,504	7,515	—

Item 6. Exhibits
2.1	Agreement and Plan of Merger, dated June 20, 2007, by and among Luxottica Group S.p.A., Norma Acquisition Corp. and Oakley, Inc., previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007, is incorporated herein by reference.

3.1	Articles of Incorporation of the Company, previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080), is incorporated herein by reference.

3.2	Amendment No. 1 to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996, previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company), previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998, is incorporated herein by reference.

10.1	Non-Competition Agreement, dated June 20, 2007, by and among Luxottica Group S.p.A., Norma Acquisition Corp., Oakley, Inc. and Jim Jannard, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007, is incorporated herein by reference.

10.2	Amended and Restated Oakley, Inc. Officer Severance Plan, as amended May 31, 2007.

10.3	Amended and Restated Oakley, Inc. Executive Severance Plan, as amended May 31, 2007.

10.4	Oakley, Inc. 1995 Stock Incentive Plan as amended June 1, 2007.

99.1	Voting Agreement, dated June 20, 2007, by and among Luxottica Group S.p.A., Norma Acquisition Corp. and Jim Jannard, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007, is incorporated herein by reference.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Oakley, Inc.
August 8, 2007	/s/ D. Scott Olivet
D. Scott Olivet
Chief Executive Officer

August 8, 2007	/s/ Richard Shields
Richard Shields
Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 20, 2007, by and among Luxottica Group S.p.A., Norma Acquisition Corp. and Oakley, Inc., previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007, is incorporated herein by reference.

3.1	Articles of Incorporation of the Company, previously filed with the Registration Statement on Form S-1 of Oakley, Inc. (Registration No. 33-93080), is incorporated herein by reference.

3.2	Amendment No. 1 to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on September 26, 1996, previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1996, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company (includes complete text of Bylaws; amends Section 1 and Sections 3a through 3f of Article IV of the Bylaws of the Company), previously filed with the Form 10-K of Oakley, Inc. for the year ended December 31, 1998, is incorporated herein by reference.

10.1	Non-Competition Agreement, dated June 20, 2007, by and among Luxottica Group S.p.A., Norma Acquisition Corp., Oakley, Inc. and Jim Jannard, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007, is incorporated herein by reference.

10.2	Amended and Restated Oakley, Inc. Officer Severance Plan, as amended May 31, 2007.

10.3	Amended and Restated Oakley, Inc. Executive Severance Plan, as amended May 31, 2007.

10.4	Oakley, Inc. 1995 Stock Incentive Plan as amended June 1, 2007.

99.1	Voting Agreement, dated June 20, 2007, by and among Luxottica Group S.p.A., Norma Acquisition Corp. and Jim Jannard, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007, is incorporated herein by reference.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002