Form 10-Q
period 2007-09-30
OAKLEY INC
filed 2007-11-07
CIK 946356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of November 2, 2007 was 69,746,436.

Oakley, Inc.
Index

Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” created by those sections. All statements in this report, other than those that are purely historical, are forward-looking statements. Forward-looking statements typically are identified by the use of terms such as “expect,” “believe,” “plan,” “intend,” “seek,” “anticipate,” “outlook,” “estimate,” “assume,” “project,” “target,” “could,” “will,” “should,” “may” and “continue,” as well as variations of such words and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	competition and the factors we believe provide a competitive advantage;

•	the importance of our ability to develop new and/or innovative products;

•	our proposed merger with Luxottica Group S.p.A.;

•	the effects of business acquisitions;

•	product line extensions and new product lines;

•	the effect of seasonality on our business;

•	anticipated increases in interest expense and amortization of intangible assets;

•	our expected effective income tax rate and the effect of interest expense and other items on our provision for income taxes;

•	the resolution of uncertain tax positions, including coverage under applicable insurance policies, and the effect of changes in related income tax liabilities on our results of operations and financial position;

•	our beliefs concerning the outcome of litigation and the resolution of claims, complaints and other legal matters;

•	our hedging strategy and the anticipated effectiveness thereof;

•	the anticipated amounts of stock-based compensation expense;

•	our expectations regarding future performance by the counterparties to foreign exchange contracts we have entered into;

•	the amount and timing of future payments under contractual obligations;

•	the sufficiency of our existing sources of liquidity and anticipated cash flows from operations to fund our operations, capital expenditures and other working capital requirements for the next twelve months; and

•	the circumstances under which we may seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities.
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
The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.
Oakley®, Dragon®, Eye Safety Systems®, Mosley Tribes®, Oakley® Store, Oakley Vault®, Oliver Peoples®, Sunglass Icon™ and The Optical Shop of Aspen™ are trademarks of Oakley, Inc. and its subsidiaries. Fox®, Paul Smith® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OAKLEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$53,677	$31,313
Accounts receivable, less allowances of $17,950 (2007) and $15,262 (2006)	140,835	109,168
Inventories	208,056	155,377
Other receivables	4,773	6,375
Deferred income taxes	20,814	17,933
Prepaid expenses and other current assets	15,670	13,947

Total current assets	443,825	334,113

Property and equipment, net	207,053	177,400
Deposits	3,566	2,799
Goodwill	127,555	64,652
Intangible assets	115,572	52,302
Other assets	3,136	2,568

Total assets	$900,707	$633,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$205,013	$38,116
Accounts payable	48,673	45,955
Accrued expenses and other current liabilities	70,122	57,244
Accrued warranty	3,126	3,153
Income taxes payable	534	1,167
Current portion of long-term debt	25	8,732

Total current liabilities	327,493	154,367

Deferred income taxes	17,939	17,457
Other long-term liabilities	25,654	3,119

Total liabilities	371,086	174,943

Commitments and contingencies (Note 7)

Shareholders’ Equity
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 200,000 shares authorized; 69,698 (2007) and 68,972 (2006) issued and outstanding	697	690
Additional paid-in capital	57,128	41,711
Retained earnings	447,673	405,120
Accumulated other comprehensive income	24,123	11,370

Total shareholders’ equity	529,621	458,891

Total liabilities and shareholders’ equity	$900,707	$633,834

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$263,789	$210,219	$726,115	$565,501
Cost of goods sold	117,284	97,120	319,895	257,164

Gross profit	146,505	113,099	406,220	308,337

Operating expenses:
Research and development	7,140	6,281	19,791	17,298
Selling	61,520	50,975	187,981	150,718
Shipping and warehousing	6,044	5,448	16,881	15,359
General and administrative	30,972	24,318	93,639	67,996

Total operating expenses	105,676	87,022	318,292	251,371

Operating income	40,829	26,077	87,928	56,966

Interest expense	3,586	584	9,536	1,952
Interest income	(596)	(321)	(1,386)	(1,228)

Income before provision for income taxes	37,839	25,814	79,778	56,242
Provision for income taxes	14,143	8,472	28,887	19,122

Net income	$23,696	$17,342	$50,891	$37,120

Basic net income per common share	$0.34	$0.25	$0.74	$0.54

Basic weighted-average common shares	69,074	68,267	68,808	68,431

Diluted net income per common share	$0.34	$0.25	$0.73	$0.54

Diluted weighted-average common shares	70,304	68,827	69,908	69,017

Dividends declared per common share	$—	$0.16	$—	$0.16

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$23,696	$17,342	$50,891	$37,120

Other comprehensive income:
Net unrealized gains (losses) on derivative instruments, net of tax	(618)	133	(577)	(221)
Foreign currency translation adjustments	7,044	(1,062)	13,330	3,003

Other comprehensive income	6,426	(929)	12,753	2,782

Comprehensive income	$30,122	$16,413	$63,644	$39,902

See accompanying notes to condensed consolidated financial statements.

OAKLEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$50,891	$37,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,160	24,002
Amortization	7,718	3,514
Changes in fair value of derivative instruments	496	3,702
Provision for bad debts	1,469	1,136
Stock-based compensation expense	5,009	3,236
Excess tax benefits related to stock-based compensation	(2,830)	(445)
Loss on disposition of equipment	985	13
Deferred income taxes, net	1,204	3
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(23,098)	(9,464)
Inventories	(45,748)	(23,242)
Other receivables	2,615	(947)
Prepaid expenses and other current assets	(1,279)	(897)
Deposits and other assets	(1,987)	(1,783)
Accounts payable	766	(1,067)
Accrued expenses and other current liabilities	8,033	16,814
Income taxes payable/receivable	7,218	2,271

Net cash provided by operating activities	39,622	53,966

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(131,679)	(83,157)
Purchases of property and equipment	(55,711)	(33,001)
Proceeds from sales of property and equipment	389	193
Other assets	(391)	559

Net cash used in investing activities	(187,392)	(115,406)

Cash Flows from Financing Activities
Proceeds from bank borrowings	293,006	189,180
Repayment of bank borrowings	(126,547)	(170,618)
Principal payments on long-term debt	(8,732)	(1,139)
Exercise of stock options	7,803	2,322
Excess tax benefits related to stock-based compensation	2,830	445
Repurchase of common shares	—	(10,351)
Payment of cash dividends	—	(19)

Net cash provided by financing activities	168,360	9,820

Effect of exchange rate changes on cash	1,774	178

Net increase (decrease) in cash and cash equivalents	22,364	(51,442)
Cash and cash equivalents, beginning of period	31,313	82,157

Cash and cash equivalents, end of period	$53,677	$30,715

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$23,696	$17,342	$50,891	$37,120

Weighted-average shares outstanding:
Basic	69,074	68,267	68,808	68,431
Effect of dilutive securities	1,230	560	1,100	586

Diluted	70,304	68,827	69,908	69,017

Net income per share:
Basic	$0.34	$0.25	$0.74	$0.54
Effect of dilutive securities	—	—	(0.01)	—

Diluted	$0.34	$0.25	$0.73	$0.54

For the three months ended September 30, 2007 and 2006, options to purchase an aggregate of 53,000 and 1.2 million shares of common stock, respectively, were excluded from computation of diluted earnings per share because their effect would be antidilutive. For the nine months ended September 30, 2007 and 2006, options to purchase an aggregate of 0.4 million and 1.2 million shares of common stock, respectively, were excluded from computation of diluted earnings per share because their effect would be antidilutive.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental Cash Flow Information
Interest paid for the nine months ended September 30, 2007 and 2006 was $9.4 million and $2.3 million, respectively. Income taxes paid, net of refunds received, for the nine months ended September 30, 2007 and 2006 were $16.0 million and $16.7 million, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation.
Note 2 — Agreement and Plan of Merger
On June 20, 2007, Oakley entered into an Agreement and Plan of Merger (the Merger Agreement) with Luxottica Group S.p.A., an Italian corporation (Luxottica), and Norma Acquisition Corp., a Washington corporation and an indirect wholly owned subsidiary of Luxottica formed for the purpose of effecting the transactions contemplated by the Merger Agreement (Merger Sub), by which Luxottica has agreed to acquire Oakley (the Merger). The Merger Agreement has been adopted by the Boards of Directors of Oakley, Luxottica and Merger Sub.
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
On October 17, 2007, the Company filed with the SEC definitive proxy materials relating to a special meeting of the Company’s shareholders, held on November 7, 2007, to consider and vote upon a proposal to approve the Merger Agreement and the Merger. At the special meeting, the Merger Agreement and the Merger were approved by the affirmative vote of holders of two-thirds of the outstanding shares of the Company’s common stock.
In addition to the required shareholder approval discussed above, the Merger is conditioned upon the completion of the review and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and by the Committee on Foreign Investment in the United States (CFIUS) pursuant to the requirements of the 1988 Exon-Florio provision (Exon-Florio) of the Defense Production Act of 1950, as amended, and clearance under the antitrust, trade regulation or competition laws of the United Kingdom, Germany, Australia and South Africa. Early termination of the applicable waiting period under the HSR Act was granted on August 24, 2007 and clearance was obtained in Germany on August 28, 2007, in the United Kingdom on October 12, 2007 and in Australia on October 15, 2007. The Company filed for approval under Exon-Florio on August 16, 2007 and received approval from CFIUS on September 17, 2007.
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
Concurrently with the execution of the Merger Agreement, Luxottica and Merger Sub entered into a voting agreement (the Voting Agreement) with Jim Jannard, Chairman of the Board of Directors and majority shareholder of Oakley, pursuant to which Mr. Jannard agreed to vote his shares of Oakley common stock in favor of the Merger and the approval and adoption of the Merger Agreement. On November 7, 2007, Oakley’s shareholders approved the Merger and the Merger Agreement.
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

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3 — Stock-Based Compensation
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
Total stock-based compensation expense was recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of goods sold	$198	$117	$524	$322
Research and development	249	130	676	375
Selling	281	172	756	476
Shipping and warehousing	4	4	10	8
General and administrative	1,071	666	3,043	2,055

	$1,803	$1,089	$5,009	$3,236

No adjustment has been made to stock-based compensation expense for the three months or nine months ended September 30, 2007 for any modifications to stock-based compensation awards that may occur upon the completion of the Merger.
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

	Nine months ended September 30,
	2007	2006
Weighted-average fair value of options granted	$7.56	$5.76
Weighted-average assumptions:
Expected volatility	31.6%	34.6%
Expected term	6.3 years	6.5 years
Risk-free interest rate	4.6%	5.0%
Dividend yield	1.0%	1.0%
1995 Stock Incentive Plan
The Company’s 1995 Stock Incentive Plan, as amended (the Plan) provides for stock-based incentive awards, including incentive stock options, nonqualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock to Company officers, employees, advisors and consultants. The Compensation and Stock Option Committee of the Board of Directors administers the Plan and has the authority to determine the

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. At September 30, 2007, approximately 3.0 million shares were available for issuance under the Plan. The Company issues new shares upon the exercise of stock options or the granting of restricted stock.
Stock Option Awards
Stock options are granted at an exercise price equal to the closing market price of the Company’s common stock on the date of grant. These options vest over periods ranging from one to five years and expire ten years after the grant date. Stock option activity for the nine months ended September 30, 2007 is as follows (shares in thousands):

		Weighted-	Weighted- average
	Number	average	remaining contractual
	of shares	exercise price	term (years)
Outstanding at January 1, 2007	3,733	$14.37
Granted	530	20.95
Exercised	(619)	12.61
Forfeited/expired	(64)	15.06

Outstanding at September 30, 2007	3,580	15.64	6.7

Vested at September 30, 2007 or expected to vest in the future	3,399	15.54	6.6

Exercisable at September 30, 2007	1,847	14.14	5.0

Unrecognized compensation expense related to stock options, totaling $8.3 million as of September 30, 2007, is expected to be recognized over a weighted-average period of 3.4 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2007 was $47.9 million and $27.5 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $8.1 million and $1.4 million, respectively. Cash proceeds from the exercise of stock options during the nine months ended September 30, 2007 and 2006 totaled $7.8 million and $2.3 million, respectively. The actual tax benefit realized for stock-based compensation arrangements during the nine months ended September 30, 2007 and 2006 was $3.7 million and $1.2 million, respectively.
Restricted Stock Awards
The Company also grants restricted stock awards under the Plan. Restricted stock awards are subject to time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Holders of restricted stock awards are entitled to vote their respective shares throughout the restriction period and, upon vesting, are entitled to payment of any cash dividends from the grant date. Restricted stock activity for the nine months ended September 30, 2007 is as follows (shares in thousands):

		Weighted-
		average
	Number	grant date
	of shares	fair value
Nonvested shares at January 1, 2007	463	$15.76
Granted	124	23.78
Vested	(59)	16.52
Forfeited	(8)	19.51

Nonvested shares at September 30, 2007	520	17.53

Unrecognized compensation expense related to restricted stock awards, totaling $5.7 million at September 30, 2007, is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $1.0 million and $1.8 million, respectively.
Performance Unit Awards
During the nine months ended September 30, 2007, the Company awarded an aggregate of 130,697 performance units to certain executive officers and management. The performance units were issued under the Plan and constitute shares of deferred stock as defined therein. Each performance unit represents the right to receive up to 2.7 shares of the Company’s common stock. The actual number of shares to which each holder of a performance unit will ultimately be entitled, if any, is dependent upon the attainment of certain specified levels of earnings per share and return on invested capital through fiscal 2008. The performance unit awards are subject to forfeiture if employment terminates prior to the end of the service period, or if the prescribed performance criteria are not met. Performance unit awards are valued at the grant date based upon the closing market price of the Company’s common stock and

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the fair value of each award is charged to expense over the service period. No performance units vested during the nine months ended September 30, 2007. An aggregate of 128,035 performance units are outstanding at September 30, 2007. Unrecognized compensation expense related to performance unit awards, totaling $3.3 million at September 30, 2007, is expected to be recognized over a weighted-average period of 2.2 years.
Note 4 — Acquisitions
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

An independent appraisal was utilized to identify and estimate the fair values of the intangible assets acquired. The intangible assets acquired included customer relationships, technology, tradenames and an agreement not to compete. The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five years to twenty years.
The Bright Eyes Group
On April 2, 2007, the Company acquired all of the capital stock of the Bright Eyes Group (Bright Eyes). Bright Eyes’ operations include wholesale, retail and franchise eyewear businesses in Australia. As of September 30, 2007, Bright Eyes operates 32 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. The purchase price of approximately $15.4 million consisted of cash consideration of $15.1 million and $0.3 million in transaction costs. The Company funded the acquisition of Bright Eyes with borrowings under the Credit Agreement. The Company expects this acquisition will expand its retail and wholesale distribution capabilities in the South Pacific region.
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

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the date of acquisition (in thousands):

Cash	$953
Accounts receivable	888
Inventory	2,137
Other current assets	750
Property and equipment	1,283
Identified intangible assets	5,253
Goodwill	8,852

Total assets acquired	20,116

Current liabilities	2,563
Long-term liabilities	572
Deferred income tax liability	1,535

Net assets acquired	$15,446

This preliminary purchase price allocation is subject to revision upon the completion of the Company’s estimates of the fair values of assets acquired and liabilities assumed, including an independent appraisal to identify and estimate the fair values of the intangible assets acquired. The intangible assets acquired included franchises, customer relationships, tradenames and leasehold interests. The acquired tradenames were determined to have an indefinite life and are not being amortized, but will be subject to periodic impairment testing. All other acquired intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from approximately three years to seven years.
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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Pro forma net sales	$263,789	$226,499	$730,753	$607,337
Pro forma net income	23,696	20,478	51,079	44,102
Pro forma basic net income per share	$0.34	$0.30	$0.74	$0.64
Pro forma diluted net income per share	$0.34	$0.30	$0.73	$0.64
The pro forma results of operations include the results of the Company combined with the separate, pre-acquisition results of operations of ESS and Bright Eyes. The pro forma results also include amortization of acquired intangible assets for the periods prior to the dates of acquisition.
Note 5 — Supplemental Financial Statement Data
Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$41,415	$24,223
Finished goods	166,641	131,154

	$208,056	$155,377

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property and equipment
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Land	$8,953	$8,953
Buildings and improvements	79,834	72,251
Leasehold improvements	83,370	64,183
Equipment and furniture	261,840	232,484
Tooling	40,223	36,320

	474,220	414,191

Accumulated depreciation and amortization	(267,167)	(236,791)

	$207,053	$177,400

Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, and more frequently if an event occurs which indicates that the value of goodwill or indefinite-lived intangible assets may be impaired. The Company evaluates definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As of September 30, 2007, no events have occurred which indicate that goodwill or intangible assets may be impaired. Intangible assets consist of the following (in thousands):

	September 30, 2007		December 31, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Definite-lived intangible assets:
Covenants not to compete	$10,426	$(6,427)	$7,102	$(4,943)
Distribution rights	3,567	(2,728)	3,567	(2,532)
Patents	4,361	(3,298)	4,359	(2,849)
Customer relationships	60,694	(3,470)	16,020	(728)
Sub-licenses	1,300	(217)	1,300	(119)
Trade name	8,935	(990)	1,235	(240)
Technology	9,600	(988)	—	—
Other	12,266	(2,916)	9,234	(1,904)

	$111,149	$(21,034)	$42,817	$(13,315)

Indefinite-lived intangible assets:
Trade names	$25,457		$22,800

Intangible assets, other than goodwill and indefinite-lived intangible assets, are amortized over estimated useful lives principally ranging from five years to twenty years, with no residual values. The weighted-average useful life of intangible assets is approximately 8.4 years. Amortization expense for the nine months ended September 30, 2007 and 2006 was approximately $7.7 million and $3.5 million, respectively. Estimated annual amortization expense by fiscal year, based on the Company’s intangible assets at September 30, 2007, is as follows (in thousands):

Estimated amortization
expense
Fiscal 2007	$10,369
Fiscal 2008	9,801
Fiscal 2009	9,001
Fiscal 2010	8,716
Fiscal 2011	8,318
Thereafter	51,628
Goodwill
Changes in goodwill are as follows (in thousands):

	Wholesale	U. S. Retail
	Segment	Segment	Total
Balance, December 31, 2006	$37,344	$27,308	$64,652
Goodwill additions	58,816	1,276	60,092
Foreign currency translation adjustments	2,811	—	2,811

Balance, September 30, 2007	$98,971	$28,584	$127,555

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accrued employee compensation and benefits	$28,850	$24,197
Derivative financial instruments	2,343	674
Other liabilities	38,929	32,373

	$70,122	$57,244

Accrued Warranty
Warranty liability activity was as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Warranty liability, beginning of period	$3,153	$3,068
Provision for warranty expense	1,692	2,965
Warranty claims and costs	(1,696)	(2,884)
Changes due to foreign currency translation	(23)	14

Warranty liability, end of period	$3,126	$3,163

Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Unrealized gains (losses) on derivative financial instruments	$(1,387)	$(810)
Foreign currency translation adjustments	25,510	12,180

	$24,123	$11,370

Note 6 — Income Taxes
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
On August 2, 2004, the Internal Revenue Service (IRS) notified the Company of a proposed audit adjustment related to advance payment transactions executed in December 2000 with its foreign sales corporation, Oakley International Inc., and two wholly owned foreign subsidiaries, Oakley U.K. Ltd. and Oakley Holding S.A.S. This proposed adjustment resulted from the IRS audit for the tax years ended December 31, 2000 and 2001. The proposed adjustment could result in the payment of taxes and penalties (exclusive of interest) totaling approximately $11.2 million. The Company continues to protest this proposed adjustment with the IRS and intends to continue to assert and defend its position through applicable IRS administrative and/or judicial procedures.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In March 2007, the Company was notified of the resolution of a state income tax matter which resulted in the recognition of approximately $1.1 million of previously unrecognized income tax benefits, which reduced the provision for income taxes for the nine months ended September 30, 2007. As of September 30, 2007, unrecognized income tax benefits totaled approximately $17.2 million.
Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled $1.0 million for the nine months ended September 30, 2007; no such amounts were recorded in the nine months ended September 30, 2006. Accrued interest and penalties were $4.1 million and $5.1 million as of January 1, 2007 and September 30, 2007, respectively.
Note 7 — Commitments and Contingencies
Indemnities, Commitments and Guarantees
In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Washington, and routine guarantees between the Company and its subsidiaries. At September 30, 2007, the Company has outstanding letters of credit totaling $2.1 million for product purchases and as security for contingent liabilities under certain workers’ compensation insurance policies. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2007, the Company has determined that no liability is necessary related to these indemnities, commitments and guarantees.
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
On June 26, 2007, Pipefitters Local No. 636 Defined Benefit Plan filed a purported class action complaint, Case No. 07CC01306, in the Superior Court of California, County of Orange, on behalf of itself and all other shareholders of Oakley except those named as defendants and any person, firm, trust, corporation or other entity related to or affiliated with any defendant, against Oakley and each of its directors (Defendants). The complaint alleges, among other things, that Defendants violated their fiduciary duties to shareholders by approving a transaction with Luxottica and claims that the price per share fixed by the Merger Agreement is inadequate and unfair. The complaint seeks, among other things, (1) class action status; (2) to enjoin the Defendants from consummating the proposed Merger; (3) to declare that the Merger Agreement was entered into in breach of Defendants’ fiduciary duties; (4) to rescind, to the extent already implemented, the proposed Merger; and (5) to award plaintiffs the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On July 30 and July 31, 2007, Defendants filed demurrers to the complaint. On August 30, 2007, the Court sustained Defendants’ demurrers and granted plaintiff 15 days’ leave to amend. On September 14, 2007, the plaintiff filed an amended complaint, seeking the same relief as the original complaint. The amended complaint contains similar allegations as the original complaint and also adds allegations for breach of fiduciary duty based on a purported failure to disclose certain information in the Company’s preliminary proxy statement filed with the SEC on September 7, 2007 in connection with the Merger. On October 9, 2007, Defendants filed a demurrer to the amended complaint, which is currently scheduled to be heard by the Superior Court on December 13, 2007. The Company believes that the allegations are without merit and intends to vigorously defend this action.
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
Cash Flow Hedges
The Company’s foreign exchange contracts are principally designated as cash flow hedges. For all derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income. The gains or losses that arise under these derivatives are recognized in earnings in the period in which the hedged item is also recognized in earnings. Any gains or losses from the ineffective portion of the derivative are reported in earnings immediately. The Company is currently hedging forecasted foreign currency transactions that could result in the recognition of $2.2 million of losses over the next twelve months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of an identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the nine months ended September 30, 2007, the Company recognized losses of $2.4 million resulting from the expiration, sale, termination or exercise of derivatives designated as cash flow hedges; no such gains or losses were recognized during the nine months ended September 30, 2006.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is a summary of the foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) designated as cash flow hedges outstanding at September 30, 2007 (in thousands):

		Weighted-average
	U.S. Dollar	rate per		Fair Value
Currency	Equivalent	US $1.00	Maturity Dates	Gain (Loss)
British pound	$17,671	0.5090	Oct. 2007 – Oct. 2008	$(625)
Canadian dollar	15,651	1.0310	Oct. 2007 – Jun. 2008	(588)
Euro	17,296	0.7450	Oct. 2007 – Dec. 2008	(1,115)
Japanese yen	18,105	112.1250	Oct. 2007 – Mar. 2009	(15)

	$68,723			$(2,343)

Other Derivatives
Derivatives not qualifying as hedges are recorded at fair value, and changes in the fair value of such derivatives are included in cost of goods sold in the consolidated statements of operations each period. For the nine months ended September 30, 2006, losses resulting from changes in the fair value of such derivatives of $3.7 million are included in cost of goods sold; no such gains or losses were recognized during the nine months ended September 30, 2007. As of September 30, 2007, the Company held no foreign exchange contracts not designated as hedges.
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
Note 9 — Related Party Information
During the nine months ended September 30, 2007 and 2006, the Company paid approximately $139,000 and $65,000, respectively, to N2T, Inc., an Oregon corporation owned by Jim Jannard, Chairman of the Board of Oakley, for the rental and maintenance of an aircraft. During the nine months ended September 30, 2007 and 2006, the Company incurred approximately $319,000 and $554,000, respectively, in costs and expenses associated with the aircraft, net of amounts reimbursed by Mr. Jannard and his affiliates of approximately $1.4 million and $1.1 million, respectively, for operating costs related to use of the aircraft unrelated to the Company’s business.
Certain of the Company’s employees perform services for Red.com, Inc. (Red), a company owned by Mr. Jannard. Red reimburses the Company for such services at an hourly rate that the Company believes approximates fair market value. The Company also incurs other costs on Red’s behalf, for which Red reimburses the Company at cost. The aggregate amount billed to Red by the Company for costs incurred and services rendered during the nine months ended September 30, 2007 was approximately $465,000; no amounts were billed to Red for the nine months ended September 30, 2006. The Company periodically incurs other costs on Mr. Jannard’s behalf for various matters unrelated to the Company’s business. Mr. Jannard and Red maintain deposits with the Company to prepay any such items that are replenished on a periodic basis as needed. As of September 30, 2007 and December 31, 2006, the Company’s net liability to Mr. Jannard and Red for such deposits was approximately $287,000 and $177,000, respectively.
In September 2007, the Company’s Board of Directors, upon the recommendation of the Company’s Audit Committee, approved a Shared Services Agreement between the Company and Red (the Agreement). Under the Agreement, the Company will provide to Red, from time to time, defined, agreed-upon services of certain of the Company’s employees at a fair market value hourly rate. In addition, Red agreed to reimburse the Company at cost for all other out-of-pocket costs incurred by the Company on behalf of Red. Furthermore, Red agreed to maintain a deposit with the Company to prepay any costs incurred, which deposit shall be replenished on an as needed basis. The term of the Agreement is for one year from September 20, 2007 and shall automatically be renewed for additional one year terms unless terminated at any time, including within the first year, by either party, with or without cause, pursuant to thirty days written notice.

Oakley, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10 — Segment Information
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

	Wholesale	U.S. Retail	Consolidated
Three months ended September 30, 2007:
Net sales to external customers	$200,484	$63,305	$263,789
Intersegment sales	11,204	—	11,204
Operating income	26,939	13,890	40,829
Acquisitions of property and equipment	12,036	8,585	20,621
Depreciation and amortization	9,310	2,995	12,305

Three months ended September 30, 2006:
Net sales to external customers	$163,396	$46,823	$210,219
Intersegment sales	11,132	—	11,132
Operating income	16,494	9,583	26,077
Acquisitions of property and equipment	7,265	6,032	13,297
Depreciation and amortization	7,036	2,480	9,516

Nine months ended September 30, 2007:
Net sales to external customers	$554,978	$171,137	$726,115
Intersegment sales	31,747	—	31,747
Operating income	54,747	33,181	87,928
Acquisitions of property and equipment	34,947	20,764	55,711
Depreciation and amortization	27,398	8,480	35,878

Nine months ended September 30, 2006:
Net sales to external customers	$443,918	$121,583	$565,501
Intersegment sales	26,123	—	26,123
Operating income	33,063	23,903	56,966
Acquisitions of property and equipment	18,908	14,093	33,001
Depreciation and amortization	21,975	5,541	27,516

Identifiable assets as of September 30, 2007	$754,392	$146,315	$900,707
Identifiable assets as of December 31, 2006	508,886	124,948	633,834

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
In the United States, we distribute our products through a network of approximately 11,000 retail accounts, comprising approximately 15,600 locations. Our retail accounts are comprised of optical stores, sunglass retailers, department stores, sporting goods stores and specialty sports stores, including bike, surf, snow, skate, golf and motor sports stores. Our products are sold in more than 100 countries outside the United States. We sell our products through our subsidiaries in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, South Africa, Switzerland and the United Kingdom. In countries not serviced directly by us or our subsidiaries, Oakley products are sold through distributors who provide local expertise. These distributors sell our products either exclusively or with complementary products and agree to comply with our marketing philosophy and practices. Our optical lens laboratories in the United States, Japan and Ireland produce prescription eyewear products.
Our U.S. retail operations consist of Oakley, Sunglass Icon™, The Optical Shop of Aspen™ (OSA) and Oliver Peoples retail stores, as well as Internet and telesales operations. During the nine months ended September 30, 2007, we opened 26 new stores. In the United States, we operate 75 Oakley® Store retail locations, including 25 Oakley Vault® outlet stores, offering a full range of Oakley-branded products and 128 Sunglass Icon multi-branded sunglass specialty retail stores. OSA operates 21 luxury optical retail stores. Outside the United States, we operate an additional 22 Oakley® Store retail locations. In Australia, the Bright Eyes Group, which we acquired in April 2007, operates 32 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. The following table summarizes the number of retail stores we operated as of the end of each period (excluding stores operated by others under license):

	September 30,	December 31,	September 30,
	2007	2006	2006
United States:
Oakley Stores	75	65	58
Sunglass Icon	128	121	115
Oliver Peoples	3	2	2
The Optical Shop of Aspen	21	20	18

	227	208	193

International:
Oakley Stores	22	15	10
Bright Eyes	32	—	—

	54	15	10

	281	223	203

Recent Developments
Agreement and Plan of Merger
On June 20, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Luxottica Group S.p.A., an Italian corporation (Luxottica), and Norma Acquisition Corp., a Washington corporation and an indirect wholly owned subsidiary of Luxottica formed for the purpose of effecting the transactions contemplated by the

Merger Agreement (Merger Sub), by which Luxottica has agreed to acquire Oakley (the Merger). The Merger Agreement has been adopted by the Boards of Directors of Oakley, Luxottica and Merger Sub.
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
On October 17, 2007, we filed with the SEC definitive proxy materials relating to a special meeting of our shareholders, to be held on November 7, 2007, to consider and vote upon a proposal to approve the Merger Agreement and the Merger. At the special meeting, the Merger Agreement and the Merger were approved by the affirmative vote of holders of two-thirds of the outstanding shares of our common stock.
In addition to the required shareholder approval discussed above, the Merger is conditioned upon the completion of the review and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and by the Committee on Foreign Investment in the United States (CFIUS) pursuant to the requirements of the 1988 Exon-Florio provision (Exon-Florio) of the Defense Production Act of 1950, as amended, and clearance under the antitrust, trade regulation or competition laws of the United Kingdom, Germany, Australia and South Africa. Early termination of the applicable waiting period under the HSR Act was granted on August 24, 2007 and clearance was obtained in Germany on August 28, 2007, in the United Kingdom on October 12, 2007 and in Australia on October 15, 2007. We filed for approval under Exon-Florio on August 16, 2007 and received approval from CFIUS on September 17, 2007.
The Merger Agreement contains certain termination rights for both us and Luxottica. The Merger Agreement provides that, under certain circumstances, we must pay Luxottica a termination fee of $69.0 million (generally in the event our Board of Directors changes its recommendation that our shareholders approve the principal terms of the Merger Agreement and the Merger or elects to pursue a superior acquisition proposal from a third party). The Merger Agreement also obligates Merger Sub to pay us a termination fee of $80.0 million under separate sets of circumstances where there has been a failure to obtain certain antitrust regulatory clearances.
Concurrently with the execution of the Merger Agreement, Luxottica and Merger Sub entered into a voting agreement (the Voting Agreement) with Jim Jannard, Chairman of the Board of Directors and majority shareholder of Oakley, pursuant to which Mr. Jannard agreed to vote his shares of Oakley common stock in favor of the Merger and the approval and adoption of the Merger Agreement. On November  7, 2007, our shareholders approved the Merger and the Merger Agreement.
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
Acquisitions
In February 2006, we acquired Oliver Peoples. Oliver Peoples designs, produces and sells luxury eyewear, primarily to wholesale accounts. Through this transaction, we acquired Oliver Peoples’ three eyewear brands: Oliver Peoples, Mosley Tribes, and the licensed Paul Smith Spectacles eyewear brand. In April 2006, we acquired OSA Holding, Inc. and its wholly owned subsidiary, The Optical Shop of Aspen (OSA). OSA operates 21 luxury optical retail stores as of September 30, 2007. Also during 2006, we acquired four independent optical retail stores in the United States and substantially all of the operations of our exclusive distributor in Switzerland. We expect these acquisitions to strengthen our capabilities in premium and luxury eyewear, provide growth opportunities within the optics category and complement our multi-branding strategy.
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
On April 2, 2007, we acquired all of the capital stock of the Bright Eyes Group (Bright Eyes). Bright Eyes’ operations include wholesale, retail and franchise eyewear businesses in Australia. As of September 30, 2007, Bright Eyes operates 34 specialty eyewear retail locations in addition to over 100 locations operated by franchisees. The purchase price of approximately $15.4 million consisted of cash consideration of $15.1 million and $0.3 million in transaction costs. We funded the acquisition of Bright Eyes with borrowings under the Credit Agreement. We expect this acquisition will expand our retail and wholesale distribution capabilities in the South Pacific region.
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
Results of Operations
Three months ended September 30, 2007 and 2006
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
Net sales increased to $263.8 million for the three months ended September 30, 2007 from $210.2 million for the three months ended September 30, 2006, an increase of $53.6 million, or 25.5%.
Net sales by product category
Optics category net sales were $192.2 million for the three months ended September 30, 2007 compared to $148.8 million for the three months ended September 30, 2006, an increase of $43.3 million or 29.1%. The increase in optics net sales reflects increased sales of sunglasses and prescription eyewear, as well as higher goggle sales principally resulting from our acquisition of ESS. ESS and Bright Eyes, each acquired in 2007, represented an aggregate of approximately $12.4 million of the $43.3 million increase in optics category net sales. The optics category generated 72.8% of our total net sales during the three months ended September 30, 2007 compared to 70.8% for the comparable 2006 period.
Net sales in our AFA category were $52.2 million for the three months ended September 30, 2007 compared to $46.3 million for the three months ended September 30, 2006, an increase of $5.9 million or 12.8%. The increase reflects continued strong sales growth in key southern hemisphere markets including Brazil and Australia, and in our U.S. retail segment. The AFA category represented 19.8% of our total net sales during the three months ended September 30, 2007 compared to 22.0% for the comparable 2006 period.
Other products category net sales were $19.4 million for the three months ended September 30, 2007 compared to $15.1 million for the three months ended September 30, 2006, an increase of $4.3 million or 28.7%. The increase principally reflects an increase in the number of sunglass and optical specialty retail stores we operate and the sales contribution of Bright Eyes. The other products category represented 7.3% of our total net sales during the three months ended September 30, 2007 compared to 7.2% for the comparable 2006 period.
Net sales by geographic region
Our U.S. net sales were $148.9 million for the three months ended September 30, 2007, compared to $116.7 million for the three months ended September 30, 2006, an increase of $32.1 million, or 27.5%. U.S. net sales in our wholesale operations increased $15.7 million, or 22.4%, to $85.6 million for the three months ended September 30, 2007, compared to $69.9 million for the comparable 2006 period, principally due to increased sales volume in the optics category discussed above.

Net sales in our U.S. retail operations, which include our Internet and telesales operations, were $63.3 million for the three months ended September 30, 2007, compared to $46.8 million for the three months ended September 30, 2006, an increase of $16.5 million or 35.2%. The increase in retail sales principally reflects an increase in the number of Oakley, Sunglass Icon and OSA retail stores we operate and increased sales volume in our Internet and telesales operations.
Our international net sales were $114.9 million for the three months ended September 30, 2007, compared to $93.5 million for the comparable 2006 period, an increase of $21.4 million, or 22.9%. A weaker U.S. dollar relative to foreign currencies increased reported international net sales growth by approximately $5.7 million, or 6.1%. The Americas (non-U.S.) and Asia Pacific regions reported significant sales growth in both the optics and AFA categories. In the EMEA (Europe, Middle East, and Africa) region, we experienced substantial growth in the optics category, with AFA sales approximating prior year levels.
Gross profit
Gross profit increased to $146.5 million for the three months ended September 30, 2007 from $113.1 million for the three months ended September 30, 2006, an increase of $33.4 million, or 29.5%. Gross margin, or gross profit as a percentage of net sales, increased to 55.5% for the three months ended September 30, 2007 from 53.8% in the comparable 2006 period. Gross profit for the three months ended September 30, 2006 was adversely affected by $0.3 million in unrealized losses from changes in the fair value of foreign currency derivatives and charges of $0.2 million in connection with the footwear restructuring discussed above. No such unrealized gains or losses or footwear restructuring charges are included in the 2007 period.
Non-GAAP gross margin excludes the footwear restructuring charges and the impact of changes in the fair value of foreign currency derivatives. Non-GAAP gross margin was 55.5% for the three months ended September 30, 2007 compared to 54.0% for the three months ended September 30, 2006. The increase in non-GAAP gross margin primarily resulted from increased sales mix in the optics category, which generates a relatively higher gross profit as a percentage of net sales, and the favorable impact of increased manufacturing volumes. These factors were partially offset by the addition of Bright Eyes and ESS, which generate lower gross margins relative to our other optics products. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Non-GAAP Financial Measures,” included in this report.
Operating expenses
Operating expenses for the three months ended September 30, 2007 were $105.7 million compared to $87.0 million for the three months ended September 30, 2006, an increase of $18.7 million, or 21.4%. As a percentage of net sales, operating expenses decreased to 40.1% of net sales for the three months ended September 30, 2007 compared to 41.4% of net sales for the comparable 2006 period. The overall increase in operating expenses principally reflects higher operating expenses of $6.1 million in our expanded retail operations (including Bright Eyes), $8.1 million in increased non-retail operating expenses, $1.7 million in transaction costs related to the Merger, $1.5 million of additional operating expenses resulting from our acquisition of ESS and a $1.2 million increase in amortization of intangible assets related to the businesses we acquired in 2007 and 2006.
Research and development expenses increased $0.9 million to $7.1 million for the three months ended September 30, 2007 compared to $6.3 million for the comparable 2006 period. As a percentage of net sales, research and development expenses decreased to 2.7% of net sales for the three months ended September 30, 2007 compared to 3.0% of net sales for the three months ended September 30, 2006. The overall increase in research and development expenses principally reflects a $0.5 million increase in compensation and related benefit costs and increased design consulting fees.
Selling expenses increased $10.5 million to $61.5 million for the three months ended September 30, 2007 from $51.0 million for the three months ended September 30, 2006. As a percentage of net sales, selling expenses decreased to 23.3% of net sales for the three months ended September 30, 2007 compared to 24.2% of net sales for the three months ended September 30, 2006. Selling expenses increased primarily due to a $4.8 million increase in retail selling expenses over the comparable 2006 period, resulting from the increase in the number of retail stores we operate and the acquisition of Bright Eyes. Additional increases in non-retail selling expenses include a $1.9 million increase in personnel costs and related benefits and a $1.8 million increase in advertising and marketing costs. The acquisition of ESS accounted for an additional $1.1 million increase in selling expenses.
Shipping and warehousing expenses increased $0.6 million to $6.0 million for the three months ended September 30, 2007 from $5.4 million for the three months ended September 30, 2006. The increase principally reflects the increased sales volume we experienced in 2007. As a percentage of net sales, shipping expenses decreased to 2.3% of net sales for the three months ended September 30, 2007 compared to 2.6% of net sales for the three months ended September 30, 2006. The decrease in shipping and warehousing expenses as a percentage of net sales is due to the inclusion of ESS, which charges shipping costs to customers and includes the related expenses in cost of goods sold, an increase in our retail sales mix and an increase in our optics sales mix.
General and administrative expenses increased $6.7 million to $31.0 million for the three months ended September 30, 2007 from $24.3 million for the three months ended September 30, 2006. As a percentage of net sales, general and administrative expenses increased to 11.7% of net sales for the three months ended September 30, 2007 compared to 11.6% of net sales for the three months ended September 30, 2006. General and administrative expenses related to our retail operations increased $1.1 million, principally reflecting the increase in the number of retail stores we operate and the acquisition of Bright Eyes. General and administrative expenses for the three months ended September 30, 2007 also include $1.7 million in transaction costs related to the Merger. Additional increases in non-retail general and administrative expenses included a $1.2 million increase in amortization of intangible assets related to the businesses we acquired in 2007 and 2006 and a $1.3 million increase in personnel and related benefit costs.
Operating income
Our operating income increased to $40.8 million, or 15.5% of net sales, for the three months ended September 30, 2007 from $26.1 million, or 12.4% of net sales for the three months ended September 30, 2006, an increase of $14.8 million or 56.6%. The increase in operating income as a percentage of net sales principally reflects the strong optics sales growth we experienced during the 2007 period.
Interest expense and interest income
Interest expense, net of interest income, was $3.0 million for the three months ended September 30, 2007 compared to net interest expense of $0.3 million for the three months ended September 30, 2006. Interest expense totaled $3.6 million for the three months ended September 30, 2007 compared to $0.6 million for the three months ended September 30, 2006, principally due to higher outstanding borrowings under the Credit Agreement during the 2007 period. Interest income was $0.6 million for the three months ended September 30, 2007 compared to $0.3 million for the three months ended September 30, 2006.
Income taxes
The provision for income taxes was $14.1 million for the three months ended September 30, 2007, compared to $8.5 million for the three months ended September 30, 2006. Our effective tax rate for the three months ended September 30, 2007 was 37.4% compared to 32.8% for the three months ended September 30, 2006. The increase in our effective tax rate principally reflects the unfavorable impact of non-deductible transaction costs related to the Merger and approximately $0.3 million of interest expense on income tax liabilities we have recorded under FIN 48. The provision for income taxes for the three months ended September 30, 2006 included the benefit of a change in our estimated effective tax rate for fiscal year 2006 from 35% to 34%.
We expect that our effective tax rate for 2007 will be approximately 36.1%. However, our actual provision for income taxes will fluctuate from time to time as a result of changes in the estimated income tax liabilities we have recorded under FIN 48, changes in the valuation of deferred income tax assets and liabilities and other factors. As of September 30, 2007, we have recorded income tax liabilities, including interest and penalties, totaling approximately $22.3 million related to uncertain tax positions. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related income tax liabilities in the period in which such events occur. Such adjustments may have a material impact on our provision for income taxes and our results of operations. We also expect to recognize additional interest expense of approximately $1.4 million annually on the liabilities we have recognized for uncertain tax positions.
Net income
Net income increased to $23.7 million for the three months ended September 30, 2007 from $17.3 million for the three months ended September 30, 2006, an increase of $6.4 million or 36.6%, due to the factors discussed above.
Nine months ended September 30, 2007 and 2006
Net sales
Net sales increased to $726.1 million for the nine months ended September 30, 2007 from $565.5 million for the nine months ended September 30, 2006, an increase of $160.6 million, or 28.4%.
Net sales by product category
Optics category net sales were $544.0 million for the nine months ended September 30, 2007 compared to $414.2 million for the nine months ended September 30, 2006, an increase of $129.8 million or 31.3%. The increase in optics net sales reflects increased sales of sunglasses and prescription eyewear, as well as higher goggle sales principally resulting from our acquisition of ESS. The sales contribution of the businesses we acquired in 2007 and 2006 represented approximately $38.5 million of the $129.8 million increase in optics category net sales. The optics category generated 74.9% of our total net sales during the nine months ended September 30, 2007 compared to 73.2% for the comparable 2006 period.
Net sales in our AFA category were $129.1 million for the nine months ended September 30, 2007 compared to $113.6 million for the nine months ended September 30, 2006, an increase of $15.5 million or 13.6%. The increase reflects strong sales growth in key southern hemisphere markets including Brazil and Australia, and in our U.S. retail segment. The AFA category represented 17.8% of our total net sales during the nine months ended September 30, 2007 compared to 20.1% for the comparable 2006 period.
Other products category net sales were $53.0 million for the nine months ended September 30, 2007 compared to $37.7 million for the nine months ended September 30, 2006, an increase of $15.3 million or 40.8%. The increase reflects the greater number of sunglass and optical specialty retail stores we operate and higher comparable store sales. In addition, the sales contribution of the businesses we acquired in 2007 and 2006 represented approximately $6.4 million of the $15.3 million increase in other category sales. The other products category represented 7.3% of our total net sales during the nine months ended September 30, 2007 compared to 6.7% for the comparable 2006 period.
Net sales by geographic region
Our U.S. net sales were $415.6 million for the nine months ended September 30, 2007, compared to $317.7 million for the nine months ended September 30, 2006, an increase of $98.0 million, or 30.8%. U.S. net sales in our wholesale operations increased $48.4 million, or 24.7%, to $244.5 million for the nine months ended September 30, 2007, compared to $196.1 million for the comparable 2006 period, principally due to increased sales volume in the optics category discussed above.
Net sales in our U.S. retail operations, which include our Internet and telesales operations, were $171.1 million for the nine months ended September 30, 2007, compared to $121.6 million for the nine months ended September 30, 2006, an increase of $49.6 million or 40.8%. The increase in retail sales reflects increase in the number of Oakley and Sunglass Icon retail stores we operate, higher comparable store sales, increased sales volume in our Internet and telesales operations and the sales contribution of the OSA and Oliver Peoples retail stores we acquired in 2006.
Our international net sales were $310.5 million for the nine months ended September 30, 2007, compared to $247.8 million for the comparable 2006 period, an increase of $62.7 million, or 25.3%. A weaker U.S. dollar relative to foreign currencies increased reported international net sales growth by approximately $13.3 million, or 5.4%. The Americas (non-U.S.) and Asia Pacific regions reported significant sales growth in both the optics and AFA categories. In the EMEA region, we experienced substantial growth in the optics category, partially offset by modestly lower sales of footwear and other AFA products.

Gross profit
Gross profit increased to $406.2 million for the nine months ended September 30, 2007 from $308.3 million for the nine months ended September 30, 2006, an increase of $97.9 million, or 31.7%. Gross margin, or gross profit as a percentage of net sales, increased to 55.9% for the nine months ended September 30, 2007 from 54.5% in the comparable 2006 period. Gross profit for the nine months ended September 30, 2006 was adversely affected by $3.7 million in unrealized losses from changes in the fair value of foreign currency derivatives and charges of $3.3 million in connection with the footwear restructuring discussed above. No such unrealized gains or losses or footwear restructuring charges are included in the 2007 period.
Non-GAAP gross margin excludes the footwear restructuring charges and the impact of changes in the fair value of foreign currency derivatives. Non-GAAP gross margin was 55.9% for the nine months ended September 30, 2007 compared to 55.6% for the nine months ended September 30, 2006. The increase in non-GAAP gross margin primarily resulted from improved sales mix in the optics category, which generates a relatively higher gross profit as a percentage of net sales, and the favorable impact of increased manufacturing volumes. These favorable factors were partially offset by the addition of Bright Eyes and ESS, which generate relatively lower gross margins than our existing optics products. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Non-GAAP Financial Measures,” included in this report.
Operating expenses
Operating expenses for the nine months ended September 30, 2007 were $318.3 million compared to $251.4 million for the nine months ended September 30, 2006, an increase of $66.9 million, or 26.6%. As a percentage of net sales, operating expenses decreased to 43.8% of net sales for the nine months ended September 30, 2007 compared to 44.5% of net sales for the comparable 2006 period. The overall increase in operating expenses principally reflects higher operating expenses of $18.9 million in our expanded retail operations (including OSA and Bright Eyes), $35.7 million in increased non-retail operating expenses, a $4.2 million increase in amortization of intangible assets related to the businesses we acquired in 2007 and 2006, $4.0 million of additional operating expenses resulting from our acquisition of ESS and $4.1 million in transaction costs related to the Merger.
Research and development expenses increased $2.5 million to $19.8 million for the nine months ended September 30, 2007 compared to $17.3 million for the comparable 2006 period. As a percentage of net sales, research and development expenses decreased to 2.7% of net sales for the nine months ended September 30, 2007 compared to 3.1% of net sales for the nine months ended September 30, 2006. The overall increase in research and development expenses reflects a $1.0 million increase in compensation and related benefit costs, a $0.8 million of additional expenses resulting from our acquisitions of ESS and Oliver Peoples and increased design consulting fees.
Selling expenses increased $37.3 million to $188.0 million for the nine months ended September 30, 2007 from $150.7 million for the nine months ended September 30, 2006. As a percentage of net sales, selling expenses were 25.9% of net sales for the nine months ended September 30, 2007 compared to 26.7% of net sales for the nine months ended September 30, 2006. Retail selling expenses for the nine months ended September 30, 2007 increased $14.7 million over the comparable 2006 period, principally reflecting the increase in the number of retail stores we operate, including OSA and Bright Eyes. Additional increases in non-retail selling expenses include a $7.0 million increase in advertising and marketing costs, a $5.4 million increase in personnel costs and related benefits and a $2.8 million increase in sales commissions due to higher sales volume. The acquisitions of ESS and Oliver Peoples accounted for an additional $5.1 million increase in selling expenses.
Shipping and warehousing expenses increased $1.5 million to $16.9 million for the nine months ended September 30, 2007 from $15.4 million for the nine months ended September 30, 2006. The increase principally reflects the increased sales volume we experienced in 2007. As a percentage of net sales, shipping expenses were 2.3% of net sales for the nine months ended September 30, 2007 compared to 2.7% of net sales for the nine months ended September 30, 2006. The decrease in shipping and warehousing expenses as a percentage of net sales is due to the inclusion of ESS, which charges shipping costs to customers and includes the related expenses in cost of goods sold, an increase in our retail sales mix and an increase in our optics sales mix.
General and administrative expenses increased $25.6 million to $93.6 million for the nine months ended September 30, 2007 from $68.0 million for the nine months ended September 30, 2006. As a percentage of net sales, general and administrative expenses were 12.9% of net sales for the nine months ended September 30, 2007 compared to 12.0% of net sales for the nine months ended September 30, 2006. General and administrative expenses of our retail operations increased $4.3 million, principally reflecting the increase in the number of retail stores we operate, including OSA and Bright Eyes. Additional increases in general and administrative expenses included a $4.2 million increase in amortization of intangible assets related to the businesses we acquired in 2007 and 2006, a $4.3 million increase in non-retail personnel and related benefit costs, $4.1 million in transaction costs related to the Merger and a $2.1 million increase in sales tax expense for taxes undercollected in prior years.
Operating income
Our operating income increased to $87.9 million, or 12.1% of net sales, for the nine months ended September 30, 2007 from $57.0 million, or 10.1% of net sales for the nine months ended September 30, 2006, an increase of $31.0 million or 54.4%. The increase in operating income as a percentage of net sales principally reflects the strong sales growth we experienced and the unfavorable impact on our gross margin for the fiscal 2006 period of the footwear restructuring charges and changes in the fair value of foreign currency derivatives, as discussed above.
Interest expense and interest income
Interest expense, net of interest income, was $8.2 million for the nine months ended September 30, 2007 compared to $0.7 million for the nine months ended September 30, 2006. Interest expense totaled $9.5 million for the nine months ended September 30, 2007 compared to $2.0 million for the nine months ended September 30, 2006, principally due to higher outstanding borrowings under the Credit Agreement during the 2007 period. Interest income was $1.4 million for the nine months ended September 30, 2007 compared to $1.2 million for the nine months ended September 30, 2006.
Income taxes
The provision for income taxes was $28.9 million for the nine months ended September 30, 2007, compared to $19.1 million for the nine months ended September 30, 2006. Our effective tax rate for the nine months ended September 30, 2007 was 36.2%, compared to 34.0% for the nine months ended September 30, 2006. We expect that our effective tax rate for fiscal 2007 will be approximately 36.1% due to the unfavorable impact of non-deductible transaction costs related to the Merger. The provision for income taxes for the nine months ended September 30, 2007 also includes approximately $1.0 million of interest expense on income tax liabilities, partially offset by the recognition of a $1.1 million benefit resulting from the resolution of a state income tax matter.
Net income
Net income increased to $50.9 million for the nine months ended September 30, 2007 from $37.1 million for the nine months ended September 30, 2006, an increase of $13.8 million or 37.1%, due to the factors discussed above.
Liquidity and Capital Resources
Our cash and cash equivalents were $53.7 million at September 30, 2007 compared to $31.3 million at December 31, 2006. The increase in our cash and cash equivalents principally reflects borrowings under the Credit Agreement and cash provided by operations, largely offset by payments for the acquisition of ESS and Bright Eyes. Our principal sources of liquidity are cash flow generated from operations and borrowings under the Credit Agreement. As of September 30, 2007, available borrowings under the Credit Agreement totaled $47.3 million. We believe that our existing cash and cash equivalents, available borrowings under the Credit Agreement and anticipated cash flows from operations will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months. We may consider other acquisition opportunities or increases in our capital spending to extend our product lines or expand our retail operations. In order to fund any such capital expenditures or acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. There can be no assurance that additional financing, if necessary, will be available on terms acceptable to us or at all.
Cash provided by operating activities totaled $39.6 million for the nine months ended September 30, 2007 compared to cash provided by operating activities of $54.0 million for the comparable 2006 period. Operating cash flow for the nine months ended September 30, 2007 reflects our net income of $50.9 million and net non-cash charges (depreciation and amortization, stock-based compensation, changes in the fair value of derivative instruments and other) of $42.2 million, partially offset by net working capital increases of $53.5 million. The working capital increases principally consisted of a $45.7 million increase in inventories and a $23.1 million increase in accounts receivable, partially offset by a $16.0 million increase in accounts payable, accrued expenses and other current liabilities.
At September 30, 2007, our working capital decreased to $116.3 million compared to $179.7 million at December 31, 2006, principally due to our use of short-term borrowings under the Credit Agreement to finance our acquisition of ESS and Bright Eyes. Working capital may vary from time to time as a result of seasonality, new product introductions, changes in accounts receivable and inventory levels and other factors. Accounts receivable, less allowances for doubtful accounts, were $140.8 million at September 30, 2007 compared to $109.2 million at December 31, 2006 and $115.8 million at September 30, 2006. Accounts receivable days outstanding, based on wholesale net sales, were 65 at September 30, 2007 compared to 68 at December 31, 2006 and 65 at September 30, 2006. Inventories increased to $208.1 million at September 30, 2007 compared to $155.4 million at December 31, 2006 and $154.1 million at September 30, 2006. The increased inventory reflects higher inventories of optics products to support our increased sales volume, seasonally higher AFA inventories in advance of the shipment of our Fall 2007 line, the expansion of our retail operations and the inventories of acquired businesses.
Cash used in investing activities of $187.4 million for the nine months ended September 30, 2007 principally consisted of payments of $131.7 million for acquisitions of businesses (principally ESS and Bright Eyes) and payments for capital expenditures of $55.7 million. Cash used in investing activities of $115.4 million for the nine months ended September 30, 2006 principally consisted of payments of $83.2 million for the acquisitions of businesses and payments for capital expenditures of $33.0 million. Capital expenditures for the nine months ended September 30, 2007 included $20.8 million for our retail operations. As of September 30, 2007, we had commitments of approximately $1.5 million for future capital expenditures, which we expect to fund with cash flows from operations or available borrowings under the Credit Agreement.
Cash provided by financing activities of $168.4 million for the nine months ended September 30, 2007 principally consisted of net borrowings under credit facilities of $157.7 million and proceeds from the exercise of stock options of $7.8 million. For the nine months ended September 30, 2006, cash provided by financing activities of $9.8 million principally consisted of net borrowings under credit facilities of $17.4 million and proceeds from the exercise of stock options of $2.3 million, partially offset by payments of $10.4 million to repurchase shares of our common stock.
During the nine months ended September 30, 2007, we repurchased no shares of our common stock under our previously announced share repurchase programs. As of September 30, 2007, the approximate dollar value of shares that may yet be repurchased under the share repurchase programs we announced on March 15, 2005 and September 25, 2006 was $3.3 million and $20.0 million, respectively.
Credit Agreement
The Credit Agreement provides for borrowings in multiple currencies by us and certain of our subsidiaries and for the issuance of letters of credit. The Credit Agreement expires in September 2011. Borrowings under the Credit Agreement bear interest at variable rates based upon the bank’s prime lending rate or LIBOR, plus specified margins. The weighted-average interest rate on borrowings outstanding under the Credit Agreement as of September 30, 2007 was 6.0%. We are required to pay a commitment fee on the daily unused amount of the commitments under the Credit Agreement and other fees as specified in the agreement. As of September 30, 2007, outstanding borrowings under the Credit Agreement were $197.1 million.
The Credit Agreement contains various restrictive covenants that require that we maintain certain financial ratios and that may limit our ability, among other things, to: incur or guarantee indebtedness, incur liens, pay dividends or repurchase stock, enter into transactions with affiliates, consummate asset sales, acquisitions or mergers, or make investments. As of September 30, 2007, we were in compliance with all restrictive covenants and financial ratio requirements of the Credit Agreement. Our obligations under the Credit Agreement are unsecured.
Certain of our subsidiaries also have lines of credit to provide working capital financing. These lines of credit bear interest at rates ranging from 1.4% to 7.1%. Some of our subsidiaries have bank overdraft accounts that renew annually and bear interest at rates ranging from 4.7% to 13.0%. The aggregate borrowing limit on the subsidiaries’ lines of credit and overdraft accounts is $26.9 million, of which $7.9 million was outstanding at September 30, 2007.

Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of September 30, 2007 (in thousands):

		Oct. - Dec.
	Total	2007	2008	2009	2010	2011	Thereafter
Lines of credit	$205,013	$205,013	$—	$—	$—	$—	$—
Long-term debt	25	25	—	—	—	—	—
Letters of credit	1,957	1,957	—	—	—	—	—
Operating leases	230,952	10,487	37,920	37,010	33,699	29,439	82,397
Endorsement contracts (1)	5,555	1,732	2,847	462	256	258	—
Product purchase commitments (2)	110,000	56,106	27,594	8,800	8,750	8,750	—
Capital purchase commitments	1,507	1,507	—	—	—	—	—
Additional consideration for
business acquired	2,000	—	1,000	1,000	—	—	—

	$557,009	$276,827	$69,361	$47,272	$42,705	$38,447	$82,397

(1)	We have entered into endorsement contracts with selected athletes and others who endorse our products. Under these contracts, we have agreed to pay certain incentives based on specific achievements in addition to minimum annual payments. The amounts listed above for endorsement contracts represent approximate amounts of minimum payments required under these contracts. Actual amounts paid under these contracts may differ from the amounts listed as a result of the conditional components of these obligations.

(2)	Amounts listed for purchase obligations represent contractual agreements, letters of credit and open purchase orders for products or services to be incurred in the ordinary course of business, which are enforceable and legally binding and specify all significant terms.
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
Non-GAAP gross margin has certain limitations because it does not reflect all of the costs associated with the operation of our business as determined in accordance with GAAP. Moreover, our non-GAAP gross margin may be different from similarly titled non-GAAP measures used by other companies, which may not provide investors a comparable view of our performance in relation to other companies in the same industry. Readers should consider non-GAAP gross margin in addition to, and not as a substitute for, or superior to, gross profit as a percentage of net sales determined in accordance with GAAP. We seek to compensate for the limitations of non-GAAP gross margin by providing descriptions of the reconciling items and a reconciliation of non-GAAP gross margin to the most directly comparable GAAP measure so that investors can appropriately incorporate non-GAAP gross margin and its limitations into their analyses. Additional information on the changes in the fair value of foreign currency derivatives not designated as cash flow hedges is included in Note 8 of Notes to Condensed Consolidated Financial Statements. A reconciliation of non-GAAP gross margin to the most directly comparable GAAP financial measure, gross profit as a percentage of net sales, is as follows (in thousands):

			Change in fair
		Footwear	value of foreign	Calculation of
	Reported	restructuring	currency	non-GAAP gross
	under GAAP	charges	derivatives	margin (1)
Three months ended September 30, 2007
Net sales	$263,789	$—	$—	$263,789
Cost of goods sold	117,284	—	—	117,284

Gross profit	$146,505	$—	$—	$146,505
Gross profit as a % of net sales	55.5%
Non-GAAP gross margin				55.5%

Three months ended September 30, 2006
Net sales	$210,219	$(22)	$—	$210,241
Cost of goods sold	97,120	157	295	96,668

Gross profit	$113,099	$(179)	$(295)	$113,573
Gross profit as a % of net sales	53.8%
Non-GAAP gross margin				54.0%

Nine months ended September 30, 2007
Net sales	$726,115	$—	$—	$726,115
Cost of goods sold	319,895	—	—	319,895

Gross profit	$406,220	$—	$—	$406,220
Gross profit as a % of net sales	55.9%
Non-GAAP gross margin				55.9%

Nine months ended September 30, 2006
Net sales	$565,501	$(1,847)	$—	$567,348
Cost of goods sold	257,164	1,490	3,702	251,972

Gross profit	$308,337	$(3,337)	$(3,702)	$315,376
Gross profit as a % of net sales	54.5%
Non-GAAP gross margin				55.6%

(1)	We do not use non-GAAP net sales or non-GAAP cost of goods sold separately as non-GAAP financial measures. Non-GAAP net sales and non-GAAP cost of goods sold are presented herein solely for the purpose of illustrating the computation of non-GAAP gross margin.

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
The following is a summary of all foreign exchange contracts (to purchase U.S. dollars for the respective foreign currencies) we held at September 30, 2007 (in thousands):

		Weighted-average
	U.S. Dollar	rate per		Fair Value
Currency	Equivalent	US $1.00	Maturity Dates	Gain (Loss)
British pound	$17,671	0.5090	Oct. 2007 – Oct. 2008	$(625)
Canadian dollar	15,651	1.0310	Oct. 2007 – Jun. 2008	(588)
Euro	17,296	0.7450	Oct. 2007 – Dec. 2008	(1,115)
Japanese yen	18,105	112.1250	Oct. 2007 – Mar. 2009	(15)

	$68,723			$(2,343)

We use, and plan to continue to use, foreign exchange contracts as part of our strategy to manage our exposure to foreign currency exchange rate fluctuations. These foreign exchange contracts have various terms and maturity dates. Consequently, the total amount of exchange contracts held may change from one period to another. Also, we may, for various reasons, decide to either expand or reduce the level of foreign exchange contracts we hold. Based upon the foreign exchange contracts we held at September 30, 2007, if the value of the U.S. dollar were to hypothetically decrease by 10% relative to the foreign currencies which we have hedged with foreign exchange contracts, our gross profit and our pre-tax income would decrease by approximately $7.9 million. This change in gross profit and pre-tax income could be offset, to a greater or lesser extent, by a gain from translating foreign currency income and expenses into U.S dollars at the same hypothetical rate.
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
Interest Rate Risk
The majority of our outstanding borrowings, including borrowings under the Credit Agreement and the credit facilities available to certain of our subsidiaries, bear interest at variable rates and subject us to interest rate risk related to fluctuations in the rates of interest we pay on these obligations. We generally do not enter into derivative contracts or other arrangements to manage our exposure to interest rate risk. Outstanding borrowings under these arrangements totaled $205.0 million at September 30, 2007. Based on the weighted-average interest rate of 6.0% applicable to borrowings outstanding under the Credit Agreement, if interest rates were to hypothetically increase by 10%, and to the extent that borrowings remain outstanding, for every $1.0 million of borrowings outstanding our interest expense would increase by approximately $6,000 per year.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 26, 2007, Pipefitters Local No. 636 Defined Benefit Plan filed a purported class action complaint, Case No. 07CC01306, in the Superior Court of California, County of Orange, on behalf of itself and all other shareholders of Oakley except those named as defendants and any person, firm, trust, corporation or other entity related to or affiliated with any defendant, against Oakley and each of its directors (Defendants). The complaint alleges, among other things, that Defendants violated their fiduciary duties to shareholders by approving a transaction with Luxottica and claims that the price per share fixed by the Merger Agreement is inadequate and unfair. The complaint seeks, among other things, (1) class action status; (2) to enjoin the Defendants from consummating the proposed Merger; (3) to declare that the Merger Agreement was entered into in breach of Defendants’ fiduciary duties; (4) to rescind, to the extent already implemented, the proposed Merger; and (5) to award plaintiffs the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.
On July 30 and July 31, 2007, Defendants filed demurrers to the complaint. On August 30, 2007, the Court sustained Defendants’ demurrers and granted plaintiff 15 days’ leave to amend. On September 14, 2007, the plaintiff filed an amended complaint, seeking the same relief as the original complaint. The amended complaint contains similar allegations as the original complaint and also adds allegations for breach of fiduciary duty based on a purported failure to disclose certain information in the Company’s preliminary proxy statement filed with the SEC on September 7, 2007 in connection with the Merger. On October 9, 2007, Defendants filed a demurrer to the amended complaint, which is currently scheduled to be heard by the Superior Court on December 13, 2007. We believe that the allegations are without merit and intend to vigorously defend this action.
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
The Merger was approved by holders of two-thirds of the outstanding shares of our common stock at a special meeting held on November 7, 2007. Early termination of the applicable waiting period under the HSR Act was granted on August 24, 2007 and clearance under applicable antitrust, trade regulation or competition laws was obtained in Germany on August 28, 2007, in the United Kingdom on October 12, 2007 and in Australia on October 15, 2007. The Company filed for approval under Exon-Florio on August 16, 2007 and received approval from CFIUS on September 17, 2007. However, several additional conditions must be satisfied to complete the proposed Merger including, among others:
•	the receipt of approvals under the antitrust or similar laws of South Africa;

•	the absence of any order or injunction prohibiting the consummation of the Merger; and

•	the filing of an articles of merger with the Secretary of State of the State of Washington.
These conditions are set forth in detail in the definitive proxy materials relating to a special meeting of our shareholders, which we filed with the SEC on October 17, 2007. We cannot assure you that that all of the conditions to the completion of the Merger will be satisfied.
In connection with the Merger we are subject to several risks, including the following:
•	The price of our common stock has increased significantly since we announced the Merger. The Merger Price represents a premium of approximately 16% over $25.23, which was the closing share price of our common stock on the New York Stock Exchange on June 20, 2007, the date on which the Merger was first announced. The closing share price of our common stock was $28.45 on June 21, 2007 and $29.27 on November 6, 2007. If the conditions to the Merger set forth in the Merger Agreement are not met, the Merger may not occur, and the price of our common stock may decline significantly.

•	In the event the proposed Merger is terminated by Luxottica, our remedies against Luxottica with respect to certain breaches of the Merger Agreement, if any, may not be adequate to cover our damages.

•	We have incurred substantial transaction costs, and expect to incur additional transaction costs, that will not be recovered if the Merger is not completed.

•	We cannot predict the outcome of any legal proceedings that have been or may be instituted against us, members of our Board of Directors, management and others relating to the Merger, including any settlement of such proceedings that may be subject to court approval. The resolution of any litigation or other legal process, regardless of its merit, could be costly and divert the efforts and attention of our management.

•	Our management’s and employees’ attention may be diverted from the day-to-day operations of our business, which could disrupt our relationships with suppliers or customers.

•	We may experience difficulty in attracting new employees or in retaining current employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no unregistered sales of equity securities during the quarter ended September 30, 2007.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2007, we purchased no shares of our equity securities under our previously announced share repurchase programs. As of September 30, 2007, the approximate dollar value of shares that may yet be repurchased under the share repurchase programs we announced on March 15, 2005 and September 25, 2006 was $3.3 million and $20.0 million, respectively.
The following table sets forth the purchases of our equity securities made by us and affiliated purchasers for the quarter ended September 30, 2007:

	(a)	(b)	(c)	(d)
			Total number of shares	Approximate dollar
			purchased as part of	value of shares that may
	Total number of	Average price	publicly announced	yet be purchased under
Period	shares purchased	paid per share	program	the program

July 1 — 31, 2007	—	—	—	$23,299,000
August 1 — 31, 2007	—	—	—	23,299,000
September 1 — 30, 2007	5,363 (1)	$28.92	—	23,299,000

Total	5,363	$28.92	—

(1)	Represents all of the shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

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

10.1
Amendment to Employment Agreement, dated as of September 19, 2007, by and between Oakley, Inc. and D. Scott Olivet, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated September 20, 2007, is incorporated herein by reference.

10.2
Shared Services Agreement, made as of September 20, 2007, by and between Oakley, Inc. and Red.com, Inc. dba Red Digital Cinema Camera Company, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2007, is incorporated herein by reference.

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

Oakley, Inc.

November 7, 2007	/s/ D. Scott Olivet

D. Scott Olivet
Chief Executive Officer

November 7, 2007	/s/ Richard Shields

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

10.1
Amendment to Employment Agreement, dated as of September 19, 2007, by and between Oakley, Inc. and D. Scott Olivet, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated September 20, 2007, is incorporated herein by reference.

10.2
Shared Services Agreement, made as of September 20, 2007, by and between Oakley, Inc. and Red.com, Inc. dba Red Digital Cinema Camera Company, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2007, is incorporated herein by reference.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002